Form 10-Q
period 2008-12-31
Volu-Sol Reagents CORP
filed 2009-02-20
CIK 1429896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 0-53570

VOLU-SOL REAGENTS CORPORATION

(Exact name of registrant as specified in its charter)

Utah	87-0578125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5095 West 2100 South West Valley City, Utah	84120
(Address of principal executive offices)	(Zip Code)

(801) 974-9474
 (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes  ☐   No  ☒

As of February 10, 2009, the issuer’s had 8,982,639 shares of common stock outstanding.

VOLU-SOL REAGENTS CORPORATION

Table of Contents

PART I – FINANCIAL INFORMATION

Forward-Looking Information

Unless otherwise indicated, the terms “Volu-Sol,” the “Company,” “we,” “us,” and “our” refer to Volu-Sol Reagents Corporation. In this Quarterly Report on Form 10-Q, we may make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions and resources that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We do not undertake to update, revise or correct any of the forward-looking information. The following discussion should also be read in conjunction with the audited financial statements and the notes thereto.

The statements contained in this Quarterly Report on Form 10-Q that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “intend,” “plan,” “could,” “is likely,” or “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to caution the reader that these forward-looking statements that are not historical facts are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of assumptions underlying the Company’s projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and the results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

Item 1.  Financial Statements.

Volu-Sol Reagents Corporation
Balance Sheets
(unaudited)

	December 31, 2008	September 30, 2008

Assets

Current assets:
Cash	$330,559	$474,146
Accounts receivable, net of allowance for doubtful accounts of $2,000 and $2,500, respectively	84,696	91,667
Inventories, net of reserve of $38,811 and $39,141, respectively	55,897	51,183
Prepaid expenses and other assets	14,442	7,250
Total current assets	485,594	624,246

Property and equipment, net of accumulated depreciation of $399,621 and $396,787, respectively (note 2)	53,976	52,375
Related party note receivable (note 3)	519,791	598,793
Total assets	$1,059,361	$1,275,414

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$160,779	$72,159
Accrued expenses	187,529	145,293
Total current liabilities	348,308	217,452
Total liabilities	348,308	217,452

Stockholders’ equity:
Preferred stock; no par value, 10,000,000 shares authorized; 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, no par value, 50,000,000 shares authorized; 8,982,639 and 8,982,639 shares issued and outstanding, respectively	3,698,750	3,698,750
Accumulated deficit	(2,987,697)	(2,640,788)
Total stockholders’ equity	711,053	1,057,962
Total liabilities and stockholders’ equity	$1,059,361	$1,275,414

See accompanying notes to financial statements.

Volu-Sol Reagents Corporation
Statements of Operations
(unaudited)

	Three Months Ended
	December 31,
	2008	2007

Sales, net	$104,307	$169,592
Cost of goods sold	103,071	114,221

Gross profit	1,236	55,371

Operating expenses:
Research and development	105,938	175,103
Selling, general and administrative	249,005	164,514

Loss from operations	(353,707)	(284,246)

Other income (expense):
Interest income	7,623	2,672
Other income (expenses)	(825)	1,342

Net loss	$(346,909)	$(280,232)

Net loss per common share – basic and diluted	$(0.04)	$(0.03)

Weighted average shares – basic and diluted	8,983,000	8,983,000

See accompanying notes to financial statements.

Volu-Sol Reagents Corporation
Statements of Cash Flows
(unaudited)

	Three Months Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(346,909)	$(280,232)
Adjustments to reconcile net loss to net cash used
In operating activities:
Depreciation and amortization	2,835	2,294
Changes in operating assets and liabilities:
Accounts receivable	6,971	2,752
Interest receivable	(7,152)	-
Inventories	(4,714)	4,300
Prepaid expenses and other assets	(39)	(7,971)
Accounts payable	88,620	22,390
Accrued liabilities	42,236	(9,685)
Net cash used in operating activities	(218,152)	(266,152)

Cash flows from investing activities:
Payments for property and equipment	(4,436)	(1,574)
Net cash used in investing activities	(4,436)	(1,574)

Cash flows from financing activities:
Proceeds from related-party note	79,001	203,022

Proceeds from the sale of common stock	-	1,575,000
Net cash provided by financing activities	79,001	1,778,022

Net increase (decrease) in cash	(143,587)	1,510,296
Cash, beginning of year	474,146	752,404

Cash, end of year	$330,559	$2,262,700

Supplemental Cash Flow Information:

Cash paid for income taxes	-	-
Cash paid for interest	-	-

See accompanying notes to financial statements.

Volu-Sol Reagents Corporation
Notes to Financial Statements
(unaudited)

1.         Organization and Nature of Operations

Volu-Sol Reagents Corporation (the “Company” or “Volu-Sol”) was formed March 5, 1998, as a wholly owned subsidiary of RemoteMDx, Inc. (formerly Volu-Sol, Inc.), a Utah corporation (“RemoteMDx”).  RemoteMDx was originally a wholly owned subsidiary of Biomune Systems, Inc. (“Biomune”) and was spun off from Biomune in 1997 to engage in the business of manufacturing and marketing medical diagnostic substances.  This business was initially conducted as an unincorporated division of Biomune, called the Volu-Sol Medical Division.  Biomune purchased the business in 1991 from Logos Scientific, Inc.

The Company sells medical diagnostic substances and equipment to laboratories throughout the United States.

Going Concern
The Company has recurring net losses, negative cash flows from operating activities, and an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  In order for the Company to achieve successful operations, the Company must generate positive cash flows from operating activities and obtain the necessary funding to meet its projected capital investment requirements.

In order for the Company to remove substantial doubt about its ability to continue as a going concern, the Company must generate positive cash flows from operations and obtain the necessary funding to meet its projected capital investment requirements.  Management’s plans with respect to this uncertainty include raising additional capital from the sale of the Company’s common stock.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay debts.  If the Company is unable to increase revenues or obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

2.         Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying financial statements for cash, accounts receivable, accounts payable, accrued liabilities, and other debt obligations approximate fair values because of the immediate or short-term maturities of these financial instruments.

Concentration of Credit Risk
The Company has cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers' financial condition and requires no collateral from its customers.  The Company maintains an allowance for uncollectable accounts receivable based upon the expected collectability of all accounts receivable.

During three months ended December 31, 2008 and 2007, the Company had sales to entities which represented more than 10% of its revenues.  Thermo Fisher Scientific, Inc. accounted for approximately 20% ($21,040) and Richard-Allan Scientific Co. 13% ($13,970) for the thre months ending December 31, 2008.  The Company had the following sales to entities which represented more than 10% of its revenues during the three months ended December 31, 2007:  Thermo Fischer Scientific, Inc accounted for 25% ($42,015), Cardinal Health Medical accounted for 14% ($23,762) and Esbe Scientific accounted for 11% ($19,217).  No other customer accounted for more than 10% of the Company’s revenues for the three months ended December 31, 2008 and 2007.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash and investments with original maturities to the Company of three months or less.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables and changes in payment histories.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  A trade receivable is considered to be past due if any portion of the receivable balance has not been received by the contractual pay date.  Interest is not charged on trade receivables that are past due.

Inventories

Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out ("FIFO") method. Inventories consisted of raw materials, work-in-process, and finished goods.  Inventories as of December 31, 2008 and September 30, 2008 were as follows:

	December 31,	September 30,
	2008	2008

Raw materials	$42,355	$39,829
Work in process	8,124	6,604
Finished goods	44,229	43,891
Reserve for inventory obsolescence	(38,811)	(39,141)
Total inventory	$55,897	$51,183

Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable value could change in the near term.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets, typically three to seven years.  Leasehold improvements are amortized over the shorter of the estimated useful lives of the asset or the term of the lease.  Expenditures for maintenance and repairs are expensed while renewals and improvements over $500 are capitalized.  When property and equipment are disposed, any gains or losses are included in the results of operations.

Property and equipment consisted of the following as of December 31, 2008 and September 30, 2008:

	2008	2007
Equipment	$158,153	$153,718
Software	6,580	6,580
Leasehold improvements	268,366	268,366
Furniture and fixtures	20,498	20,498
	453,597	449,162
Accumulated depreciation	(399,621)	(396,787)
Property and equipment, net of accumulated depreciation	$53,976	$52,375

Depreciation expense for the three months ended December 31, 2008 and 2007 was $2,835 and $2,294, respectively.

Revenue Recognition

The Company’s revenue has historically been from two sources: (i) diagnostic equipment product sales; and (ii) sales of medical diagnostic stains.

Diagnostic Equipment Product Sales

Although not the focus of the Company’s business model, the Company sells its diagnostic equipment devices in certain situations. The Company recognizes product sales revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the devices, prices are fixed or determinable  and collection is reasonably assured.

Medical Diagnostic Stain Sales

The Company recognizes medical diagnostic stains revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer, prices and fixed or determinable and collection is reasonably assured.

Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold. Neither the sale of diagnostic equipment nor the sale of medical diagnostic stains contains multiple deliverables.

Customers order either of the Company’s product lines by purchase order.  The Company does not enter into long-term contracts.  Its diagnostic equipment sales were $12,474 for the three months ended December 31, 2008 and its medical diagnostic stain sales were $91,833 for the three months ended December 31, 2008.  All of the Company’s sales are made with net 30-day payment terms.

In connection with SFAS No. 48 criteria to qualify for the recognition of revenue at the time of sale, the Company notes the following:

•	Volu-Sol’s price to the buyer is fixed or determinable at the date of sale.
•	The buyer has paid Volu-Sol, or the buyer is obligated to pay Volu-Sol within 30 days, and the obligation is not contingent on resale of the product.
•	The buyer's obligation to Volu-Sol would not be changed in the event of theft or physical destruction or damage of the product.
•	The buyer acquiring the product for resale has economic substance apart from that provided by Volu-Sol.
•	Volu-Sol does not have significant obligations for future performance to directly bring about resale of the product by the buyer.
•	The amount of future returns can be reasonably estimated and they are negligible.
•
Customers may return diagnostic equipment within 30 days of the purchase date. Customers may return the medical diagnostic stains within 30 days of the purchase date provided that the stain’s remaining life is at least 8 months. Customers must obtain prior authorization for a product return.

The Company’s products have not been modified significantly for several years.  There is significant history on which to base the Company’s estimates of sales returns.  These sales returns have been negligible.

The Company has 70 types of products based on the number of individual SKUs in its inventory.  Most of these 70 SKUs are for medical diagnostic stain inventory.  For example, certain medical diagnostic stains are packaged in different sizes, and each packaged size (i.e. 16 oz., 32 oz., 48 oz.) has a unique SKU in inventory.  Paragraph 37 of SFAS No. 131 states that, “an enterprise shall report revenues from external customers for each product and service or each group of similar products and services unless it is impractical to do so.”  The vast majority of the Company’s sales are of medical diagnostic stains, with a minimal portion of sales being diagnostic equipment.   Because diagnostic equipment sales are not material to the financial statements, the Company discloses sales as one line item.

The Company’s revenue recognition policy for sales to distributors is the same as the policy for sales to end-users.

A customer qualifies as a distributor by completing a distributor application and proving its sales tax status.  Upon qualifying as a distributor, a customer receives a 35% discount from retail prices, and the distributor receives an additional 5% discount when product is purchased in case quantities.  The Company’s distributors are not required to maintain specified amounts of product on hand, and distributors are not required to make minimum purchases to maintain distributor status.  Distributors have no stock rotation rights or additional rights of return.  Sales to distributors are recorded net of discounts.

Sales returns have been negligible, and any and all discounts are known at the time of sale.  Sales are recorded net of sales returns and sales discounts.  There are no significant judgments or estimates associated with the recording of revenues.

Research and Development Costs
All expenditures for research and development are charged to expense as incurred. These expenditures in both the three months ended December 31, 2008 and 2007 were for the development of a medical home monitoring device and associated services. For the three months ended December 31, 2008 and 2007, research and development expenses were $105,938 and $175,103, respectively.

Advertising Costs
The Company expenses advertising costs as incurred.  Advertising expenses for the three months ended December 31, 2008 and 2007 were approximately $102 and $55, respectively.

Income Taxes
The Company recognizes deferred income tax assets or liabilities for the expected future tax consequences of events that have been recognized in the financial statements or income tax returns. Deferred income tax assets or liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply when the differences are expected to be settled or realized.  Deferred income tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.  Interest and penalties related to income tax liabilities, when incurred, are classified in interest expense and income tax provisions, respectively.

Net Loss Per Common Share
Basic net loss per common share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.

Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the weighted-average dilutive common share equivalents then outstanding.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS No. 159 to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the financial statements, net income shall be adjusted to include the net income attributed to the non-controlling interest and comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest.  The calculation of earnings per share will continue to be based on income amounts attributable to the parent.  SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The Company has not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

In December 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect on its financial statements, if any, that will occur upon adoption of EITF 07-1.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP FAS 140-3). FSP FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008, and will be applied to new transactions entered into after the date of adoption. Early adoption is prohibited. The Company has not yet determined the effect on its financial statements, if any, that will occur upon adoption of FSP FAS 140-3.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSB FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company has not yet determined the effect on its financial statements, if any, that will occur upon adoption of FSP FAS 142-3.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of FASB 162 is not expected to have a material impact on the Company’s financial statements.

In May 20008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).  FSB APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company does not expect that the adoption of FSP APB 14-1 will have a material impact on its financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company does not expect that the adoption of EITF 07-5 will have a material impact on its financial statement.

In June 2008, the FASB ratified EITF Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect on its financial statements, if any, that will occur upon adoption of EITF 08-3.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect on its financial statements, if any, that will occur upon adoption of FSP EITF 03-6-1.

In September 2008, the FASB ratified EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company has not yet determined the effect on its financial statements, if any, that will occur upon adoption of EITF 08-5.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard Number 157, Fair Value Measurements, (SFAS 57) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 related to financial assets and financial liabilities were effective during 2008.  With respect to certain nonfinancial assets and nonfinancial liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company does not expect that the adoption of SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities will have a material impact on its financial statements.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP FAS 133-1 and FIN 45-4). FSP FAS 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP FAS 133-1 and FIN 45-4 is effective for fiscal years ending after November 15, 2008. The Company has not yet determined the effect on its financial statements, if any, that will occur upon adoption of FSP FAS 133-1 and FIN 45-4.

In October 2008, the FASB issued FSP FAS 157-3 Determining Fair Value of a Financial Asset in a Market That Is Not Active (FSP FAS 157-3). FSP FAS 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The effect of adopting FSP FAS 157-3 did not have a material effect on the Company’s financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company has not yet determined the effect on its financial statements, if any, that will occur upon adoption of EITF 08-6.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not expect the pending adoption of EITF 08-7 to have a material impact on its financial statements.

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP FAS 140-4 and FIN 46(R)-8"). FSP FAS 140-4 and FIN 46(R)-8 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN 46(R), FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first interim or annual reporting period ending after December 15, 2008. The Company has not yet determined the effect on its financial statements, if any, that will occur upon adoption of FSP FAS 140 and FIN 46(R)-8.

On June 27, 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, which calls for nonrefundable advance payments for goods or services to be used in future research and development activities to be deferred and capitalized until such time as the related goods are delivered or related services are performed, at which point the amounts are to be recognized as an expense.  EITF 07-3 is effective for fiscal periods beginning after December 15, 2007.  The Company has evaluated its research and development contracts in regard to this new pronouncement and has determined that the effect of this consensus will not have a material impact on its financial statements.

3.	Related-Party Note Receivable

In October 2004, the Company entered into a Loan Agreement with RemoteMDx.  Under the terms of the Loan Agreement, RemoteMDx borrowed from the Company under a note which was repayable, together with interest at an annual rate of 5%.  As of December 31, 2008 and September 30, 2008, RemoteMDx owed the Company $519,791 and $598,793, respectively.  The note is due and payable on December 31, 2009.

4.	Preferred Stock

The Company is authorized to issue 10,000,000 shares of undesignated preferred stock, no par value per share.  Pursuant to the Company's Articles of Incorporation, the Company's board of directors has the authority to amend the Company's Articles of Incorporation, without further shareholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock and to create one or more series of preferred stock and fix the number of shares of each such series and determine the preferences, limitations and relative rights of each series of preferred stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, and liquidation preferences.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this filing. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties, including those set forth elsewhere in this filing. Our actual results and the timing of selected events discussed below could differ materially from those expressed in, or implied by, these forward-looking statements.

Overview

Our current core business is the manufacture, distribution and sale of medical diagnostic stains and solutions.  We continue to define our business plan and marketing strategy.  We are currently developing and we plan to market a new product line for monitoring and providing assistance to mobile and homebound seniors and the chronically ill, including those who may require a personal assistant to check up on them during the day to ensure their safety and well being and know where they are at all times.

Under our developing business model, we expect that the majority of our customers will be seniors who are mobile and want "peace of mind" knowing that their location is known at all times and that they can request assistance at anytime.  Our business plan is to sell or give customers a device and require payment of a monthly subscription for services.  Different     services range from requesting emergency services to receiving calls throughout the day from the monitoring center to remind them of specific events and ensuring their health and state of mind.  When an elderly person falls or is in need of help, the longer the patient waits for emergency help, the higher the hospitalization costs and the higher the mortality rate. By subscribing to our services, a subscriber will have access to a monitoring center advisor who can immediately contact emergency services and provide turn by turn directions on how to reach the subscriber in the event of an emergency.

In the future, we plan to monitor vital signs of the elderly and alert the patient and appropriate family members and emergency personnel when abnormal vitals are identified at the monitoring center.   We plan to integrate third party bio-medical sensors to capture specific vital signs such as glucose, blood pressure, and SPO2 and transmit the measurements to the monitoring center.

With U.S. healthcare costs spiraling upward, we believe that cost containment is a primary issue facing the industry.  This pressure will only intensify during the 21st century as the baby-boom generation is aging.  As of 2005, 35 million Americans were 65 years of age or older according to the US Census Bureau, and this number is projected to increase to 54 million by the year 2020, according to a study by the Economic Research Service of the U.S. Department of Agriculture (on file with the Company). By that year, 1 in 6 Americans will be over the age of 65 and by the middle of the century, the number of elderly could reach more than 86 million people, more than double its present size.  With an aging population, and because approximately 80% of healthcare costs occur in the last two years of life, according to an article published in the National Review Online (on file with the Company), viable cost saving options are needed.

In addition to the aging, approximately one in every four Americans suffers from a chronic illness, according to a 2004 presentation to the American Telemedicine Association (on file with the Company) which typically becomes more severe and prominent with age.  The demographics of chronic illnesses include over 15 million people with diabetes and close to 14 million with coronary heart disease (according to reports published by the American Heart Association), and over 10 million with osteoporosis (according to a study by the University of Maryland Medical Center).  Various industry studies, including a study published in the IBM Systems Journal in 2007 (on file with the Company) and a study conducted by heart specialists from Columbia Presbyterian Medical Center Cardiac Transplant Service (on file with the Company), have been conducted showing the cost savings that are attributed to the daily monitoring of the chronically ill.

We believe through the technologies that we have and plan to work on, that we can enhance the life of the elderly and enable them to live a more "normal" life style by being mobile and providing peace of mind knowing that their vital signs are being monitored and their location is known at all times.  We can immediately communicate with the patient and emergency personnel in times of need and communicate the patient’s location and medical history.

The monitoring center will be staffed around the clock with advisors that will receive calls originating from the product.  There will be two ways in which the advisor at the monitoring center will be engaged.

PERS

We are developing a line of personal emergency response systems, or PERS, known as home devices that connect the user to a 24-hour call center with the push of a button. The transmitter is typically worn on a neck pendant or wristband, and it sends a signal to a receiver that is connected to the home telephone line. When the patient pushes the button, the staff at the call center evaluates the situation, deciding whether to call an ambulance or a designated friend or family member. With most PERS setups, the patient can talk with the call center staff from anywhere in the house.  Typical problems are that the patient is too far away from the home communication device and the monitoring center personnel cannot hear the patient with advanced dementia who may not know to push the button in an emergency.  The system is also of no value when the patient is away from the home.

GPS Location Services / Cellular Services

There are many products that provide GPS tracking integrated with cellular services.  These products and services can be found in the transportation industry for vehicle and asset tracking and in the sports industry.

We are working to integrate the PERS and GPS location/Cellular services together and provide a comprehensive solution for the senior market.  We intend to work with strategic partners to design, develop and deliver a water resistant watch that interfaces with a GPS/Cellular communications device and transmits GPS location and a voice call to our monitoring center.  We have not made a final selection on the GPS/Communications device as of yet.  This decision will be made after evaluating the results of the prototype phase.  Additional strategic partners will develop the prototypes.

Currently, there are separate products on the market that provide service to the Personal Emergency Response (PERS) industry and products that provide geographical locations, and clinical health parameters.  However, we believe that no product on the market today has successfully integrated both products together to provide a service.  We feel that it is imperative to bring such a solution to the market.

We plan to develop end user products and a monitoring center application and infrastructure to interface with the patient and the monitoring center advisors.

During the three months ended December 31, 2008, we spent $105,938 on research and development.  Research and development has taken place on a GPS/Cellular communications device and on a water resistant watch that will detect falls, and consist of a speaker and microphone.  The watch will be universal for women and men with an adjustable strap.

The monitoring center and the related products will be developed by our team.  We have identified and are negotiating with several potential vendors for services that will further our objectives.  Our goal is to develop a wrist-watch sized PERS device, and we anticipate that we may work with one or more vendors to develop such a product.

Competition in Personal Emergency Response System (PERS) Markets

We have identified the following entities that appear to compete directly in one or more of our markets.  Note that all these entities target the senior that is confined to the home, as opposed to our intended customer who is typically more mobile:

·	ADT – specializing in home security, they offer a pendent device/home communications station.
·	Alertone – offers a wristband and pendent device / home communications device.

·	American Medical Alarms – offers a pendent device/home communications device.

·	Life Alert – offers a pendent device/home communications device.

·
Lifeline – owned by Philips is the largest provider in the industry with over 500,000 subscribers.  Offers a pendent device/home communications station.  They also send out pages to family members or caregivers when the monitoring center receives an alarm.

·	Life Station – offers a wristband, belt clip, pendent devices / home communications station.

·
Rescue Alert – offers a pendent device/home communications station.  Claims to have the best panic button range of 600 feet to the home communication device.   Monitoring center that is staffed with certified EMT advisors.

Recent Developments

Subsequent to the three months ended December 31, 2008, the Company received a $200,000 payment from RemoteMDx, Inc., the Company’s former parent.

Critical Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.  On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue recognition, and income taxes.  We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable and the results provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

With respect to concentration of credit risk, allowances for doubtful accounts receivable, inventories, impairment of assets, revenue recognition, and research and development, those material accounting policies that we believe are critical to an understanding of our financial results and condition are as follows:

Concentration of Credit Risk

The Company has cash in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.

In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers' financial condition and requires no collateral from its customers.  The Company maintains an allowance for uncollectable accounts receivable based upon the expected collectability of all accounts receivable.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables and changes in payment histories.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  A trade receivable is considered to be past due if any portion of the receivable balance has not been received by the contractual pay date.  Interest is not charged on trade receivables that are past due.

Inventories

Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out ("FIFO") method. Inventories consist of raw materials, work-in-process, and finished goods.  Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable value could change in the near term.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets, typically three to seven years.  Leasehold improvements are amortized over the shorter of the estimated useful lives of the asset or the term of the lease.  Expenditures for maintenance and repairs are expensed while renewals and improvements over $500 are capitalized.  When property and equipment are disposed, any gains or losses are included in the results of operations.

Revenue Recognition

The Company’s revenue has historically been from two sources: (i) diagnostic equipment product sales; and (ii) sales of medical diagnostic stains.

Diagnostic Equipment Product Sales

Although not the focus of the Company’s business model, the Company sells its diagnostic equipment devices in certain situations. The Company recognizes product sales revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer, prices are fixed or determinable, and collection is reasonably assured.

Medical Diagnostic Stain Sales

The Company recognizes medical diagnostic stains revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer, prices are fixed or determinable, and collection is reasonably assured.

Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.

We have no sales that contain multiple deliverables.  All of our revenues consist of sales of products, either (1) diagnostic equipment or (2) medical diagnostic stains.  The diagnostic equipment does not require installation or customization.

Historically and consistently all of our sales are made with net 30-day payment terms.  We have not changed our payment terms in the recent past (at least for five years).  We have no plans to change our payment terms in the future.

Our products have not been modified significantly for several years.  There is significant history on which to base our estimates of sales returns.  These sales returns have been negligible.  Customers may return diagnostic equipment within 30 days of the purchase date.  Customers may return the medical diagnostic stains within 30 days of the purchase date provided that the stain’s remaining life is at least 8 months.  Customers must obtain prior authorization for a product return.

In connection with SFAS No. 48 criteria to qualify for the recognition of revenue at the time of sale, we note the following:

·	Volu-Sol’s price to the buyer is fixed or determinable at the date of sale.

·	The buyer has paid Volu-Sol, or the buyer is obligated to pay Volu-Sol within 30 days, and the obligation is not contingent on resale of the product.

·	The buyer's obligation to Volu-Sol would not be changed in the event of theft or physical destruction or damage of the product.

·	The buyer acquiring the product for resale has economic substance apart from that provided by Volu-Sol.

·	Volu-Sol does not have significant obligations for future performance to directly bring about resale of the product by the buyer.

·	The amount of future returns can be reasonably estimated and they are negligible.

We have 70 types of products based on the number of individual SKUs in our inventory.  Most of these 70 SKUs are for medical diagnostic stain inventory.  For example, certain medical diagnostic stains are packaged in different sizes, and each packaged size (i.e. 16 oz., 32 oz., 48 oz.) has a unique SKU in inventory.  Paragraph 37 of SFAS No. 131 states that, “an enterprise shall report revenues from external customers for each product and service or each group of similar products and services unless it is impractical to do so.”  The vast majority of our sales are of medical diagnostic stains, with a minimal portion of sales being diagnostic equipment.   Because diagnostic equipment sales are not material to the financial statements, we disclose sales as one line item.

Our revenue recognition policy for sales to distributors is the same as the policy for sales to end-users.

A customer qualifies as a distributor by completing a distributor application and proving its sales tax status.  Upon qualifying as a distributor, a customer receives a 35% discount from retail prices, and the distributor receives an additional 5% discount when product is purchased in case quantities.  Our distributors are not required to maintain specified amounts of product on hand, and distributors are not required to make minimum purchases to maintain distributor status.  Distributors have no stock rotation rights or additional rights of return.  Sales to distributors are recorded net of discounts.

Sales returns have been negligible, and any and all discounts are known at the time of sale.  Sales are recorded net of sales returns and sales discounts.  There are no significant judgments or estimates associated with the recording of revenues.

Results of Operations

Three Months Ended December 31, 2008 and 2007

Net Sales

The Company’s fiscal year ends on September 30.  During the fiscal quarter ended December 31, 2008, we had net sales of $104,307 compared to $169,592 in the fiscal quarter ended December 31, 2007.  The change from 2007 to 2008 was due to a reduction in orders of Wright-Giemsa stain.  During the 2008 fiscal year, prive management of the Company changed the formula for Wright-Giemsa stain and customers did not respond well to the changed formula.  The Company has reintroduced the old formula and is attempting to get customers to once again order its products.

Cost of Goods Sold

Cost of goods sold totaled $103,071 in the first fiscal quarter ended December 31, 2008, compared to $114,221 for the quarter ended December 31, 2007.  The decrease of approximately $11,000 relates to a reduction in revenues described above.

Research and Development Expenses

During the quarter ended December 31, 2008, the Company incurred research and development expenses of $105,938 compared to $175,103 in research and development expense incurred during the fiscal quarter ended December 31, 2007. The research and development expenses in the quarter ended December 31, 2008 has decreased do to decreased billings from our research and development partners.

Selling, General and Administrative Expenses

During the three months ended December 31, 2008, the Company’s selling, general and administrative expenses totaled $249,005, compared to the same period one year ago, which totaled $164,515.  The increase in 2008 is the result of the following:

•	Legal and accounting fees associated with the spin-off of the Company from RemoteMDx, Inc.
•	Board of Director fees

Other Income and Expense

During the quarter ended December 31, 2008, interest income was $7,623, compared to $2,672 in the quarter ended December 31, 2007.  The increase in interest income was due to the Company having more cash on hand.

Net Loss

The Company had a net loss for the three months ended December 31, 2008 totaling $346,909, compared to a net loss of $280,232 for the same period one year ago.  This increase in net loss is due primarily to an increase in direct labor costs, research and development, and selling, general, and administrative expense in the most recent fiscal year as described above.

Liquidity and Capital Resources

Three Months ended December 31, 2008

The Company has not historically financed operations entirely from cash flows from operating activities.  During the year ended September 30, 2008, the Company supplemented cash flows with funding from the sale of equity securities.

At December 31, 2008, the Company had unrestricted cash of $330,559, compared to cash of $474,146 at September 30, 2008. At September 30, 2008, the Company had working capital of $406,794, compared to working capital of $137,286 at December 31, 2008.

During the quarter ended December 31, 2008, the Company’s operating activities used cash of $218,152.

Investing activities for the quarter ended December 31, 2008 used cash of $4,436.

Financing activities for the quarter ended December 31, 2008, provided $79,001 of net cash.

During quarter ended December 31, 2008, the Company incurred a net loss of $346,909 and had negative cash flows from operating activities totaling $218,152, compared to a net loss of $2,278,731 and negative cash flows from operating activities of $1,247,092 for the year ended September 30, 2008.  As of September 30, 2008, the Company’s working capital was $406,794 compared to working capital of $137,286 at December 31, 2008.  As of December 31, 2008; the Company had an accumulated deficit of $2,987,697 compared to $2,640,788 at September 30, 2008, and total stockholders’ equity at December 31, 2008 was $711,053 compared to $1,057,962 at September 30, 2008.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS No. 159 to have a material impact on our financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard Number 157, Fair Value Measurements, (SFAS 57) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 related to financial assets and financial liabilities were effective during 2008.  With respect to certain nonfinancial assets and nonfinancial liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company does not expect that the adoption of SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the financial statements, net income shall be adjusted to include the net income attributed to the non-controlling interest and comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest.  The calculation of earnings per share will continue to be based on income amounts attributable to the parent.  SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The Company has not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

In December 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect on its financial statements, if any, that will occur upon adoption of EITF 07-1.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP FAS 140-3). FSP FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008, and will be applied to new transactions entered into after the date of adoption. Early adoption is prohibited. The Company has not yet determined the effect on its financial statements, if any, that will occur upon adoption of FSP FAS 140-3.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSB FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company has not yet determined the effect on its financial statements, if any, that will occur upon adoption of FSP FAS 142-3.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of FASB 162 is not expected to have a material impact on the Company’s financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).  FSB APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company does not expect that the adoption of FSP APB 14-1 will have a material impact on its financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company does not expect that the adoption of EITF 07-5 will have a material impact on its financial statements.

In June 2008, the FASB ratified EITF Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect on its financial statements, if any, that will occur upon adoption of EITF 08-3.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect on its financial statements, if any, that will occur upon adoption of FSP EITF 03-6-1.

In September 2008, the FASB ratified EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company has not yet determined the effect on its financial statements, if any, that will occur upon adoption of EITF 08-5.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP FAS 133-1 and FIN 45-4). FSP FAS 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP FAS 133-1 and FIN 45-4 is effective for fiscal years ending after November 15, 2008. The Company has not yet determined the effect on its financial statements, if any, that will occur upon adoption of FSP FAS 133-1 and FIN 45-4.

In October 2008, the FASB issued FSP FAS 157-3 Determining Fair Value of a Financial Asset in a Market That Is Not Active (FSP FAS 157-3). FSP FAS 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The effect of adopting FSP FAS 157-3 did not have a material effect on the Company’s financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company has not yet determined the effect on its financial statements, if any, that will occur upon adoption of EITF 08-6.

In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets. EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of EITF 08-7 to have a material impact on its financial statements.

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP FAS 140-4 and FIN 46(R)-8"). FSP FAS 140-4 and FIN 46(R)-8 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN 46(R), FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first interim or annual reporting period ending after December 15, 2008. The Company has not yet determined the effect on its financial statements, if any, that will occur upon adoption of FSP FAS 140 and FIN 46(R)-8.

On June 27, 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, which calls for nonrefundable advance payments for goods or services to be used in future research and development activities to be deferred and capitalized until such time as the related goods are delivered or related services are performed, at which point the amounts are to be recognized as an expense.  EITF 07-3 is effective for fiscal periods beginning after December 15, 2007.  The Company has evaluated its research and development contracts in regard to this new pronouncement and has determined that the effect of this consensus will not have a material impact on its financial statements.

Going Concern

The significant accumulated deficits and negative cash flows of the Company raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.  Our plan with respect to this uncertainty is to focus on sales of our reagent products and completing strategic acquisitions and business combinations, and to raise capital through the offer and sale of our equity securities.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay debts.  Likewise, there can be no assurance that the Company will be successful in raising additional capital from the sale of equity or debt securities.  If the Company is unable to increase revenues or obtain additional financing, it will be unable to continue the development of its products and would likely cease operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4.  Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.  We and our auditors identified material weaknesses discussed below in the Report of management on internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to the Company's annual or interim financial statements will not be prevented or detected.

In the course of the management's assessment, it has identified the following material weaknesses in internal control over financial reporting:

Because of the small size of the Company, in terms of the number of employees, the Company lacks segregation of duties and that is a material weakness.  As the Company grows, this weakness will be mitigated.

We are in the process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies. Our management, audit committee, and directors will continue to work with our auditors and outside advisors to ensure that our controls and procedures are adequate and effective.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any legal proceedings which management believes will have a material effect upon the financial condition of the Company, nor are any such material legal proceedings anticipated.

By way of information, on August 15, 2008, plaintiffs Frederico and Erica Castellanos filed a lawsuit in the Superior Court of the State of California, Los Angeles County, Case No. BC396402, entitled "Frederico and Erica Castellanos vs. Allegheny Ludlum Corporation, et al."  The complaint names twenty-four Defendants and one hundred unnamed Doe Defendants.  The complaint asserts claims for negligence, strict liability - failure to warn, strict liability - design defect, fraudulent concealment, breach of implied warranties, and loss of consortium based on Mr. Castellanos' alleged exposure to certain chemicals during the course of his employment.  One of the original named Defendants was Logos Scientific, Inc.  On September 4, 2008, Plaintiffs amended their complaint to substitute "Volu-Sol, Inc. as successor in interest to Logos Scientific, Inc." for the previously unnamed Doe 1.

Volu-Sol, Inc. was the original name of RemoteMDx, Inc., the prior parent corporation of the Company.  As such, although the lawsuit names an entity called “Volu-Sol, Inc.,” as a party, as of the date of this filing, the Company was not a party to the lawsuit.

We are not aware of any contemplated legal or regulatory proceeding by a governmental authority in which we may be involved.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number                                                                Description

(3)(i)	Articles of Incorporation of Registrant (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(3)(i)	Articles of Amendment to Articles of Incorporation of Registrant (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(3)(ii)	Bylaws of Registrant (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(4)	Specimen of common stock certificate (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(10)(i)
Lease Agreement between RJF Company Ltd., and Volu-Sol Reagents, Inc., dated as of August 1, 2005 (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(10)(ii)	Loan Agreement between Volu-Sol Reagents Corporation and RemoteMDx (previously filed as in exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(10)(iii)	Promissory Note dated as of October 1, 2008 (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(10)(iv)
Professional Services Contract between Volu-Sol Reagents, Inc., and VPI Engineering, dated as of September 27, 2007, together with addenda (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(10)(v)
Securities Purchase Agreement between Volu-Sol Reagents, Inc., and ADP Management, dated as of November 15, 2007 (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(11)	Computation of Statement of Earnings (included in financial statements filed herewith)

(31)(i)	Rule 13a–14(a)/15d–14(a) Certifications

(32)	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOLU-SOL REAGENTS CORPORATION

/s/ James Dalton
James Dalton Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: February 19, 2009

/s/ Michael G. Acton
Michael G. Acton Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 19, 2009