Form 10-Q
period 2009-03-31
Volu-Sol Reagents CORP
filed 2009-04-30
CIK 1429896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009

or

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

(801) 974-9474
 (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐  No ☒

[The registrant became subject to the reporting requirements of the Securities Exchange Act on January 14, 2009 when its registration statement on Form S-1 became effective. It filed a registration statement under Section 12 of the Securities Exchange Act on January 26, 2009.]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐   No  ☒

As of April 10, 2009, the issuer had 8,982,639 shares of common stock outstanding.

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

Item 1.  Financial Statements.

Volu-Sol Reagents Corporation
Condensed Balance Sheets
(unaudited)

	March 31, 2009	September 30, 2008

Assets

Current assets:
Cash	$376,017	$474,146
Accounts receivable, net of allowance for doubtful accounts of $2,000 and $2,500, respectively	97,066	91,667
Inventories, net of reserve of $35,044 and $39,141, respectively (Note 2)	47,841	51,183
Interest Receivable	11,991	-
Prepaid expenses and other assets	9,477	7,250
Total current assets	542,392	624,246

Property and equipment, net of accumulated depreciation of $402,655 and $396,787, respectively (note 2)	55,225	52,375
Related party note receivable (note 3)	314,091	598,793
Total assets	$911,708	$1,275,414

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$127,072	$72,159
Accrued expenses	186,565	145,293
Total current liabilities	313,637	217,452
Total liabilities	313,637	217,452

Stockholders’ equity:
Preferred stock; no par value, 10,000,000 shares authorized; 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, no par value, 50,000,000 shares authorized; 8,982,639 and 8,982,639 shares issued and outstanding, respectively	3,698,750	3,698,750
Accumulated deficit	(3,100,679)	(2,640,788)
Total stockholders’ equity	598,071	1,057,962
Total liabilities and stockholders’ equity	$911,708	$1,275,414

See accompanying notes to condensed financial statements.

Volu-Sol Reagents Corporation
Condensed Statements of Operations
(unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008

Sales, net	$126,760	$174,835	$231,067	$344,428
Cost of goods sold	100,841	130,860	203,913	245,082

Gross profit	25,919	43,975	27,154	99,346

Operating expenses
Research and development	20,468	195,240	126,406	370,343
Selling, general and administrative	156,806	145,543	405,810	310,058

Loss from operations	(151,355)	(296,808)	(505,062)	(581,055)

Other income (expenses):
Interest income	4,341	6,035	11,964	8,707
Gain on forgiveness of payable	34,032	-	34,032	-
Other income (expenses)	-	-	(825)	1,341
	38,373		45,171

Net loss	$(112,982)	$(290,773)	$(459,891)	$(571,005)

Net loss per common share – basic and diluted	$(0.01)	$(0.03)	$(0.05)	$(0.06)

Weighted average shares – basic and diluted	8,983,000	8,740,000	8,983,000	7,781,000

See accompanying notes to condensed financial statements.

Volu-Sol Reagents Corporation
Condensed Statements of Cash Flows
(unaudited)

	Six Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(459,890)	$(571,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,868	4,733
Changes in operating assets and liabilities:
Accounts receivable	(5,399)	(9,154)
Interest receivable	(11,991)
Inventories	3,342	5,149
Prepaid expenses and other assets	(2,226)	(17,624)
Accounts payable	54,913	87,530
Accrued liabilities	41,271	(26)
Net cash used in operating activities	(374,112)	(500,397)

Cash flows from investing activities:
Payments for property and equipment	(8,719)	(9,603)
Net cash used in investing activities	(8,719)	(9,603)

Cash flows from financing activities:
Payments to related-party note	-	(1,106,792)
Proceeds from related-party note	284,702	-
Proceeds from the sale of common stock	-	2,198,334
Net cash provided by financing activities	284,702	1,091,542

Net increase (decrease) in cash	(98,129)	581,542
Cash, beginning of period	474,146	752,404

Cash, end of period	$376,017	$1,333,946

Supplemental Cash Flow Information:

Cash paid for income taxes	-	-
Cash paid for interest	-	-

See accompanying notes to condensed financial statements.

Volu-Sol Reagents Corporation
Notes to Condensed Financial Statements
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

During the twelve months ended December 31, 2008, the ownership interest of RemoteMDx in the Company was reduced through (a) the sale of shares of the Company’s common stock by the Company to investors in private transactions and (b) the sale and transfer of shares of the Company’s common stock by RemoteMDx in private transactions. RemoteMDx completed its divestiture of Volu-Sol through the distribution of approximately 1,421,667 shares of the Company’s common stock to the shareholders of RemoteMDx.  Each shareholder of RemoteMDx received one (1) share of Volu-Sol common stock for every 117 shares of RemoteMDx common stock owned of record on January 30, 2009, subject to adjustment in the event of a stock split or reverse split of RemoteMDx common stock prior to the date of distribution.  Fractional shares were not issued and were rounded up to the nearest whole share. Approximately 3,500 shares were issued by the Company in lieu of fractional shares. The distribution date was February 27, 2009.  Following the distribution of the Company’s shares RemoteMDx retains no ownership interest in Volu-Sol.

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

During six months ended March 31, 2009 and 2008, the Company had sales to entities which represented more than 10% of its revenues.  Thermo Fisher Scientific, Inc. accounted for approximately 16.9% ($38,982) and Richard-Allan Scientific Co. 12.7% ($29,455) for the six months ended March 31, 2009.  The Company had the following sales to entities which represented more than 10% of its revenues during the six months ended March 31, 2008:  Thermo Fischer Scientific, Inc accounted for 26.1% ($90,025), Cardinal Health Medical accounted for 13.4% ($46,202) and Esbe Scientific accounted for 11.2% ($38,614).  No other customer accounted for more than 10% of the Company’s revenues for the six months ended March 31, 2009 and 2008.

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

Inventories

Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out ("FIFO") method. Inventories consisted of raw materials, work-in-process, and finished goods.  Inventories as of March 31, 2009 and September 30, 2008 were as follows:

	March 31,	September 30,
	2009	2008

Raw materials	$36,870	$39,829
Work in process	6,657	6,604
Finished goods	39,358	43,891
Reserve for inventory obsolescence	(35,044)	(39,141)
Total inventory	$47,841	$51,183

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

Property and equipment consisted of the following as of March 31, 2009 and September 30, 2008:

	March 31, 2009	September 30, 2008
Equipment	$162,436	$153,718
Software	6,580	6,580
Leasehold improvements	268,366	268,366
Furniture and fixtures	20,498	20,498
	457,880	449,162
Accumulated depreciation	(402,655)	(396,787)
Property and equipment, net of accumulated depreciation	$55,225	$52,375

Depreciation expense for the six months ended March 31, 2009 and 2008 was $5,868 and $4,733, respectively.

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

Customers order either of the Company’s product lines by purchase order.  The Company does not enter into long-term contracts.  Its diagnostic equipment sales were $3,750 for the six months ended March 31, 2009 and its medical diagnostic stain sales were $225,067 for the six months ended March 31, 2009.  All of the Company’s sales are made with net 30-day payment terms.

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

Research and Development Costs
All expenditures for research and development are charged to expense as incurred. These expenditures in both the six months ended March 31, 2009 and 2008 were for the development of a medical home monitoring device and associated services. For the six months ended March 31, 2009 and 2008, research and development expenses were $126,406 and $370,343, respectively.

Advertising Costs
The Company expenses advertising costs as incurred.  Advertising expenses for the six months ended March 31, 2009 and 2008 were approximately $2,482 and $374, respectively.

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

Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial statements.

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

In October 2004, the Company entered into a Loan Agreement with RemoteMDx.  Under the terms of the Loan Agreement, RemoteMDx borrowed from the Company under a note which was repayable, together with interest at an annual rate of 5%.  As of March 31, 2009 and September 30, 2008, RemoteMDx owed the Company $326,082 (including $11,991 of accrued but unpaid interest) and $598,793, respectively.  The note is due and payable on December 31, 2009.

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

During the six months ended March 31, 2009, we spent $126,406 on research and development.  Research and development has taken place on a GPS/Cellular communications device and on a water resistant watch that will detect falls and include a speaker and microphone.  The watch will be universal for women and men with an adjustable strap.

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

·
Lifeline – owned by Philips is the largest provider in the industry with over 700,000 subscribers.  Offers a pendent device/home communications station.  They also send out pages to family members or caregivers when the monitoring center receives an alarm.

·	Life Station – offers a wristband, belt clip, pendent devices / home communications station.

·
Rescue Alert – offers a pendent device/home communications station.  Claims to have the best panic button range of 600 feet to the home communication device.   Monitoring center that is staffed with certified EMT advisors.

Recent Developments

During the six months ended March 31, 2009, the Company received a $200,000 payment from RemoteMDx, Inc., the Company’s former parent.  This was recorded as a reduction in the amount of the loan to RemoteMDx, Inc.

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

Results of Operations

Three Months Ended March 31, 2009 and 2008

Net Sales

The Company’s fiscal year ends on September 30.  During the fiscal quarter ended March 31, 2009, we had net sales of $126,760 compared to $174,835 in the fiscal quarter ended March 31, 2008.  The change from 2008 to 2009 was due to a reduction in orders of Wright-Giemsa stain.  During the 2008 fiscal year, prior management of the Company changed the formula for Wright-Giemsa stain and customers did not respond well to the changed formula.  The Company has reintroduced the old formula and is attempting to get customers to once again order its products.

Cost of Goods Sold

Cost of goods sold totaled $100,841 in the fiscal quarter ended March 31, 2009, compared to $130,861 for the quarter ended March 31, 2008.  The decrease of approximately $30,000 relates to a reduction in revenues described above.

Research and Development Expenses

During the quarter ended March 31, 2009, the Company incurred research and development expenses of $20,468 compared to $195,240 in research and development expense incurred during the fiscal quarter ended March 31, 2008. The research and development expenses in the quarter ended March 31, 2009 has decreased due to decreased billings from our research and development partners.

Selling, General and Administrative Expenses

During the three months ended March 31, 2009, the Company’s selling, general and administrative expenses totaled $156,806, compared to the same period one year ago, which totaled $145,543.  The small increase in 2009 is the result of the following:

•	Legal and accounting fees associated with the spin-off of the Company from RemoteMDx, Inc.
•	Board of Director fees

Other Income and Expense

During the quarter ended March 31, 2009, interest income was $4,341, compared to $6,035 in the quarter ended March 31, 2008.  The decrease in interest income was due to the Company having less cash on hand.  The Company also settled one of its outstanding payables at less than face value.  This increased other income by approximately $33,000.

Net Loss

The Company had a net loss for the three months ended March 31, 2009 totaling $112,982, compared to a net loss of $290,773 for the same period one year ago.  This decrease in net loss is due primarily to a decrease in research and development as described above.

Six Months Ended March 31, 2009 and 2008

Net Sales

During the six months ended March 31, 2009, we had net sales of $231,067 compared to $344,428 in the six months ended March 31, 2008.  The change from 2008 to 2009 was due to a reduction in orders of Wright-Giemsa stain.  During the 2008 fiscal year, prior management of the Company changed the formula for Wright-Giemsa stain and customers did not respond well to the changed formula.  The Company has reintroduced the old formula and is encouraging customers to once again order this product.

Cost of Goods Sold

Cost of goods sold totaled $203,913 in the first six months ended March 31, 2009, compared to $245,081 for the six months ended March 31, 2008.  The decrease of approximately $41,000 relates to a reduction in revenues described above.

Research and Development Expenses

During the six months ended March 31, 2009, the Company incurred research and development expenses of $126,406 compared to $370,343 during the six months ended March 31, 2008. The research and development expenses in the six months ended March 31, 2009 decreased due to decreased billings from our research and development partners.

Selling, General and Administrative Expenses

During the six months ended March 31, 2009, the Company’s selling, general and administrative expenses totaled $405,810 compared to the same period one year ago, which totaled $310,058.  The increase in 2009 is the result of the following:

•	Legal and accounting fees associated with the spin-off of the Company from RemoteMDx, Inc.
•	Board of Director fees

Other Income and Expense

During the six months ended March 31, 2009, interest income was $11,964, compared to $8,707 in the six months ended March 31, 2008.  The increase in interest income was due to the Company having more cash on hand.  The Company also settled one of its outstanding payables at less than face value.  This increased other income by approximately $33,000.

Net Loss

The Company had a net loss for the six months ended March 31, 2009 totaling $459,891, compared to a net loss of $571,005 for the same period one year ago.  This decrease in net loss is due primarily to a decrease in research and development as described above.

Liquidity and Capital Resources

The Company has not historically financed operations entirely from cash flows from operating activities.  During the year ended September 30, 2008, the Company supplemented cash flows with funding from the sale of equity securities.

At March 31, 2009, the Company had unrestricted cash of $376,017, compared to cash of $474,146 at September 30, 2008. At September 30, 2008, the Company had working capital of $406,794, compared to working capital of $228,755 at March 31, 2009.

During the six months ended March 31, 2009, the Company’s operating activities used cash of $374,112.

Investing activities for the six months ended March 31, 2009 used cash of $8,719.

Financing activities for the six months ended March 31, 2009, provided $284,702 of net cash.

During six months ended March 31, 2009, the Company incurred a net loss of $459,891 and had negative cash flows from operating activities totaling $374,112, compared to a net loss of $2,278,731 and negative cash flows from operating activities of $1,247,092 for the year ended September 30, 2008.  As of September 30, 2008, the Company’s working capital was $406,794 compared to working capital of $228,755 at March 31, 2009.  As of March 31, 2009, the Company had an accumulated deficit of $3,100,679 compared to $2,640,788 at September 30, 2008, and total stockholders’ equity at March 31, 2009 was $598,071 compared to $1,057,962 at September 30, 2008.

Recent Accounting Pronouncements

Significant accounting policies and recent accounting pronouncements and their effect or anticipated effect on the Company are described in Note 2 to the Financial Statements in Item 1 of this report.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 4.  Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.  We and our auditors identified material weaknesses discussed below in the Report of management on internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Date: April 29, 2009

/s/ Michael G. Acton
Michael G. Acton Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 29, 2009