Form 10-Q
period 2009-06-30
ACTIVECARE, INC.
filed 2009-08-11
CIK 1429896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 0-53570
ActiveCare, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0578125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5095 West 2100 South, West Valley City, Utah	84120
(Address of principal executive offices)	(Zip Code)

(801) 974-9474
 (Registrant's telephone number, including area code)

Volu-Sol Reagents Corporation

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

[The registrant became subject to the reporting requirements of the Securities Exchange Act on January 14, 2009 when its registration statement on Form S-1 became effective. It filed a registration statement under Section 12 of the Securities Exchange Act on January 26, 2009.]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐   No  ☒
As of August 10, 2009, the issuer had 11,142,639 shares of common stock outstanding.

ActiveCare, Inc.
(Formerly Volu-Sol Reagents Corporation)

Table of Contents

PART I – FINANCIAL INFORMATION

 Item 1.  Financial Statements.
ActiveCare, Inc.
(Formerly Volu-Sol Reagents Corporation)
Condensed Balance Sheets
(Unaudited)

	June 30, 2009	September 30, 2008

Assets

Current assets:
Cash	$400,504	$474,146
Accounts receivable, net of allowance for doubtful accounts of $2,000 and $2,500, respectively	78,809	91,667
Inventories, net of reserve of $33,539 and $39,141, respectively (note 2)	50,835	51,183
Interest receivable	14,252	-
Prepaid expenses and other assets	18,512	7,250
Total current assets	562,912	624,246

Property and equipment, net of accumulated depreciation of $405,655 and $396,787, respectively (note 2)	55,056	52,375
License agreement, net of amortization of $6,316 and $0, respectively	293,684	-
Related party note receivable (note 3)	295,513	598,793
Total assets	$1,207,165	$1,275,414

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$99,112	$72,159
Accrued expenses	106,288	145,293
Accrued payable on license agreement	300,000	-
Total current liabilities	505,400	217,452
Total liabilities	505,400	217,452

Stockholders’ equity:
Preferred stock; $0.00001 par value, 10,000,000 shares authorized; 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.00001 par value, 50,000,000 shares authorized; 11,142,639 and 8,982,639 shares issued and outstanding, respectively	111	3,698,750
Additional paid-in capital	4,338,167	-
Accumulated deficit	(3,636,513)	(2,640,788)
Total stockholders’ equity	701,765	1,057,962
Total liabilities and stockholders’ equity	$1,207,165	$1,275,414

See accompanying notes to condensed financial statements.

ActiveCare, Inc.
(Formerly Volu-Sol Reagents Corporation)
Condensed Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Sales, net	$118,952	$122,721	$350,019	$467,148
Cost of goods sold	95,224	120,773	299,136	365,855

Gross profit	23,728	1,948	50,883	101,293

Operating expenses
Research and development	12,538	124,362	138,944	494,705
Selling, general and administrative	550,947	216,704	956,757	876,760

Loss from operations	(539,757)	(339,118)	(1,044,818)	(1,270,172)

Other income (expenses):
Interest income	2,262	4,539	14,723	13,246
Gain on forgiveness of payable	-	-	33,207	-
Other income (expenses)	1,661	(5,769)	1,163	(4,427)

Net loss	$(535,834)	$(340,348)	$(995,725)	$(1,261,353)

Net loss per common share – basic and diluted	$(0.05)	$(0.04)	$(0.11)	$(0.15)

Weighted average shares – basic and diluted	10,072,000	8,983,000	9,346,000	8,180,000

See accompanying notes to condensed financial statements.

ActiveCare, Inc.
(Formerly Volu-Sol Reagents Corporation)
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(995,725)	$(1,261,353)
Adjustments to reconcile net loss to net cash used
In operating activities:
Depreciation and amortization	15,184	7,397
Common stock issued for services	187,497	350,000
Warrants issued for services	252,031	-
Changes in operating assets and liabilities:
Accounts receivable	12,858	38,288
Interest receivable	(14,252)	-
Inventories	348	2,226
Prepaid expenses and other assets	(11,262)	(12,471)
Accounts payable	26,953	(2,713)
Accrued liabilities	(39,005)	93,749
Net cash used in operating activities	(565,373)	(784,877)

Cash flows from investing activities:
Payments for property and equipment	(11,549)	(11,852)
Net cash used in investing activities	(11,549)	(11,852)

Cash flows from financing activities:
Payments to related-party note	-	(1,487,000)
Proceeds from related-party note	303,280	625,397
Proceeds from the sale of common stock	200,000	2,198,333
Net cash provided by financing activities	503,280	1,336,730

Net increase (decrease) in cash	(73,642)	540,001
Cash, beginning of period	474,146	752,404

Cash, end of period	$400,504	$1,292,405

Supplemental Cash Flow Information:

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non Cash Investing and Financing Activities:

Patent license purchased with debt	$300,000	$-

See accompanying notes to condensed financial statements.

ActiveCare, Inc.
(Formerly Volu-Sol Reagents Corporation)
Notes to Condensed Financial Statements
(Unaudited)

1.             Organization and Nature of Operations

ActiveCare, Inc. (formerly Volu-Sol Reagents Corporation) (the “Company” or “ActiveCare”) was formed March 5, 1998, as a wholly owned subsidiary of RemoteMDx, Inc. (formerly Volu-Sol, Inc.), a Utah corporation (“RemoteMDx”).  RemoteMDx was originally a wholly owned subsidiary of Biomune Systems, Inc. (“Biomune”) and was spun off from Biomune in 1997 to engage in the business of manufacturing and marketing medical diagnostic substances.  This business was initially conducted as an unincorporated division of Biomune, called the Volu-Sol Medical Division.  Biomune purchased the business in 1991 from Logos Scientific, Inc.  Effective July 15, 2009, the Company changed its name to ActiveCare, Inc., and its state of incorporation to Delaware.

During the twelve months ended December 31, 2008, the ownership interest of RemoteMDx in the Company was reduced through (a) the sale of shares of the Company’s common stock by the Company to investors in private transactions and (b) the sale and transfer of shares of the Company’s common stock by RemoteMDx in private transactions. RemoteMDx completed its divestiture of ActiveCare through the distribution of approximately 1,421,667 shares of the Company’s common stock to the shareholders of RemoteMDx.  Each shareholder of RemoteMDx received one (1) share of ActiveCare common stock for every 117 shares of RemoteMDx common stock owned of record on January 30, 2009, subject to adjustment in the event of a stock split or reverse split of RemoteMDx common stock prior to the date of distribution.  Fractional shares were not issued and were rounded up to the nearest whole share. Approximately 3,500 shares were issued by the Company in lieu of fractional shares. The distribution date was February 27, 2009.  Following the distribution of the Company’s shares RemoteMDx retained no ownership interest in the Company.

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

During nine months ended June 30, 2009 and 2008, the Company had sales to entities which represented more than 10% of its revenues.  Thermo Fisher Scientific, Inc. accounted for approximately 17.61% ($61,624) and Richard-Allan Scientific Co. 12.70% ($44,457) for the nine months ended June 30, 2009.  The Company had the following sales to entities which represented more than 10% of its revenues during the nine months ended June 30, 2008:  Thermo Fischer Scientific, Inc accounted for 24.84% ($116,042), Cardinal Health Medical accounted for 13.25% ($61,876).  No other customer accounted for more than 10% of the Company’s revenues for the nine months ended June 30, 2009 and 2008.

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

Inventories
Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out ("FIFO") method. Inventories consisted of raw materials, work-in-process, and finished goods.  Inventories as of June 30, 2009 and September 30, 2008 were as follows:

	June 30,	September 30,
	2009	2008

Raw materials	$40,495	$39,829
Work in process	4,523	6,604
Finished goods	39,356	43,891
Reserve for inventory obsolescence	(33,539)	(39,141)
Total inventory	$50,835	$51,183

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

Property and equipment consisted of the following as of June 30, 2009 and September 30, 2008:

	June 30, 2009	September 30, 2008
Equipment	$165,267	$153,718
Software	6,580	6,580
Leasehold improvements	268,366	268,366
Furniture and fixtures	20,498	20,498
	460,711	449,162
Accumulated depreciation	(405,655)	(396,787)
Property and equipment, net of accumulated depreciation	$55,056	$52,375

Depreciation expense for the nine months ended June 30, 2009 and 2008 was $8,868 and $7,397, respectively.

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

Medical Diagnostic Stain Sales

The Company recognizes medical diagnostic stains revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer, prices are fixed or determinable and collection is reasonably assured.

Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold. Neither the sale of diagnostic equipment nor the sale of medical diagnostic stains contains multiple deliverables.

Customers order either of the Company’s product lines by purchase order.  The Company does not enter into long-term contracts.  Its diagnostic equipment sales were $3,750 for the nine months ended June 30, 2009 and its medical diagnostic stain sales were $346,269 for the nine months ended June 30, 2009.  All of the Company’s sales are made with net 30-day payment terms.

In connection with SFAS No. 48 criteria to qualify for the recognition of revenue at the time of sale, the Company notes the following:

•	ActiveCare’s price to the buyer is fixed or determinable at the date of sale.

•	The buyer has paid ActiveCare, or the buyer is obligated to pay ActiveCare within 30 days, and the obligation is not contingent on resale of the product.

•	The buyer's obligation to ActiveCare would not be changed in the event of theft or physical destruction or damage of the product.

•	The buyer acquiring the product for resale has economic substance apart from that provided by ActiveCare.

•	ActiveCare does not have significant obligations for future performance to directly bring about resale of the product by the buyer.

•	The amount of future returns can be reasonably estimated and they are negligible.

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

The Company has 70 types of products based on the number of individual SKUs in its inventory.  Most of these 70 SKUs are for medical diagnostic stain inventory.  For example, certain medical diagnostic stains are packaged in different sizes, and each packaged size (i.e. 16 oz., 32 oz., and 48 oz.) has a unique SKU in inventory.  Paragraph 37 of SFAS No. 131 states that, “an enterprise shall report revenues from external customers for each product and service or each group of similar products and services unless it is impractical to do so.”  The vast majority of the Company’s sales are of medical diagnostic stains, with a minimal portion of sales being diagnostic equipment. Because diagnostic equipment sales are not material to the financial statements, the Company discloses sales as one line item.

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

Research and Development Costs
All expenditures for research and development are charged to expense as incurred. These expenditures in both the nine months ended June 30, 2009 and 2008 were for the development of a medical home monitoring device and associated services. For the nine months ended June 30, 2009 and 2008, research and development expenses were $138,944 and $494,705, respectively.

Advertising Costs
The Company expenses advertising costs as incurred.  Advertising expenses for the nine months ended June 30, 2009 and 2008 were approximately $5,221 and $681, respectively.

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

In September 2008, the FASB ratified EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company has not yet determined the effect on its financial statements, if any that will occur upon adoption of EITF 08-5.

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

In November 2008, the FASB ratified EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company has not yet determined the effect on its financial statements, if any that will occur upon adoption of EITF 08-6.

3.            Patent License Agreement

During the quarter ended June 30, 2009, the Company licensed the use of certain patents from Futuristic Medical Devices, LLC.  This license agreement will aid the Company as it furthers its business plan.  The Company is required to pay $300,000 plus a 5% royalty on the net sales of all licensed products.  The Company has the right to purchase the underlying patents.

4.            Related-Party Note Receivable

In October 2004, the Company entered into a Loan Agreement with RemoteMDx.  Under the terms of the Loan Agreement, RemoteMDx borrowed from the Company under a note which was repayable, together with interest at an annual rate of 5%.  As of June 30, 2009 and September 30, 2008, RemoteMDx owed the Company $309,766 (including $14,252 of accrued but unpaid interest) and $598,793, respectively.  The note is due and payable on December 31, 2009.

5.            Preferred Stock

The Company is authorized to issue 10,000,000 shares of undesignated preferred stock, par value $0.00001 per share.  Pursuant to the Company's Certificate of Incorporation, the Company's board of directors has the authority to amend the Company's Certificate of Incorporation, without further shareholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock and to create one or more series of preferred stock and fix the number of shares of each such series and determine the preferences, limitations and relative rights of each series of preferred stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, and liquidation preferences.

6.            Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, $0.00001 par value per share.  During the period ended June 30, 2009, the Company sold 160,000 shares of common stock for $200,000.  Subsequent to June 30, 2009, the Company re-incorporated under the laws of Delaware and changed its name to ActiveCare, Inc.  All common stock and additional paid-in capital adjustments resulting from the reincorporation have been retroactively applied.

7.            Warrants

During the quarter ended June 30, 2009, the Company issued warrants to the board of directors of the Company for the purchase of an aggregate of 13,500,000 shares of common stock at prices ranging from $0.25 to $1.25 per share.  All of these warrants are subject to the following vesting schedule.

The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes valuation model and assumes that the performance goals will be achieved using the following inputs: Exercise price ranging from $0.25 to $1.25; Risk free interest rate of between 2.02% - 2.71%; Expected life of 5 years; Expected dividend of 0%; and a volatility factor of 141%.  If such performance goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed.  Expected volatilities are based on historical volatility of a peer company’s common stock among other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of the activity of the warrants as of June 30, 2009 is presented below:

Performance Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2008	0	$0.00
Granted	13,500,000	$0.29
Exercised	0	$0.00
Forfeited	0	$0.00
Outstanding at June 30, 2009	13,500,000	$0.29	5 years	$13,000,000
Exercisable at June 30, 2009	0	$0.00	0	$0.00

The weighted-average grant-date fair value of options granted during the years 2009 was $0.26.

Number of Options	Vesting Criteria
1,060,000	When the Company’s stock is trading or sold
2,060,000	$5,000,000 in annualized revenue
2,060,000	$10,000,000 in annualized revenue
2,080,000	$15,000,000 in annualized revenue
2,080,000	$20,000,000 in annualized revenue
2,080,000	$25,000,000 in annualized revenue
2,080,000	When the Company achieves profitability

The total expense associated with these warrants is $3,452,921, of which $252,031 is being recognized as non-cash consulting expense during the June 30, 2009 quarter.  The balance of $3,200,890 will be expensed in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this filing. Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. These statements involve known and unknown risks and uncertainties that may cause actual results or outcomes to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements, and statements which explicitly describe such issues. Investors are urged to consider any statement labeled with the terms “believes,” “expects,” “intends’” or “anticipates” to be uncertain and forward-looking. Our actual results and the timing of selected events discussed below could differ materially from those expressed in, or implied by, these forward-looking statements.

Overview

Our current core business has been the manufacture, distribution and sale of medical diagnostic stains and solutions.  We continue to define our business plan and marketing strategy.  In connection with the spin-off of the Company from RemoteMDx, Inc. (“RemoteMDx”), we acquired from RemoteMDx exclusive license rights to certain technology, including patent rights, utilizing GPS and cellular communication and monitoring technologies for use in the healthcare and personal security markets.  We also acquired by license the exclusive rights to certain patents owned by Futuristic Medical Devices, LLC for technologies that are complementary to the patented technology licensed to the Company by RemoteMDx.  We are currently developing and we plan to market a new product line for monitoring and providing assistance to mobile and homebound seniors and the chronically ill, including those who may require a personal assistant to check up on them during the day to ensure their safety and well being and know where they are at all times.

Under our developing business model, we expect that the majority of our customers will be seniors who are mobile and want "peace of mind" knowing that their location is known at all times and that they can request assistance at anytime.  Our business plan is to sell or give customers a device and require payment of a monthly subscription for services.  Different services range from requesting emergency services to receiving calls throughout the day from the care center to remind them of specific events and ensuring their health and state of mind.  When an elderly person falls or is in need of help, the longer the patient waits for emergency help, the higher the hospitalization costs and the higher the mortality rate. By subscribing to our services, a subscriber will have access to a care center specialist who can immediately contact emergency services and provide directions on how to reach the subscriber in the event of an emergency.

In the future, we plan to monitor vital signs of the elderly and alert the patient and appropriate family members and emergency personnel when abnormal vitals are identified at the care center.  We plan to integrate third party bio-medical sensors to capture specific vital signs such as glucose, blood pressure, and SPO2 and transmit the measurements to the care center.

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

We believe through the technologies being developed by the Company, that we can enhance the life of the elderly and enable them to live a more "normal" life style by being mobile and providing peace of mind knowing that their vital signs are being monitored and their location is known at all times.  We can immediately communicate with the patient and emergency personnel in times of need and communicate the patient’s location and an abbreviated medical history.

The care center will be staffed around the clock with advisors that will receive calls originating from the product.  There will be two ways in which the specialist at the care center will be engaged.

ActiveOne

Under the trademark ActiveOne™ we are developing a product that incorporates GPS, cellular, full detection which is connected to a 24 hour care center with the push of a button. The transmitter can be worn on a neck pendant or carried in a purse, and it sends a cellular signal to our care center. When the member pushes the button, the staff at the care center evaluates the situation, deciding whether to call an ambulance or a designated friend or family member.

GPS Location Services / Cellular Services

There are many products that provide GPS tracking integrated with cellular services.  These products and services can be found in the transportation industry for vehicle and asset tracking and in the sports industry.

We are working to integrate the PERS and GPS location/Cellular services together and provide a comprehensive solution for the senior market.  We intend to work with strategic partners to design, develop and deliver a water resistant wrist device that interfaces with a GPS/Cellular communications device and transmits GPS location and a voice call to our care center.

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

We plan to develop end user products and a care center application and infrastructure to interface with the patient and the care center advisors.

During the nine months ended June 30, 2009, we spent $138,944 on research and development.  Research and development has taken place on a GPS/Cellular communications device and on a water resistant watch that will detect falls and include a speaker and microphone.  The watch will be universal for women and men with an adjustable strap.

The care center and the related products will be developed by our team.  We have identified and are negotiating with several potential vendors for services that will further our objectives.  Our goal is to develop a wrist-watch sized PERS device, and we anticipate that we may work with one or more vendors to develop such a product.

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

·
Lifeline – owned by Philips is the largest provider in the industry with over 700,000 subscribers.  Offers a pendent device/home communications station.  They also send out alerts to family members or caregivers when the monitoring center receives an alarm.

·	Life Station – offers a wristband, belt clip, pendent devices / home communications station.

·
Rescue Alert – offers a pendent device/home communications station.  Claims to have the best panic button range of 600 feet to the home communication device.   Monitoring center that is staffed with certified EMT advisors.

Recent Developments

During the period ended June 30, 2009, the Company entered into a license and distribution agreement (“License Agreement”) with euromicron AG, a German corporation (“euromicron”).  Under the terms of this License Agreement, the Company granted euromicron exclusive distribution rights and related licenses to use and distribute the technologies and products of the Company in certain countries of Europe.  The Company will provide support, training, and other services under the License Agreement.

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

In connection with SFAS No. 48 criteria to qualify for the recognition of revenue at the time of sale, we note the following:

·	ActiveCare’s price to the buyer is fixed or determinable at the date of sale.
·	The buyer has paid ActiveCare, or the buyer is obligated to pay ActiveCare within 30 days, and the obligation is not contingent on resale of the product.

·	The buyer's obligation to ActiveCare would not be changed in the event of theft or physical destruction or damage of the product.
·	The buyer acquiring the product for resale has economic substance apart from that provided by ActiveCare.
·	ActiveCare does not have significant obligations for future performance to directly bring about resale of the product by the buyer.
·	The amount of future returns can be reasonably estimated and they are negligible.

We have 70 types of products based on the number of individual SKUs in our inventory.  Most of these 70 SKUs are for medical diagnostic stain inventory.  For example, certain medical diagnostic stains are packaged in different sizes, and each packaged size (i.e. 16 oz., 32 oz., and 48 oz.) has a unique SKU in inventory.  Paragraph 37 of SFAS No. 131 states that, “an enterprise shall report revenues from external customers for each product and service or each group of similar products and services unless it is impractical to do so.”  The vast majority of our sales are of medical diagnostic stains, with a minimal portion of sales being diagnostic equipment. Because diagnostic equipment sales are not material to the financial statements, we disclose sales as one line item.

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

Results of Operations

Three Months Ended June 30, 2009 and 2008

Net Sales

The Company’s fiscal year ends on September 30.  During the fiscal quarter ended June 30, 2009, we had net sales of $118,952 compared to $122,721 in the fiscal quarter ended June 30, 2008.  The small decrease from 2009 to 2008 was due to a reduction in orders of Wright-Giemsa stain.

Cost of Goods Sold

Cost of goods sold totaled $95,224 in the fiscal quarter ended June 30, 2009, compared to $120,773 for the quarter ended June 30, 2008.  The decrease of approximately $25,549 relates to a reduction in payroll associated with manufacturing.

Research and Development Expenses

During the quarter ended June 30, 2009, the Company incurred research and development expenses of $12,538 compared to $124,362 in research and development expense incurred during the fiscal quarter ended June 30, 2008. The research and development expenses in the quarter ended June 30, 2009 decreased due to re-evaluation of our research and development partners.  We expect research and development expense to increase in future periods as we develop our new product line.

Selling, General and Administrative Expenses

During the three months ended June 30, 2009, the Company’s selling, general and administrative expenses totaled $550,947, compared to the same period one year ago, which totaled $216,704.  The increase in 2009 is the result of the following:

•	Legal and accounting fees associated with the spin-off of the Company from RemoteMDx
•	Board of Director fees
•	Consulting related to the market and marketing of the Company’s products
•	Amortization of warrants issued for services totaling $252,031

Other Income and Expense

During the quarter ended June 30, 2009, interest income was $2,262, compared to $4,539 in the quarter ended June 30, 2008.  The decrease in interest income was due to the Company having less cash on hand.

Net Loss

The Company had a net loss for the three months ended June 30, 2009 totaling $535,834, compared to a net loss of $340,348 for the same period one year ago.  This increase in net loss is due primarily to an increase in amortization of warrants issued for services as described above.

Nine Months Ended June 30, 2009 and 2008

Net Sales

During the nine months ended June 30, 2009, we had net sales of $350,019 compared to $467,148 in the nine months ended June 30, 2008.  The change from 2008 to 2009 was due to a reduction in orders of Wright-Giemsa stain.  During the 2008 fiscal year, prior management of the Company changed the formula for Wright-Giemsa stain and customers did not respond well to the changed formula.  The Company has reintroduced the old formula and is encouraging customers to once again order this product.

Cost of Goods Sold

Cost of goods sold totaled $299,136 in the first nine months ended June 30, 2009, compared to $365,855 for the nine months ended June 30, 2008.  The decrease of approximately $67,000 relates to a reduction in revenues described above.

Research and Development Expenses

During the nine months ended June 30, 2009, the Company incurred research and development expenses of $138,944 compared to $494,705 during the nine months ended June 30, 2008. The research and development expenses in the nine months ended June 30, 2009 decreased due to a re-evaluation of our research and development partners.  We expect this expense to increase in future periods as we develop our new product line.

Selling, General and Administrative Expenses

During the nine months ended June 30, 2009, the Company’s selling, general and administrative expenses totaled $956,757 compared to the same period one year ago, which totaled $876,760.  This increase is primarily due to the amortization expense of warrants issued for services.

Other Income and Expense

During the nine months ended June 30, 2009, interest income was $14,723, compared to $13,246 in the nine months ended June 30, 2008.  The increase in interest income was due to the Company having more cash on hand.  The Company also settled one of its outstanding payables at less than face value.  This increased other income by approximately $33,000.

Net Loss

The Company had a net loss for the nine months ended June 30, 2009 totaling $995,725, compared to a net loss of $1,261,353 for the same period one year ago.  This decrease in net loss is due primarily to a decrease in research and development as described above.

Liquidity and Capital Resources

The Company has not historically financed operations entirely from cash flows from operating activities.  During the year ended September 30, 2008, the Company supplemented cash flows with funding from the sale of equity securities.

At June 30, 2009, the Company had unrestricted cash of $400,504, compared to cash of $474,146 at September 30, 2008. At September 30, 2008, the Company had working capital of $406,794, compared to working capital of $57,512 at June 30, 2009.

During the nine months ended June 30, 2009, the Company’s operating activities used cash of $565,373.

Investing activities for the nine months ended June 30, 2009 used cash of $11,549.

Financing activities for the nine months ended June 30, 2009, provided $503,280 of net cash.

During the nine months ended June 30, 2009, the Company incurred a net loss of $995,725 and had negative cash flows from operating activities totaling $565,373, compared to a net loss of $1,261,353 and negative cash flows from operating activities of $1,247,092 for the year ended September 30, 2008.  As of September 30, 2008, the Company’s working capital was $406,794 compared to working capital of $57,512 at June 30, 2009.  As of June 30, 2009, the Company had an accumulated deficit of $3,636,513 compared to $2,640,788 at September 30, 2008, and total stockholders’ equity at June 30, 2009 was $701,765 compared to $1,057,962 at September 30, 2008.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which establishes general accounting standards and disclosure for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009 and requires prospective application.  The Company adopted SFAS 165 during the third fiscal quarter ended June 30, 2009, and its application had no impact on the Company’s consolidated financial statements.  The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 10, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.”  SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standards Codification™” (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative GAAP for SEC registrants.  SFAS 168 is effective for interim and annual financial periods ending after September 15, 2009.  On this effective date, the Codification will supersede all then-existing Non-SEC accounting and reporting standards.  All other non-grandfathered Non-SEC accounting literature not included in the Codification will become non-authoritative.  Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS 162.  The Company will adopt SFAS 168 during its year ending September 30, 2009 and does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 4T.  Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.  We and our auditors identified a material weakness discussed below in the Report of Management on Internal Control over Financial Reporting.

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

In the course of the management's assessment, it has identified the following material weakness in internal control over financial reporting:

Because of the small size of the Company, in terms of the number of employees, the Company lacks segregation of duties and that is a material weakness.  As the Company grows, this weakness will be mitigated.

We are in the process of improving our internal control over financial reporting in an effort to eliminate this material weakness through improved supervision and training of our staff, but additional effort is needed to fully remedy this deficiency. Our management, audit committee, and directors will continue to work with our auditors and outside advisors to ensure that our controls and procedures are adequate and effective.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any legal proceedings which management believes will have a material effect upon the financial condition of the Company, nor are any such material legal proceedings anticipated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2009, the Company sold 160,000 shares of common stock to its former parent, RemoteMDx, Inc. for $200,000.  The offer and sale of the shares were not registered in reliance upon exemptions from registration extended under Section 4(2) of the Securities Act of 1934 for private offers and sales.  Proceeds from the sale of the shares were used by the Company for general corporate purposes.

Item 3.  Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

During the quarter ended June 30, 2009, the Company solicited written consents of its shareholders to change the name of the Company to ActiveCare, Inc., and to reincorporate the Company in the state of Delaware.  A sufficient number of shares consented to these changes and the amendments and other necessary filings were made to effect these changes on July 15, 2009.  A total of 7,635,913 shares (69.87 percent) voted in favor, 220 shares against and 294 shares abstained on the proposal to change the name of the Company.  A total of 7,256,103 shares (66.40 percent) voted in favor, 831 shares against and 217 shares abstained on the proposal to reincorporate in Delaware.  Both proposals were adopted by more than two-thirds of the issued and outstanding shares of the Company eligible to vote.  Copies of the amendment to change the corporate name and the Delaware certificate of incorporation are filed as exhibits to this report.

Item 5. Other Information.

On June 23, 2009, the Company appointed Robert J. Welgos as a new director of the Company.  Mr. Welgos has a BS in engineering from the Newark College of Engineering (1962), and worked for 38 years with Allied Signal Corp (now Honeywell International), in various technical department management positions, including being responsible for operations of Customer Technical Service Dept., Design Engineering, Testing Laboratories, Process Laboratories.  He also served as the Manager, North American Distributor Sales, where he helped to expand sales volume from $7 million to $33 million in 5 years, and to establish internal policies and procedures.  Additionally, he worked as Director of International Operations, where he established distribution networks throughout Pacific Rim and South America, during which time sales volume grew from zero to $28 million in 6 years. He was instrumental in the creation of joint ventures with Lucky Goldstar in Korea and Japan Synthetic Rubber in Japan.  Mr. Welgos retired from Allied Signal Corp in 2000.

Also on June 23, 2009, the board of directors of the Company formed an Audit Committee and a Compensation Committee.  Mr. Welgos serves as the chairman of the Audit Committee.  The other member of this committee is board member William Martin.  The chairman of the Compensation Committee is Jack Johnson and the other member of the committee is James Carter.  All of the members of the Audit and Compensation Committees are independent directors.

Item 6. Exhibits.

Exhibit Number                       Description

(3)(i)	Articles of Incorporation of Registrant (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(3)(ii)	Articles of Amendment to Articles of Incorporation of Registrant (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(3)(iii)	Bylaws of Registrant (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(3)(iv)	Certificate of Incorporation (Delaware) July 15, 2009

(3)(v)	By-Laws reflecting change of the corporate name

(4)	Specimen of common stock certificate (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(10)(i)
Lease Agreement between RJF Company Ltd., and the Company, dated as of August 1, 2005 (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(10)(ii)	Loan Agreement between the Company and RemoteMDx (previously filed as in exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(10)(iii)	Promissory Note dated as of October 1, 2008 (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(10)(iv)
Professional Services Contract between the Company and VPI Engineering, dated as of September 27, 2007, together with addenda (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(10)(v)
Securities Purchase Agreement between the Company and ADP Management, dated as of November 15, 2007 (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(10)(vi)	License Agreement between the Company and RemoteMDx, Inc.*

(10)(vii)	License Agreement between the Company and Futuristic Medical Devices LLC*

(10)(viii)	License Agreement between the Company and euromicron AG*

(11)	Computation of Statement of Earnings (included in financial statements filed herewith)

(31)(i)	Rule 13a–14(a)/15d–14(a) Certifications*

(32)	Section 1350 Certifications*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ActiveCare, Inc.

/s/ James Dalton
James Dalton Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2009

/s/ Michael G. Acton
Michael G. Acton Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 11, 2009