Form 10-K
period 2009-09-30
ACTIVECARE, INC.
filed 2009-12-29
CIK 1429896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 0-53570
ActiveCare, Inc.
(Formerly Volu-Sol Reagents Corporation)
(Exact name of registrant as specified in its charter)
Delaware	87-0578125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5095 West 2100 South, Salt Lake City, Utah 84120
(Address of principal executive offices, Zip Code)

(801) 974-9474
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

There were 11,822,639 shares of the registrant's common stock outstanding as of December 15, 2009.

ACTIVECARE, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2009

PART I

The statements contained in this Report on Form 10-K that are not purely historical are considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements represent our expectations, beliefs, anticipations, commitments, intentions, and strategies regarding the future, and include, but are not limited to the risks and uncertainties outlined in Item 1A. “Risk Factors,” and Item. 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in forward-looking statements within this Report.

Item 1.  Business

Background

ActiveCare, Inc. (formerly Volu-Sol Reagents Corporation) (the "Company" or "ActiveCare") was formed March 5, 1998 as a wholly owned subsidiary of RemoteMDx, Inc. [OTCBB:RMDx], a Utah Corporation ("RemoteMDx").  During the twelve months ended December 31, 2008, the ownership interest of RemoteMDx in ActiveCare was reduced through (a) the sale of shares of our common stock by us to investors in private transactions and (b) the sale and transfer of shares of our common stock by RemoteMDx in private transactions.  RemoteMDx completed its divestiture of ActiveCare in February 2009, through the distribution of approximately 1,421,667 shares of our common stock to the shareholders of RemoteMDx.  Each shareholder of RemoteMDx received one share of ActiveCare common stock for every 117 shares of RemoteMDx common stock owned of record on January 30, 2009. The distribution date was February 27, 2009.  Following the distribution of our shares RemoteMDx retained no ownership interest in ActiveCare.  Effective July 15, 2009, we changed our name to ActiveCare, Inc., and our state of incorporation to Delaware.

General

Our original business involves the manufacture and distribution of medical diagnostic equipment and laboratory stains and solutions.  Over the past several years we have expanded our vision and business plan to incorporate products and services focused on the elderly market.  As part of these efforts we have established a sophisticated CareCenter with highly trained specialists to assist the elderly in managing their daily lives 24 hours per day 7 days per week.  In order for the CareCenter to service our customers, we have developed and continue to develop numerous products designed to assist the elderly maintain a more active and mobile lifestyle.  The first product that we introduced is the ActiveOneTM device.  The ActiveOneTM is a patented mobile personal emergency response ("PERS") device that allows the user to contact our CareCenter at the push of a button.  The ActiveOneTM constantly communicates its location to the CareCenter by utilizing GPS technology.  This allows the CareCenter Specialists to constantly help and assist the elderly customer no matter where they may be.

Our plan is to continue to invest monies into research, development and patents as we broaden the services offered by our CareCenter.  Eventually we intend to add to the functionality of the ActiveOneTM to allow for vital sign monitoring for the chronically ill and additional services to assist both the mobile and homebound seniors, including those who may require a personal assistant to check on them during the day to ensure their safety and well being and know where they are at all times.

Our business model focuses on seniors who are mobile and want the "peace of mind" of recognizing that their location is known at all times and that they can request assistance at any time.  Our business plan is to sell or give customers a device and require payment of a monthly recurring subscription for services.  Different services which we provide range from requesting emergency services to receiving calls throughout the day from the CareCenter to remind our customers of specific events and ensuring their health and state of mind.  All of our clientele will have access to a CareCenter specialist who can immediately contact emergency services and provide directions on how to reach the subscriber in the event of an emergency.

In the future, we plan to offer the capability to both monitor the vital signs of the elderly and alert the patient and appropriate family members and emergency personnel when abnormal vital signs are identified at the CareCenter.  We also plan to integrate third party bio-medical sensors to capture specific vital signs such as glucose, blood pressure, and oxygen saturation levels and to transmit the measurements to the CareCenter.

We believe that through the technologies we are developing, we can enhance the lives of the elderly, a growing segment of today's population, and enable them to live a more "normal" lifestyle and, most important, permit them to remain in their own homes longer. The CareCenter is staffed around the clock with advisors that receive calls originating from the product. Our services will enhance our clientele’s mobility and provide peace of mind knowing that their vital signs are being monitored and their locations are known at all times.  We can immediately communicate with the patient and emergency personnel in times of need and communicate the patient's location and an abbreviated medical history.

Our Growth Strategy

Like the products we have in development, the ActiveOne™ device incorporates GPS, cellular capability and fall detection, all of which are connected to our 24-hour CareCenter with the push of a button. The transmitter can be worn on a neck pendant or carried in a purse, and it sends a cellular signal to our CareCenter. When the wearer of the device pushes the button, the staff at the CareCenter evaluates the situation, deciding whether to call emergency services or a designated friend or family member.

Currently, there are separate products on the market that provide service to the PERS industry and products that provide geographical locations, and clinical health parameters.  However, we believe that no product on the market today has successfully integrated both of these technologies in a single effective device.  We feel that it is imperative to bring such a solution to the market.  We are developing end user products and CareCenter applications and infrastructure to interface with the patient and the CareCenter specialist.

With U.S. healthcare costs spiraling upward, we believe that cost containment is a primary issue facing the industry.  These escalating costs will only intensify during the 21st century as the baby-boom generation ages.  As of 2005, 35 million Americans were 65 years of age or older according to the US Census Bureau, and this number is projected to increase to 54 million by the year 2020, according to a study by the Economic Research Service of the U.S. Department of Agriculture.1  By that year, 1 in 6 Americans will be over the age of 65 and by the middle of the century, the number of elderly could reach more than 86 million people, more than double its present size.  With an aging population, and because approximately 80% of healthcare costs occur in the last two years of life, according to an article published in the National Review Online, the nation is in dire need of viable cost saving options.

Aside from the obvious problems associated with aging, approximately one in every four Americans suffers from a chronic illness, according to a 2004 presentation to the American Telemedicine Association, which typically becomes more severe and prominent with age.  The demographics of chronic illnesses include over 15 million people with diabetes and close to 14 million with coronary heart disease (according to reports published by the American Heart Association), and over 10 million with osteoporosis (according to a study by the University of Maryland Medical Center).  Various industry studies, including a study published in the IBM Systems Journal in 2007 and a study conducted by heart specialists from Columbia Presbyterian Medical Center Cardiac Transplant Service, have been conducted showing the cost savings that can be realized by the daily monitoring of the chronically ill.

Through the technologies we are developing, we believe we can enhance the lives of the elderly and enable them to live more "normal" lifestyles by providing them mobility and peace of mind with the knowledge that their vital signs are being monitored and their locations are known at all times. At the same time we can save millions of dollars to the health care sector as we identify problems and issues in advance.

ActiveOne

Under the trademark ActiveOne™ we have developed a product that incorporates GPS, cellular capability, and fall detection, all of which are connected to a 24 hour care center with the push of a button. The transmitter can be worn on a neck pendant or carried in a purse, and it sends a cellular signal to our care center. When the wearer of the device pushes the button, the staff at the care center evaluates the situation and decides whether to call emergency services or a designated friend or family member.

Marketing

We have begun selling the ActiveOneTM service through a direct mail and direct telephone campaign. Our sales team has already established a distributor network in different parts of the country and we intend to grow this distributor network as we build relationships across the U.S.  It is also our intention to place print ads in news papers and periodicals that reach the general public and specifically those that target seniors.  There are also plans for television ads that convey our message to seniors and others that have monitoring needs.

1 Copies of this and other studies, reports, articles and presentations referenced in this section of our report on Form 10-K are on file with the Company.

Research and Development Program

General Information

GPS technology utilizes highly accurate clocks on 24 satellites orbiting the earth owned and operated by the U.S. Department of Defense.  These satellites are designed to transmit their identity, orbital parameters and the correct time to earthbound GPS receivers at all times.  Supporting the satellites are several radar-ranging stations maintaining exact orbital parameters for each satellite and transmitting that information to the satellites for rebroadcast at frequencies between 1500 and 1600 MHz.

A GPS receiver (or engine) scans the frequency range for GPS satellite transmissions. If the receiver can detect three satellite transmissions, algorithms within the engine deduce its location, usually in terms of longitude and latitude, on the surface of the earth as well as the correct time. If the receiver can detect four or more GPS satellite transmissions, it can also deduce its own elevation above sea level.  The effectiveness of GPS technology is limited by obstructions between the device and the satellites and, therefore, service can be interrupted or may not be available at all if the user is located in the lower floors of high-rise buildings or underground.

During the year ended September 30, 2009, we spent $375,293 on research and development.  Research and development (“R&D”) has taken place on a GPS/Cellular communications device and on a water resistant wrist device that will detect falls and include a speaker and microphone. Our goal is to develop a wristwatch-size PERS device.  The watch will be universal for women and men with an adjustable strap.  The expanded CareCenter and the related products will be developed by our team.  We have identified and are working with several vendors for services that will further our objectives.

An important part of this R&D program is our relationship with SIM Technology Group Limited (“SIM Technology”).  We have entered into an agreement with Quectel Wireless Solutions, Ltd. (“Quectel”), a subsidiary of SIM Technology, to assist us in development of the ActiveOne™ and its companion device, the ActiveOne+™.  According to its 2008 Annual Report and 2009 Interim Report (www.sim.com/english/investor/Reports), SIM Technology was founded in 2002 and has been listed on the Main Board of the Hong Kong Stock Exchange since 2005 [2000.HK]. SIM Technology is an investments holding company. In addition to Quectel, SIM Technology’s subsidiaries include Shanghai Simcom, Shanghai Sunrise Simcom and several other companies that are leading mobile handset and wireless communication developers in China. Over the past few years, SIM Technology Group has been a leader of the Chinese mobile phone design industry in revenue, profit and stock market.  The company employs approximately 2,500 people with about 1,100 in research and development.

SIM Technology was listed as one of the “Deloitte Technology Fast 50 China” and “Deloitte Technology Fast 500 Asia Pacific” for three consecutive years (2005, 2006, and 2007).  SIM Technology also was recognized as one of “The BCG 50 Local Dynamos” by Boston Consulting Group, a leading global consulting firm.  Quectel is a professional supplier of high quality wireless modules and trackers in GSM/GPRS and GPS and related technologies. Its module products are used for automotive, smart metering, control and monitoring, tracking and tracing, payment, security, and many other Machine-to-Machine (M2M) products.

CareCenter

In concert with the development of our products, we also created the CareCenter.  In contrast with a typical monitoring center, our CareCenter is equipped with hardware and software that pinpoints the location of the incoming caller by utilizing GPS technology.  This capability is referred to as telematic.  The operator’s computer screen can identify the caller as well as locate the caller’s precise location on a detailed map.  We believe the CareCenter is and will be the cornerstone of our business.

Competition

Our products incorporate technologies and services also found in devices sold in several diverse markets.  The major markets in which we compete or plan to compete may be referred to as the “Telehealth” and the Personal Emergency Response or “PERS” markets. We have identified the entities listed below that appear to compete directly in one or more of our markets.  Note that these entities mostly focus on specific needs and do not offer a personal assistant as we do in our CareCenter.  In addition, the entities operating in the PERS market target the senior who is confined to the home, as opposed to our intended customer who is typically more mobile.

Competitors in the Telehealth Market

•	BodyTel Europe GmbH – uses glucose meter to transmit glucose information via cell phone to BodyTel’s database, where users can log on to view results

•	CardioNet, Inc.- specializing in monitoring the heart for detection of arrhythmia, utilizing a monitoring center and two way communication with patient’s physician

•
LifeWatch, Inc. and its subsidiary, CardGuard Scientific Survival, Ltd. - monitors  heartbeat data for arrhythmia detection and transmits data through the patients mobile phone to LifeWatch’s Monitoring center

•	Diabetech LP – monitors glucose for diabetic patients, and sends text or e-mail to patient and doctors

•
GE Healthcare’s Living Independently – uses motion detectors in the home to monitor a seniors movements in order to detect patterns and inform caregivers when there may be an emergency, also monitors medication and sends alerts

•	GrandCare Systems LLC – monitors motion in the home through motion detectors and other sensors to monitor well being of seniors, blood pressure cuff, glucometer and weight scale to monitor health

•	HealthPia USA – glucose meter that attaches to certain mobile phones, results uploaded and sent to caregivers via wireless network

•	Philips Remote Cardiac Services/Raytel Imaging Network – records up to 30-days worth of heart data and transmits via internet connectivity, not yet wireless

Competitors in Personal Emergency Response System (PERS) Market

The current PERS market is based on technology that has not changed in 30 years.  The hardware given to a PERS customer generally includes a base unit that is connected to the customer’s home phone line and a pendant that is worn on the person which activates a call for help.  The base unit serves as a call forwarding device that dials the number to the call center when the button on the pendant is pressed.  The pendant can only operate within 200 to 600 ft of the base unit. Since there is no voice communication through the pendant the customer must be within earshot of the base unit for the system to work correctly.  This effectively tethers a customer to their home if they do not want to risk being out of range of this emergency service.  In contrast, our ActiveOne products incorporate cellular and GPS technologies, freeing the wearer to leave their home without being within a short distance of a base unit.

Competitors in this market include:

•	ADT Security Services, Inc. – specializes in home security, they offer a pendent device/home communications station.

•	Alert One Services, Inc. – offers a wristband and pendent device / home communications device.

•	American Medical Alarms, Inc. – offers a pendent device/home communications device.

•	Life Alert Emergency Response, Inc. – offers a pendent device/home communications device.

•
Philips Lifeline – is the largest provider in the industry with over 500,000 subscribers.  Offers a pendent device/home communications station. They also send out messages to family members or caregivers when the monitoring center receives an alarm.

•	LifeStation, Inc. – offers a wristband, belt clip, pendent devices / home communications station.

•
Rescue Alert – offers a pendent device/home communications station.  Claims to have the best panic button range of 600 feet to the home communication device.   Monitoring center that is staffed with certified EMD advisors.

Information necessary to determine or reasonably estimate our market share or that of any competitor in any of these markets is not readily available.

Dependence on Major Customers

To date, most of our revenue has been derived from the sale of our diagnostic devices and stains.  During the fiscal years ended September 30, 2009 and 2008, we had sales of medical and laboratory stains and solutions to entities which represented more than 10% of our revenues.  Thermo Fisher Scientific, Inc. (“Thermo”) accounted for 17.03% ($76,947) and Richard Allan Scientific accounted for 12.89% ($58,227) for the year ended September 30, 2009.  Thermo accounted for 31.36% ($141,664) and Cardinal Health Medical for 15.44% ($69,769) of sales for the year ended September 30, 2008.  No other customer accounted for more than 10% of our revenues for the fiscal years ended September 30, 2009 and 2008.

Intellectual Property

Trademarks.  We have registered certain of our trademarks with the United States Patent and Trademark Office, including ActiveCare™, ActiveOne™, and ActiveOne+™.  We also use certain trademarks, trade names, and logos which have not been registered.  We claim common law rights to these unregistered trademarks, trade names and logos.  We also own domain names, including www.activecare.com and www.activecaresys.com, for our primary trademarks and own unregistered copyright rights in our website content.  We rely as well on a variety of property rights that we license from third parties as described below.

Patents.  Under a February 2009 agreement with our former parent, RemoteMDx, we obtained the exclusive, irrevocable, perpetual, worldwide, transferable, sublicensable license of all rights conferred by the patents, patent applications, and provisional patent applications listed in the table below for the healthcare and personal safety industries/markets.

Patent or Application No.	Country	Issue/Filing Date	Title of Patent

11/486,989	United States	Pending/ 7/14/2006	Remote Tracking Device and System and Method for Two-Way Voice Communication Between Device and a Monitoring Center

11/486,991	United States	Pending/ 7/14/2006	Remote Tracking System and Device with Variable Sampling

11/830,398	United States	Pending/ 7/30/2007	Methods for Establishing Emergency Communications Between a Communications Device and a Response Center

12/614,242	United States	Pending/ 11/6/2009	Systems and Devices for Emergency Tracking and Health Monitoring

We were also granted worldwide and exclusive rights to the patents and patent applications listed in the table below under a license granted to us by Futuristic Medical Devices, LLC (“Futuristic”), dated May 25, 2009 (“Patent Agreement”).

Patent or Application No.	Country	Issue Date	Title of Patent

6,044,257	United States	March 28, 2000	Panic Button Phone

6,636,732	United States	October 21, 2003	Emergency Phone with Single Button Activation

6,226,510	United States	May 1, 2001	Emergency Phone for Automatically Summoning Multiple Emergency Response Services

7,092,695	United States	August 15, 2006	Emergency Phone with Alternate Number Calling Capability

7,251,471	United States	July 31, 2007	Emergency Phone with Single Button Activation

Patent Agreement

In May 2009, we entered into the Patent Agreement with Futuristic. Under the Patent Agreement, we were granted the exclusive, irrevocable, worldwide, transferable, sublicensable license of all rights conferred by the underlying patents.  We were also granted the exclusive right to grant and authorize, from time to time and in our sole and absolute discretion, one or more sublicenses.  The Patent Agreement required an upfront royalty payment of $300,000 and ongoing royalty payment equal to 5% of net sales revenues for licensed products.  The upfront royalty payment has not been paid and the Patent Agreement is in default.  We are currently negotiating with Futuristic to cure this default.

Trade Secrets.  We own certain intellectual property, including trade secrets that we seek to protect, in part, through confidentiality agreements with employees and other parties, although some employees who are involved in research and development activities have not entered into these agreements. Even where these agreements exist, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors.

Employees

As of December 1, 2009, we had 15 full time employees and 1 part-time employee.  None of these employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced a work stoppage and our management believes that our relations with employees are good.

Additional Available Information

We maintain executive offices and principal facilities at 5095 West 2100 South, Salt Lake City, Utah 84120.  Our telephone number is (801) 974-9474. We maintain a World Wide Web site at www.activecare.com. The information on our web site should not be considered part of this report on Form 10-K. We make available, free of charge at our corporate web site, copies of our annual reports filed with the Securities and Exchange Commission (“SEC”) on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also provide copies of our Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge to investors upon request.

All reports filed by ActiveCare, Inc. with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we have filed with the SEC at the SEC's public reference room located at 450 Fifth St., N.W., Washington, D.C. 20549.

Item 1A.  Risk Factors

We have identified the following important factors that could cause actual results to differ materially from those projected in any forward looking statements we may make from time to time. We operate in a continually changing business environment in which new risk factors emerge from time to time. We can neither predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward looking statement. If any of these risks, or combination of risks, actually occurs, our business, financial condition and results of operations could be seriously and materially harmed, and the trading price of our common stock could decline.

We have not achieved profitable operations and continue to operate at a loss.

From incorporation to date, we have not achieved profitable operations and continue to operate at a loss.  Our present business strategy is to improve cash flow by adding to our existing product line and expanding our sales and marketing efforts, including the addition of in-house sales personnel.  There can be no assurance that we will ever be able to achieve profitable operations or that we will not require additional financing to fulfill our business plan.

Because of our history of accumulated deficits and recurring cash flow losses, we must improve profitability and may be required to obtain additional funding if we are to continue as a "Going Concern."

We have a history of accumulated deficits.  As of September 30, 2009, and September 30, 2008, our accumulated deficit was $5,057,151 and $2,640,788, respectively.  As of September 30, 2007, we had an accumulated deficit of $362,057. Our financial statements have been prepared on the assumption that we will continue as a going concern.  Our independent registered public accounting firm has issued their report dated December 24, 2009, that includes an explanatory paragraph stating that our recurring losses raise substantial doubt about our ability to continue as a going concern.  Our product line is limited and it has been necessary to rely upon loans and capital contributions and the sale of our equity securities to sustain operations.  In addition, we have recently begun to emphasize a new product line and business plan, which will require additional investment in research and development and marketing.  Our management anticipates that we may require approximately $5,000,000 in additional capital over the next twelve months to implement this business plan and to fund ongoing operations, although this is only an estimate, and there can be no guarantee that such funds would be sufficient. If such additional funding is needed and cannot be obtained, we may be required to scale back or discontinue operations.

Our profitability depends upon achieving success in our future operations through implementing our business plan, increasing sales, and expanding our customer and distribution bases, for which there can be no assurance given.

Profitability depends upon many factors, including the success of our marketing program, our ability to identify and obtain the rights to additional products to add to our existing product line, expansion of distribution and customer base, maintenance or reduction of expense levels and the success of our business activities.  For a discussion of risks related to our accumulated deficits, please see the preceding risk factor. We anticipate that we will continue to incur operating losses in the future. Our ability to achieve profitable operations will also depend on our success in developing and maintaining an adequate marketing and distribution system. There can be no assurance that we will be able to develop and maintain adequate marketing and distribution resources. If adequate funds are not available, we may be required to materially curtail or cease operations.

Our products are not based entirely on technology that is proprietary to us, which means that we do not have a technological advantage over our competitors, and that we must rely on the owners of the proprietary technology that is the basis for our products to protect that technology. We have no control over such protection.

We use certain trademarks and trade names with certain of our products. Nevertheless, our current core products, medical diagnostic stains and solutions and other biochemical products, as well as the Definitive Slide Stainer Device (the “Definitive”), are not based on technology proprietary to us. Indeed, the majority of our present product line is based on technology that is in the public domain and therefore there are effectively no entry barriers for potential competitors.  We purchased an inventory of Definitive machines under an exclusive license agreement with GG&B Engineering, Inc. (“GG&B”).  GG&B owns the intellectual property rights associated with the Definitive.  There can be no assurance that GG&B will be able in the future to adequately protect its proprietary rights upon which the Definitive is based.

We are currently preparing to bring a new personal health monitoring product to market and recently launched our first product, ActiveOne™.  These new products utilize technology based in part on patents which have been licensed to us for use within our markets.  Our success in adding to our existing product line will depend on our ability to acquire or otherwise license competitive technologies and products and to operate without infringing the proprietary rights of others, both in the United States and internationally.  No assurance can be given that any licenses required from third parties will be made available on terms acceptable to us, or at all. If we do not obtain such licenses, we could encounter delays in product introductions while we attempt to adopt alternate measures, or could find that the manufacture or sale of products requiring such licenses is not possible. Litigation may be necessary to defend against claims of infringement, to protect trade secrets or know-how owned by us, or to determine the scope and validity of the proprietary rights of others.  Such litigation could have an adverse and material impact on us and on our operations.

Our future products could be based on patents derived from our Patent Agreement with Futuristic.  This agreement is currently in default.

In May 2009, we entered into the Patent Agreement with Futuristic.  Under the Patent Agreement, we were required to make an upfront royalty payment of $300,000 and to make future payments of royalties equal to 5% of net sales revenues for licensed products.  We did not make the upfront royalty payment and the Patent Agreement is in default.  We are negotiating with Futuristic and expect to cure this default.  If we are not able to cure the default, our future use of technologies or products based on the patents covered by the Patent Agreement may infringe the rights of Futuristic and we may be subject to lawsuits or claims for damages as a result of such infringement.

Our industry is fragmented, and we experience intense competition from a variety of sources, some of which are better financed and better managed than we are.

The medical diagnostic supply and biochemical industries, including those segments devoted to manufacturing and distributing laboratory equipment, stain solutions and chemical reagents, are characterized by intense competition. We face, and will continue to face, competition in the stain solution, reagent and related equipment fields.  In addition, competition in the PERS market is also significant. Many, if not most, of our competitors and potential competitors are much larger and consequently have greater access to capital as well as mature and highly sophisticated distribution channels. Some of our larger competitors are able to manufacture chemical products on a much larger scale and therefore presumably would be able to take advantage of economies of scale that we do not presently enjoy.  Moreover, many of our competitors have far greater name recognition and experience in the medical diagnostic supply industry.  There can be no assurance that competition from other companies will not render our products noncompetitive.

We are highly dependent on our executive officers and certain of our scientific, technical and operations employees.

Our current revenues are derived primarily from our current core products, medical diagnostic stains and solutions and other biochemical products, as well as the Definitive.  We depend heavily on our executive officers and certain scientific, technical, and operations employees, including Christine Kilpack, James Dalton, and Michael Acton.  As of the date of this report, we do not have employment agreements with any of these individuals. We have entered into a management agreement with Mr. Dalton, who serves as our Chief Executive Officer. The loss of services of any of these personnel could impede the achievement of our objectives. There can be no assurance that we will be able to attract and retain qualified executive, scientific, or technical personnel on acceptable terms.

We rely on third parties to manufacture some of our product line.

Our manufacturing experience and capabilities are limited to the manufacture of staining solution, reagent and certain related chemical compounds.  With respect to the manufacturing of devices and equipment related to the staining solution products, including without limitation the Definitive, we have in the past used, and intend to continue to use, third-party manufacturing resources. We also use and intend to continue using third-party manufacturers for our new PERS and other devices. Consequently, we are dependent on contract manufacturers for the production of existing products and will depend on third-party manufacturing resources to manufacture equipment and devices we may add to our product line in the future.  In the event we are unable to obtain or retain third-party manufacturing, we will not be able to continue operations as they relate to the sale of equipment and devices.

Our medical solutions business is subject to certain environmental risks and the requirement that we comply with regulations which increases the cost of doing business.

Our chemical manufacturing processes involve the controlled use of hazardous materials. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products.  We carry limited product liability insurance relating to the use of potentially hazardous materials, with coverage amounts of $1,000,000 per claim and per accident, and $2,000,000 in the aggregate.  The premium for such insurance coverage is $94,000.  Although we believe that our activities currently comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated.  In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources.  In addition, there can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future.

We market and sell our medical stains and solutions products through independent distributors who are free to sell other, and at times competing, products. We therefore have no direct control over our sales force.

We sell our legacy staining products to approximately 75 independent distributors who are free to resell the products.  In order to achieve profitable operations, we must maintain its current base of sales staff and must expand that base in the future.  There can be no assurance that we will be able to enter into arrangements with qualified sales staff if and when such additional staff are required.  Our sales staff will compete with other companies that currently have experienced and well funded marketing and sales operations.  To the extent that we enters into co-promotion or other marketing and sales arrangements with other companies, any revenues to be received by us will be dependent on the efforts of others, and there can be no assurance that such efforts will be successful.

From time to time, we may be subject to expensive claims relating to product liability law; our ability to insure against this risk is limited.

The use of any of our existing or potential products in laboratory or clinical settings may expose us to liability claims. These claims could be made directly by persons who assert that inaccuracies or deficiencies in their test results were caused by defects in our products.  Alternatively, we could be exposed to liability indirectly by being named as a third-party defendant in actions brought against companies or persons who have purchased our products.  We have obtained limited product liability insurance coverage in the amount of $1 million per occurrence and $2 million in the aggregate. We intend to expand our insurance coverage on an as-needed basis as sales revenue increases.  However, insurance coverage is becoming increasingly expensive, and no assurance can be given that we will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. There can also be no assurance that we will be able to obtain commercially reasonable product liability insurance for any products added to our product line in the future. A successful product liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

The uncertainty of health care litigation and regulatory measures in our primary markets can have an adverse effect on our business.

Political, economic and regulatory influences are likely to lead to fundamental change in the health care industry in the United States.  Numerous proposals for comprehensive reform of the nation's health care system have been introduced in Congress over the past years and a significant measure is currently pending action in the U.S. Senate.  In addition, certain states are considering various health care reform proposals. We anticipate that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methodologies, and that public debate of these issues will likely continue in the future.  Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, we cannot predict which, if any, reforms will be adopted, when they may be adopted, or what impact they may have on us.  Our ability to earn sufficient returns on our products may also depend in part on the extent to which reimbursement for the costs of such products will be available from government health administration authorities, private health insurers and other organizations.  Third-party payers are increasingly challenging the price and cost effectiveness of medical products and services, including medical diagnostic procedures.  There can be no assurance that adequate reimbursement will be available or sufficient to allow us to sell products on a competitive basis.

Risks Related to Ownership of Our Common Stock

Concentration of ownership among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and principal stockholders own, in the aggregate, approximately 30.26% of our outstanding common stock. In addition, certain of our officers and all of our directors have been granted options to purchase common stock.  All of the options and warrants held by these officers and directors are subject to vesting provisions conditioned on certain performance criteria and goals and none of these options or warrants have vested or are exercisable as of the date of this report.  If none of these criteria or less than all of them are satisfied, then the options or warrants will not become exercisable in whole or in part.  As a result of the ownership of the shares currently held and, if they become exercisable, their ownership and potential exercise of these options and warrants, these stockholders may be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions and will have significant control over our management and policies. The interests of these stockholders may not be consistent with your interests as a stockholder.

This control or the potential for such control may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company.

There may not be a viable public market for our common stock.

There is not now and there has not been any public market for our common stock. Consequently, unless and until such a market does develop, our stockholders may not be able to resell their ActiveCare shares at or above the price for which they were acquired. We cannot predict the extent to which investor interest will lead to the development of an active trading market in our securities or how liquid that market might become. An active public market for our common stock may not develop or be sustained in the future. If an active public market does not develop or is not sustained, it may be difficult for you to sell your shares of common stock at a price that is attractive to you, or at all.

Our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the price you paid for them.

Any market price for our common stock that does develop is likely to be volatile, in part because our shares have not been traded publicly. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	market conditions or trends in our industry or the economy as a whole and, in particular, in the retail sales environment;

•	timing of promotional events;

•	changes in key personnel;

•	entry into new markets;

•	announcements by us or our competitors of new product offerings or significant acquisitions;

•	actions by competitors;

•	the level of expenses associated with new product development and marketing;

•	changes in operating performance and stock market valuations of competitors;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•
changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

•	ratings downgrades by any securities analysts who follow our common stock;

•	the development and sustainability of an active trading market for our common stock;

•	future sales of our common stock by our officers, directors and significant stockholders;

•	other events or factors, including those resulting from war, acts of terrorism, natural disasters or responses to these events; and

•	changes in accounting principles.

In addition, the stock markets have recently experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many retail companies. In the past, stockholders in some companies have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources, and the attention of management could be diverted from our business.

Anti-takeover provisions in our charter documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

Our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. These provisions:

•
authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock; and

•	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our stock price and trading volume could decline.

Any future trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the trading price for our common stock would be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.

We do not expect to pay any cash dividends for the foreseeable future.

The continued operation and expansion of our business will require substantial funding. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends on the common stock in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, including our senior secured credit facility and other indebtedness we may incur, restrictions imposed by applicable law and other factors our board of directors deems relevant. In addition, our ability to pay dividends on the common stock is limited by the rights and preferences of the holders of the Series A preferred stock; no dividends may be paid on the common stock unless and until all accrued and unpaid dividends are paid on the preferred stock.  Accordingly, if you purchase or own shares of our common stock, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

We are prohibited from taking certain actions and entering into certain transactions without the consent of holders of our Series A preferred stock.

For as long as any shares of our Series A preferred stock remain outstanding we are prohibited from taking certain actions or entering into certain transactions without the prior consent of specific holders of outstanding shares of Series A preferred stock (currently consisting of Harborview Master Fund, L.P. and Gemini Master Fund, Ltd.).  We are prohibited from paying dividends to common stockholders, amending our certificate of incorporation or bylaws, issuing any equity security or any security convertible into or exercisable for any equity security at a price of $1.75 or less or with rights senior to the Series A preferred stock (except for certain exempted issuances), increasing the number of shares of Series A preferred stock or issuing any additional shares of Series A preferred stock other than the 1,000,000 shares designated in our Certificate of Incorporation, as amended, or changing the number of our directors.  We are also prohibited from entering into certain transactions such as:

•
selling or otherwise disposing of all or substantially all of our assets (and in the case of licensing, any material intellectual property) or entering into a merger or consolidation with another company unless we are the surviving corporation, the Series A preferred stock remains outstanding and there are no changes to the rights and preferences of the Series A preferred stock;

•	redeeming or repurchasing any capital stock other than Series A preferred stock or the related warrants; or

•	incurring any new debt for borrowed money in excess of $250,000.

Even though our board of directors may determine that any of these actions are in the best interest of us or our stockholders, we may be unable to complete them if we do not get the approval of specific holders of the outstanding shares of Series A preferred stock.  The interests of the holders of Series A preferred stock may differ from those of stockholders generally.  If we are unable to obtain consent from each of the holders identified above, we may be unable to complete actions or transactions that our board of directors has determined are in the best interest of our company and its shareholders.

Item 2.    Properties

 We lease premises consisting of approximately 11,500 square feet of laboratory and office facilities located at 5095 West 2100 South, West Valley City, Utah. These premises also serve as our manufacturing, warehouse and shipping facilities.  This lease expires in November 2010 and the monthly base rent is $5,750, subject to annual adjustments according to changes in the Consumer Price Index.  Management believes the facilities described above are adequate to accommodate presently expected growth and needs of our operations.  As we continue to grow, additional facilities or the expansion of existing facilities likely will be required.

Item 3.    Legal Proceedings

We are not involved directly in any legal proceedings which management believes will have a material effect upon our business or financial condition, nor are any such material legal proceedings anticipated.

By way of information, on August 15, 2008, plaintiffs Frederico and Erica Castellanos filed a lawsuit in the Superior Court of the State of California, Los Angeles County, Case No. BC396402, entitled "Frederico and Erica Castellanos vs. Allegheny Ludlum Corporation, et al."  The complaint names twenty-four defendants and one hundred unnamed “Doe Defendants.”  The complaint asserts claims for negligence, strict liability - failure to warn, strict liability - design defect, fraudulent concealment, breach of implied warranties, and loss of consortium based on Mr. Castellanos' alleged exposure to certain chemicals during the course of his employment.  One of the original named defendants was Logos Scientific, Inc.  On September 4, 2008, plaintiffs amended their complaint to substitute "Volu-Sol, Inc. as successor in interest to Logos Scientific, Inc." for the previously unnamed Doe 1. Volu-Sol, Inc. was the original name of RemoteMDx, our former parent corporation.  As of the date of this report, we were not a party to the lawsuit.

We are not aware of any contemplated legal or regulatory proceeding by a governmental authority in which we may be involved.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of shareholders during the quarter ended September 30, 2009.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange.

Holders

As of December 1, 2009, there were approximately 600 holders of record of the common stock and 11,822,639 shares of common stock outstanding. We also have 571,428 shares of Series A preferred stock outstanding, held by two stockholders, convertible into a minimum of approximately 571,428 shares of common stock.

We have granted warrants for the purchase of approximately 14,642,856 shares of common stock.  13,500,000 of these warrants are not vested and only vest upon completion of specific performance criteria.  As discussed elsewhere in this report, we may be required to issue additional shares of common stock or preferred stock to pay accrued dividends, or to comply with anti-dilution adjustments to the conversion rights of present or former preferred stockholders.

Dividends

Since incorporation, we have not declared any cash dividends on our common stock.  We do not anticipate declaring cash dividends on our common stock for the foreseeable future.  The Series A preferred stock accrues dividends at the rate of 8% annually, which may be paid in cash or additional shares of preferred or common stock, at our option.  To date no dividends have been paid.

Dilution

We have a large number of shares of common stock authorized in comparison to the number of shares issued and outstanding.  The board of directors determines when and under what conditions and at what prices to issue stock.  In addition, a significant number of shares of common stock are reserved for issuance upon exercise of purchase or conversion rights. The issuance of any shares of common stock for any reason will result in dilution of the equity and voting interests of existing stockholders.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, Plaza Level, New York, NY 11219.

Equity Compensation Plans

We currently do not have any equity compensation plans covering our employees.  We have entered into a management agreement with our Chief Executive Officer providing for equity compensation in the form of restricted stock and options for the purchase of common stock.  We have also granted options for the purchase of common stock to our directors and other officers.

Equity Compensation Plan Information
Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (#)	Weighted-average exercise price of outstanding options, warrants, and right ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (#)

Equity compensation plans
approved by security holders	0	$0	0

Equity compensation plans
not approved by security holders	13,500,000	$0.29	0

Totals	13,500,000	$0.29	0

(1)
Includes 500,000 shares of common stock issuable upon exercise of outstanding options granted to directors and 13,000,000 shares of common stock issuable upon exercise of outstanding options granted under a personal compensation plan to our Chief Executive Officer. As of the date of this report these warrants have not vested and they will only vest in the future upon completion of specific performance criteria.

Recent Sales of Unregistered Securities

During the past three fiscal years, we have sold or issued shares of our common stock and other equity securities without registration of the offer and sale of the securities under the Securities Act of 1933 (the “Securities Act”) in reliance upon exemptions from registration pursuant to rules and regulations promulgated under the Securities Act as summarized below.

In fiscal year 2007, between March and September 2007, we sold 1,687,500 shares of common stock in private transactions to eighteen accredited investors.  Each of the transactions was privately negotiated, and no public offering took place.  The offer and sale of these securities was believed to be exempt from registration under Section 4(2) of the Securities Act related to private sales of securities by an issuer. Each of the purchasers represented to us that they were accredited investors as defined under the rules and regulations of the Securities Act. No public solicitation or advertising was undertaken in connection with the transactions and the purchasers of the shares sold in the offering represented that they were purchasing the shares for their own account and for investment purposes and not for purposes of distribution or resale. The certificates evidencing such shares were marked with a restrictive legend, indicating that any resale or transfer thereof was subject to restrictions under the Securities Act and applicable rules and regulations.

During the year ended September 30, 2008, we sold 2,690,972 restricted shares of our common stock for $2,198,333 in cash.  Of these shares, we sold 2,135,417 shares for sale proceeds of $2,098,333 to ADP Management.  The remaining 555,555 shares were sold to unrelated third parties. At the time of the offer and sale of these securities, ADP Management was an affiliate of our parent corporation, RemoteMDx and was also an accredited investor.  The offer and sale of these shares to ADP Management and to the unrelated third parties, who were also accredited, was exempt under Section 4(2) of the Securities Act. Each of the purchasers represented to us that they were accredited investors as defined under the rules and regulations of the Securities Act. No public solicitation or advertising was undertaken in connection with the transactions and the purchasers of the shares sold in the offering represented that they were purchasing the shares for their own account and for investment purposes and not for purposes of distribution or resale. The certificates evidencing such shares were marked with a restrictive legend, indicating that any resale or transfer thereof was subject to restrictions under the Securities Act and applicable rules and regulations.

Additionally during the year ended September 30, 2008, we issued 437,500 restricted shares of common stock for services rendered (with a value of $350,000, or $0.80 per share) to three non-affiliated third parties for services rendered.  The services included providing technical evaluations, patent reviews, creation and identification of sales channels, evaluation of competition, market research, and potential market penetration.  The three consultants were paid in restricted stock, and each received approximately $116,000 worth of shares of our common stock.  We had no consulting or other agreements with these three individuals. The issuance of these securities was exempt under Section 4(2) of the Securities Act.

During the fiscal year ended September 30, 2009, we issued 840,000 restricted shares of common stock valued at $735,840 in connection with an acquisition. The recipients of these shares represented in the original acquisition agreements that they were accredited investors as defined in Rule 501 under the Securities Act.  Each of these entities also purchased from us shares of our Series A preferred stock, which is convertible into common stock under certain circumstances and subject to certain limitations.  These shares of common and preferred stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, including Regulation D and Rule 506.  There were no non-accredited investors involved in this issuance. A Form D was filed by us in connection with the issuance of these securities. We have agreed with the holders of the Series A preferred stock to register the shares of common stock underlying and issuable upon conversion of the Series A preferred stock prior to its issuance in any attempted conversion of the preferred stock.  As of the date of this report, no registration statement has been filed in connection with this obligation and no shares of Series A preferred stock have been converted.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader better understand ActiveCare, our operations and our present business environment.  This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements for the fiscal years ended September 30, 2009 and 2008 and the accompanying notes thereto contained in this report.

Overview

Historically, our core business has been the manufacture, distribution and sale of medical diagnostic stains and solutions.  In February 2009, we were spun off from our former parent, RemoteMDx, Inc. (“RemoteMDx”).  In connection with the spin-off, we acquired from RemoteMDx the exclusive license rights to certain technology, including patent rights utilizing GPS and cellular communication and monitoring technologies for use in the healthcare and personal security markets.  We subsequently acquired by license the exclusive rights to certain patents owned by Futuristic Medical Devices, LLC (“Futuristic”) for technologies that are complementary to the patented technology we acquired from RemoteMDx.  We are currently in default under our agreement with Futuristic and we are currently negotiating with Futuristic to cure this default.  Our business plan is to develop and market a new product line for monitoring and providing assistance to mobile and homebound seniors and the chronically ill, including those who may require a personal assistant to check up on them during the day to ensure their safety and well being and know where they are at all times.

Recent Developments

We have financed operations exclusively through equity security sales and short-term debt.  Accordingly, if our revenues continue to be insufficient to meet our needs, we will attempt to secure additional financing through traditional bank financing or a debt or equity offering. However, because of the development stage nature of our business and the potential of a future poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our continuing plan of operations. There can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering. In addition, if we only have nominal funds with which to conduct our business activities, this will negatively impact the results of operations and our financial condition.

In May 2009, we entered into a license and distribution agreement (“License Agreement”) with euromicron AG, a German corporation.  The euromicron Group is a solution provider of communication systems and security networks with production expertise in the field of fiber optics technology.  Its range of services covers the planning, implementation and maintenance of communication and security networks and the development, production and distribution of network components based on copper, optical fiber and wireless technology.  The product portfolio includes smaller active network components, connectors and connection technology for optical fiber networks, pre-assembled fiber optic cable and assembly and measuring equipment.  These are integrated components of WANs and LANs used for data communication at data centers, and in the field of medical and security technology.  Under the License Agreement, we granted to euromicron an exclusive license to manufacture market and distribute our products in the healthcare and personal security markets and to provide related services in the countries of Albania, Austria, Bosnia & Herzegovina, Bulgaria, Croatia, Czech Republic, Germany, Greece, Hungary, Italy, Kosovo, Macedonia, Poland, Serbia, Slovakia, Slovenia, Switzerland, and Turkey.  We are required to maintain the applicable patents and use our best efforts to extend the patents and register them in the jurisdictions that are included within the territory. In addition, we will transfer to euromicron all know how, intellectual property (including software) and technology that are related to our products and provide support, training and service to euromicron and its customers during the term of the License Agreement either directly or through one or more contracted service providers, including our former parent corporation, RemoteMDx. We also agreed to supply products and to provide monitoring services until such time as euromicron has established a monitoring center dedicated to the territory.

In September 2009, our board of directors designated 1,000,000 shares of preferred stock as Series A preferred stock.  We sold an aggregate of 571,428 shares of these securities to two investment funds, Gemini Master Fund, Ltd. and Harborview Master Fund, L.P. for gross proceeds of $1,000,000.  These investors also received Class A and Class B Warrants for the purchase of common stock of the company at exercise prices of $1.75 and $2.25 per share, respectively, exercisable over a five-year term.  In a related transaction, we acquired from these two investors all of the issued and outstanding shares of a Nevada corporation, HG Partners, Inc., formerly Solutions Mechanical, Inc., for 840,000 shares of our common stock.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales, comparable store and non-comparable store sales, gross profit margin and selling, general and administrative expense.

Net Sales

Net sales constitute gross sales net of any returns and merchandise discounts.

Gross Profit

Gross profit is equal to our net sales minus our cost of goods sold. Gross margin measures gross profit as a percentage of our net sales. Cost of goods sold includes the direct cost of purchased merchandise, distribution costs, all freight costs and purchasing costs.

Our cost of goods sold is substantially higher in higher volume quarters because cost of goods sold generally increases as net sales increase. Changes in the mix of our products, such as changes in the proportion of accessories, may also impact our overall cost of goods sold.

Selling, General and Administrative Expense

Selling, general and administrative expense includes administration, share-based compensation and occupancy costs. These expenses do not generally vary proportionally with net sales. As a result, selling, general and administrative expense as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters. We expect that our selling, general and administrative expense will increase in future periods, in part to additional legal, accounting, insurance and other expenses we incur as a result of being a public company since our spin-off from RemoteMDx completed in February 2009. Among other things, we expect that compliance with the Sarbanes-Oxley Act and related rules and regulations will result in significant legal and accounting costs.

Share-based Compensation Expense

Share-based compensation expense related to stock options was nil for fiscal years 2007 and 2008. We granted no options to purchase shares of common stock in fiscal years 2007 and 2008. During the year ended September 30, 2009, we granted options for the purchase of 13,500,000 shares at an expense of $665,201.  These and any future stock option grants will increase our share-based compensation expense in fiscal year 2010 and in future fiscal years compared to fiscal year 2009. See “—Critical Accounting Policies” below.

Fiscal Year 2009 Compared to Fiscal Year 2008

Net Sales

Net sales decreased to $452,000 in fiscal year 2009, from $608,000 in fiscal year 2008.  The change from 2008 to 2009 was due to a reduction in orders of Wright-Giemsa stain.  During the 2008 fiscal year, our prior management changed the formula for Wright-Giemsa stain and customers did not respond well to the changed formula. We have reintroduced the old formula and we are working to get customers to once again order these products.

Cost of Goods Sold

Cost of goods sold totaled $396,000 in fiscal 2009, compared to $466,000 for the year ended September 30, 2008.  The decrease in 2009 is due to lower sales in the fiscal year compared to the prior year.  As a percentage of sales, cost of goods sold was 87.6% in fiscal year 2009, compared to 76.6% in fiscal year 2008.

Research and Development Expenses

Research and development expenses decreased to $375,000 in fiscal year 2009, from $632,000 in the year ended September 30, 2008. The decrease in research and development expenses in 2009 was primarily related to our selection of more moderately priced research and development vendors.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $2,032,000 in fiscal year 2009, from $1,804,000 in fiscal year 2008.  The increase in these expenses in 2009 was due primarily to the following:

•	Increase in consulting expense of approximately $363,000, all of which was non-cash, paid with restricted shares of common stock, and the amortization of warrant expense;

•	Increase in board fees of approximately $90,000;

•	Increase in accounting and legal services of approximately $306,000 for services related to our spin-off and expenses associated with being public;

•	Increase in advertising of $44,404;

•
Increase in other selling, general, and administrative expenses of $180,000 due to increased phone usage, copy machine usage, meal charges, amortization, dues, investor relations and related items for the additional employees

All of these increases, which total $861,000, were offset by a decrease in payroll of $359,000 and a decrease in allocations from the former parent company of $396,000.

Other Income and Expense

Interest income decreased to $470 in fiscal year 2009 from $15,000 in fiscal year 2008.  The reason for the decrease is due to the payment of a related-party note receivable and no interest accruing on that note in fiscal year 2009.

Net Loss

Net loss for the year ended September 30, 2009 increased to $2,416,000 from a net loss of $2,279,000 in fiscal year 2008.

Liquidity and Capital Resources

Our primary sources of liquidity are from the proceeds from the sale of our equity securities and from borrowings from our former parent, RemoteMDx.  We have not historically financed operations from cash flows from operating activities.  We anticipate that we will continue to seek funding through the sale of our securities until we begin to have sales under our new business plan.

As of September 30, 2009, we had unrestricted cash of $831,000, compared to cash of $474,000 as of September 30, 2008. As of September 30, 2009, working capital deficit was $131,471, compared to working capital of $407,000 as of September 30, 2008.

Operating activities used cash of $1,122,000 in fiscal year 2009, compared to $1,247,000 cash used in 2008.

Investing activities for the year ended September 30, 2009 used cash of $25,000, compared to $12,000 of cash used by investing activities in the year ended September 30, 2008.

Financing activities in fiscal year 2009 provided $1,503,000 of net cash, compared to $981,000 of net cash provided by financing activities in the year ended September 30, 2008.

During fiscal year 2009, we incurred a net loss of $2,416,000 and had negative cash flows from operating activities of $1,122,000, compared to a net loss of $2,279,000 and negative cash flows from operating activities of $1,247,000 in the year ended September 30, 2008.  As of September 30, 2009, our working capital deficit was $131,471 and we had an accumulated deficit of $5,057,000 and total stockholders’ equity of $986,000.

Fiscal Year 2008 Compared to Fiscal Year 2007

Net Sales

Net sales decreased 7.1%, or $47,000 to $608,000 in fiscal year 2008, from $655,000 in fiscal year 2007.  The decrease from 2007 to 2008 was due to a temporary stop in production because of a fire at our production facility in May 2008.

Cost of Goods Sold

Cost of goods sold totaled $466,000 in fiscal 2008, compared to $486,000 for the year ended September 30, 2007.  The decrease of approximately $20,000 relates to the temporary stop in production because of the fire at our production facility.

Research and Development Expenses

Research and development expenses increased 339%, or $488,000 to $632,000 in fiscal year 2008, from $144,000 in the year ended September 30, 2007. The increased research and development expenses in 2008 were primarily related to the development of home medical monitoring products for the home health market.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 240%, or $1,274,000 to $1,804,000 in fiscal year 2008, from $530,000 in fiscal year 2007.  The increase in these expenses in 2008 was due primarily to the following:

•
Increase in consulting of approximately $581,000, $350,000 of which was a non-cash item paid with shares of common stock to three consultants for market and sales and marketing research (discussed in more detail below), and $200,000 of which was paid to ADP Management Corporation (“ADP Management”), an entity controlled by our Chairman and Chief Executive Officer for strategic planning and other services (discussed in more detail below);

•	Increase in contract labor of approximately $47,000 from hiring one additional part-time contractor to perform quality assurance testing, and hiring contractors to expand our medical device website;

•	Increase in accounting and legal services of approximately $34,000 for services related to our spin-off;

•	Increase in payroll of approximately $220,000 due to the hiring of additional sales and marketing employees and the accruing of $120,000 of salary for our Chief Executive Officer;

•	Increase in office expenses of $16,000 due to increased number of employees;

•
Increase in other selling, general, and administrative expenses of $61,000 due to increased phone usage, copy machine usage, meal charges and related items for the additional employees.  These increases were offset by decreases in insurance, outside services, utilities and printing costs of approximately $77,000; and

•
Increase in other expenses of $402,000.  The non-cash, one-time expenses are related to the spin-off from RemoteMDx.  They include charges for labor and management that RemoteMDx has provided to our company.  (For a more detailed discussion, of this expense, see “Certain Relationships and Related Transactions, and Director Independence.”)

The consulting services provided by ADP Management included high-level strategic planning, consulting on the national and international direction of our company, identifying research and development firms, and identifying potential strategic partners or acquisition targets through the services of Mr. Derrick and Mr. Dalton, both of whom are control persons with respect to ADP Management.

The consulting services provided by the three other unaffiliated third-party consultants described above included providing technical evaluations, patent reviews, creation and identification of sales channels, evaluation of competition, market research, and potential market penetration.  The three consultants were paid in restricted stock, and each received approximately $116,000 worth of shares of our common stock.  We had no consulting or other agreements with these three individuals.

Other Income and Expense

Interest income increased 25%, or $3,000 to $15,000 in fiscal year 2008 from $12,000 in fiscal year 2007.  The increase in interest income was due to the sale of common shares in 2008 and the deposit of the proceeds from the sale of the securities in interest-bearing accounts with banks.

Net Loss

Net loss for the year ended September 30, 2008 increased 363% to $2,279,000 from a net loss of $492,000 in fiscal year 2007.  This increase in net loss is due primarily to an increase in direct labor costs, research and development, and selling, general, and administrative expense.

Off Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles (a replacement of SFAS No. 162).” FASB Accounting Standards Codification (ASC) has become the source of authoritative generally accepted accounting principles GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this statement, the codification will supersede all then-existing non-SEC accounting and reporting standards; and all non-grandfathered, non-SEC accounting literature not included in the codification will be superseded and deemed non-authoritative.  We have adopted the new codification standards in our annual report on Form 10-K as of September 30, 2009.  Reference to the new ASC topic, subtopic, or section will be provided along with the superseded historical accounting literature. The adoption of codification standards did not impact our consolidated financial position, Results of Operations or cash flows.

In September 2006, the Financial Accounting Standards Board (FASB) issued guidance which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  It is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB extended the effective date to fiscal years beginning after November 15, 2008.  We do not expect the adoption of this guidance to have a material impact on our financial statements.

In February 2007, the FASB issued guidance which permits companies to choose to measure many financial instruments and certain other items at fair value.  It is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We do not expect the adoption of this guidance to have a material impact on our financial statements.

In December 2007, the FASB issued guidance which requires an acquirer of a business to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  It clarifies that a non-controlling interest in a subsidiary should be reported as equity in the financial statements, net income shall be adjusted to include the net income attributed to the non-controlling interest and comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest.  The calculation of earnings per share will continue to be based on income amounts attributable to the parent.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  We have not yet determined the effect on our financial statements, if any, upon adoption of this guidance.

In September 2008, the FASB provided guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. This guidance is effective for the first reporting period beginning after December 15, 2008. We have not yet determined the effect on our financial statements, if any that will occur upon adoption of this guidance.

In October 2008, the FASB issued guidance which clarifies the application of fair value accounting in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. This guidance was effective upon issuance, including prior periods for which financial statements had not been issued. The effect of adopting this guidance did not have a material effect on our financial statements.

In November 2008, the FASB provided guidance which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This guidance is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We have not yet determined the effect on our financial statements, if any that will occur upon adoption of this guidance.

In June 2008, the FASB provided guidance which assists in determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. This amendment is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. A contract that would otherwise meet the definition of a derivative but is both (a) indexed to our own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. This amendment provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the this exception. This standard is expected to trigger liability accounting on our Class A and B warrants, which have an exercise price that adjusts downward if we issue shares of common stock at prices less than the warrant’s exercise price then in effect. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. There can be no assurance that actual results will not differ from those estimates. We believe the following represent our most critical accounting policies.

Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that were uncertain at the time the estimate was made, and

•	Changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated Results of Operations or financial condition.

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

Concentration of Credit Risk

We maintain cash in bank accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts in the past.

In the normal course of business, we provide credit terms to our customers. Accordingly, we perform ongoing credit evaluations of customers' financial condition; we typically do not require collateral or security from our customers.  We maintain an allowance for uncollectable accounts receivable based upon the expected collectability of all accounts receivable.

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

Revenue Recognition

Our revenue has historically been from two sources: (i) sales of diagnostic equipment and accessories; and (ii) sales of medical diagnostic stains.  The policies for recognizing revenue from these sources are summarized below.

Diagnostic Equipment Product Sales.  Although this has not been the primary focus of our business model, we sell diagnostic equipment devices in certain situations. We recognize product sales revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer, prices are fixed or determinable, and collection is reasonably assured.

Medical Diagnostic Stain Sales.  We recognize revenue from the sale of medical diagnostic stains when persuasive evidence of an arrangement with the customer exists, title passes to the customer, prices are fixed or determinable, and collection is reasonably assured.

Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.

We have no sales that contain multiple deliverables.  All of our revenues consist of sales of products (either diagnostic equipment or diagnostic stains).  The diagnostic equipment does not require installation or customization.

Our sales are made generally on net 30-day payment terms.  We have not changed our payment terms in the past five years and have no plans to change our payment terms in the future.

Our equipment and stain products have not been modified significantly for several years.  There is significant history on which to base our estimates of sales returns.  These sales returns have been negligible.  Customers may return diagnostic equipment within 30 days of the purchase date.  Customers may return the medical diagnostic stains within 30 days of the purchase date provided that the stain’s remaining life is at least 8 months.  Customers must obtain prior authorization for a product return.

In connection with generally accepted accounting principles, to qualify for the recognition of revenue at the time of sale, we note the following:

•	the price to the buyer is fixed or determinable at the date of sale;

•	the buyer has paid us, or the buyer is obligated to pay us within 30 days, and the obligation is not contingent on resale of the product;

•	the buyer's obligation to us would not be changed in the event of theft or physical destruction or damage of the product;

•	the buyer acquiring the product for resale has economic substance apart from that provided by us;

•	we do not have significant obligations for future performance to directly bring about resale of the product by the buyer; and

•	the amount of future returns can be reasonably estimated and they are negligible.

We have 70 types of products based on the number of individual SKUs in our inventory.  Most of these 70 SKUs are for medical diagnostic stain inventory.  For example, certain medical diagnostic stains are packaged in different sizes, and each packaged size (i.e. 16 oz., 32 oz., and 48 oz.) has a unique SKU in inventory.  Generally accepted accounting principles state that, “an enterprise shall report revenues from external customers for each product and service or each group of similar products and services unless it is impractical to do so.”  The vast majority of our sales are of medical diagnostic stains, with a minimal portion of sales being diagnostic equipment. Because diagnostic equipment sales are not material to the financial statements, we disclose sales as one line item.

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

Going Concern

The factors described above, as well as the risk factors listed elsewhere in this report raise substantial doubt about our company’s ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.  Our plan with respect to this uncertainty is to focus on sales of our reagent products and completing strategic acquisitions and business combinations, and to raise capital through the offer and sale of our equity securities.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay debts.  Likewise, there can be no assurance that we will be successful in raising additional capital from the sale of equity or debt securities.  If we are unable to increase revenues or obtain additional financing, it will be unable to continue the development of its products and would likely cease operations.

Item 8.   Financial Statements and Supplementary Data

The financial statements and supplemental data required by this item are included in Part IV, Item 15.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation under the criteria established in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

 Set forth below are the name, age, position and a description of the business experience of each of our executive officers, directors and other key employees as of September 30, 2009.

Name	Age	Position

James J. Dalton	67	Chairman (Director) and Chief Executive Officer
James G. Carter	70	Director
William K. Martin	66	Director
Jack J. Johnson	67	Director
Robert J. Welgos	71	Director
Michael G. Acton	46	Chief Financial Officer, Secretary-Treasurer

James Dalton – Chief Executive Officer and Chairman

Mr. Dalton joined us as a director on October 1, 2004.  He has been our Chief Executive Officer and Chairman since June 16, 2008.  Mr. Dalton is also a director of RemoteMDx, where he was President from August 2003 until June 2008.  Prior to joining RemoteMDx, Mr. Dalton was the owner and President of Dalton Development, a real estate development company.  He served as the President and coordinated the development of The Pinnacle, an 86-unit condominium project located at Deer Valley Resort in Park City, Utah.  Mr. Dalton also served as the president of Club Rio Mar in Puerto Rico, a 680-acre beach front property that includes 500 condominiums, beach club, numerous restaurants, pools and a Fazio-designed golf course.  He was also a founder and owner of the Deer Valley Club, where he oversaw the development of 25 high-end condominiums with a “ski-in and ski-out” feature.

James G. Carter - Director

Mr. Carter joined our board in September 2008.  He is the founder and principal of J. Carter Wine & Spirits, Inc. (1989-2002) and is a director and former president of White Beeches Golf & Country Club since 1990.  Mr. Carter's business experience includes Vice President of Sales & Marketing (North America and Caribbean) for Suntory International Corp. (1981-1989), National Sales Director Wines for Austin Nichols & Company, Inc. (1975-1980).  He is a former Councilman and Council President for the Township of Washington (Bergen County, New Jersey).  He retired in 2000.  Mr. Carter attended Villanova University.

William K. Martin - Director

Mr. Martin joined our board in September 2008.  He is a founder/partner/broker of Commerce CRG, and has served as its managing director from 1993 through the present, as well as acting as the Associate Broker in the firm’s Park City, Utah, office since 2007.  Commerce CRG is a commercial real estate and management business, and is an independently owned and operated member of the Cushman & Wakefield Alliance, which focuses on commercial real estate and management. Mr. Martin has also been a board member of a number of national and international real estate service firms.  Mr. Martin has also been active in industry organizations and is currently a member of the Economic Development Corporation of Utah and sits on that organization's executive board.  Mr. Martin has a bachelor of science degree from Utah State University in Applied Statistical and Computer Science and has earned the rank of Captain in the United States Air Force (retired).

Jack J. Johnson – Director

Mr. Johnson joined our board in October 2008.  In 1976, he founded the Jack Johnson Company, a land planning, civil engineering and architectural company specializing in residential and resort communities.  He has served as President of our company since its inception.  He also formed Land Equity Partners, a residential subdivision development company, and Resort Development Services, a company focusing on development of hotels and condominiums.  He received a degree in Civil Engineering from the University of Illinois in the late 1960s, and is a licensed civil engineer in several states.

Robert J. Welgos – Director

Mr. Welgos joined our board of directors in June 2009.  He has a BS in engineering from the Newark College of Engineering (1962), and worked for 38 years with Allied Signal Corp (now Honeywell International), in various technical department management positions, including being responsible for operations of Customer Technical Service Dept., Design Engineering, Testing Laboratories, and Process Laboratories. He also served as the Manager, North American Distributor Sales and Director of International Operations, where he established distribution networks throughout Pacific Rim and South America. During this period, he was instrumental in the creation of joint ventures with Lucky Goldstar in Korea and Japan Synthetic Rubber in Japan.  Mr. Welgos retired from Allied Signal Corp in 2000.  Mr. Welgos is the Chairman of our board’s Audit Committee.

Michael Acton – Secretary, Treasurer and Chief Financial Officer

Mr. Acton joined us as Secretary-Treasurer at the time of our incorporation.  He has been our Chief Financial Officer since June 2008.  From 1999 until June 2008, Mr. Acton was the Secretary-Treasurer of RemoteMDx.  He also served as that company’s Chief Financial Officer from March 2001 until June 2008.  On November 20, 2008, Mr. Acton agreed to resume the role of Chief Financial Officer of RemoteMDx when his successor left to pursue other opportunities.  Mr. Acton expects to transition out of the RemoteMDx position when a successor has been identified and appointed.  Mr. Acton is a Certified Public Accountant in the State of Utah.

Corporate Governance

Board Composition

Our business and affairs are managed under the direction of our board of directors. Our board of directors is comprised of five directors, four of whom (Mr. Carter, Mr. Martin, Mr. Johnson, and Mr. Welgos) are independent within the meaning of the Nasdaq Marketplace Rules. This means that the board of directors has determined that those directors (1) are not officers or employees of ActiveCare or its subsidiary and (2) have no direct or indirect relationship with ActiveCare that would interfere with the exercise of their independent judgment in carrying out the responsibilities of a director.  Because our stock was not trading on an exchange as of the date of this report, we are not required to have independent directors.  Nevertheless, we have determined that it is in our best interest to have directors who would meet the requirements of being “independent” under the rules of the Nasdaq Stock Market.

Board Committees

Our board of directors has established an audit committee and a compensation committee. The composition and responsibilities of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors.

Audit Committee

Our audit committee is comprised of two of our independent directors: Mr. Welgos and Mr. Martin.  Mr. Welgos serves as chair of the audit committee and is considered to be the financial expert on that committee. Our audit committee has responsibility for, among other things:

•
selecting and hiring our independent registered public accounting firm, and approving the audit and non-audit services to be performed by and the fees to be paid to our independent registered public accounting firm;

•	evaluating the qualifications, performance and independence of our independent;

•	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

•	reviewing the adequacy and effectiveness of our internal control policies and procedures;

•
discussing the scope and results of the audit with the independent registered public accounting firm and reviewing with management and the independent registered public accounting firm our interim and year-end operating results; and

•	preparing the audit committee report required by the Securities and Exchange Commission, or SEC, to be included in our annual proxy statement.

As indicated above, our board of directors has affirmatively determined that Mr. Welgos and Mr. Carter meet the definition of “independent directors” for purposes of serving on an audit committee under applicable SEC rules, and we intend to comply with these independence requirements within the time periods specified.  Our board of directors has adopted a written charter for our audit committee, which is available on our corporate website at www.activecaresys.com.

Compensation Committee

Our compensation committee consists of two independent directors, Mr. Johnson and Mr. Carter.  Mr. Johnson is the chairman of our compensation committee. The compensation committee is responsible for, among other things:

•
reviewing and approving compensation of our executive officers including annual base salary, annual incentive bonuses, specific goals, equity compensation, employment agreements, severance and change in control arrangements, and any other benefits, compensations or arrangements;

•	reviewing succession planning for our executive officers;

•	reviewing and recommending compensation goals, bonus and stock compensation criteria for our employees;

•	reviewing and discussing annually with management our “Compensation Discussion and Analysis” disclosure required by SEC rules;

•	preparing the compensation committee report required by the SEC to be included in our annual proxy statement; and

•	administrating, reviewing and making recommendations with respect to our equity compensation plans.

Our board of directors has adopted a written charter for our compensation committee, which is available on our corporate website at www.activecaresys.com.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics applicable to our principal executive, financial and accounting officers and all persons performing similar functions. A copy of that code is available on our corporate website at www.activecaresys.com. We expect that any amendments to such code, or any waivers of its requirements, will be disclosed on our website.

Meetings of the Board of Directors and Committees

During the year ended September 30, 2009, the board of directors met on four occasions.  All members of the board attended these four meetings. The two board committees were organized in June 2009 and did not meet thereafter prior to September 30, 2009.

Director Compensation

Our directors are paid a director’s fee of $30,000 per year.  In addition, in June 2009, each director received a common stock purchase warrant for the purchase of up to 125,000 shares of our common stock at a price of $1.25 per share, exercisable for five years from the date of grant, subject to the following vesting schedule:

•	15,000 shares when our common stock begins trading on the OTCBB or other market;

•	15,000 shares when our annual revenue reaches $5,000,000;

•	15,000 shares when our annual revenue reaches $10,000,000;

•	20,000 shares when our annual revenue reaches $15,000,000;

•	20,000 shares when our annual revenue reaches $20,000,000;

•	20,000 shares when our annual revenue reaches $25,000,000; and

•	20,000 shares when we achieve profitability.

The table below summarizes the compensation we paid to our directors for their services as directors for the fiscal year ended September 30, 2009.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (3) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (4) (g)	Total ($) (h)

James J. Dalton (1)	--	--	--	--	--	--	--
James G. Carter	$30,000	--	$23,416	--	--	--	$53,416
William K. Martin	$30,000	--	$23,416	--	--	--	$53,416
Robert J. Welgos	$12,500	--	$23,416	--	--	--	$35,916
Jack Johnson	$27,500	--	$23,416	--	--	--	$50,916

(1)   Mr. Dalton is Chairman of the board of directors.  He also serves as our Chief Executive Officer pursuant to the terms of a management agreement.  Under the management agreement, Mr. Dalton received restricted shares of our common stock in lieu of cash compensation and options to purchase 13,000,000 shares of our common stock.  He receives no compensation for his service as a director.  As of the date of this report, these warrants have not vested and they will only vest in the future upon completion of specific performance criteria.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock ("Reporting Persons") to file initial reports of ownership and to report changes in ownership in reports filed with the SEC. Reporting Persons are required by regulation of the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such forms furnished to us during and with respect to the fiscal year ended September 30, 2009, we believe that during the fiscal year ended September 30, 2009 all Section 16(a) filings applicable to these Reporting Persons were timely filed.

Item 11.   Executive Compensation

Compensation Discussion and Analysis

The purpose of this compensation discussion and analysis section is to provide information about the material elements of compensation that are paid, awarded to, or earned by, our “named executive officers,” who consist of our principal executive officer and our principal financial officer. We have no other executive officers or significant employees.  For fiscal year 2009, our named executive officers, were James J. Dalton, President and Chief Executive Officer, and Michael G. Acton, Chief Financial Officer, Secretary and Treasurer.

Historical Compensation Decisions

Our compensation approach is necessarily tied to our stage of development. Until September 2008, we were a wholly owned subsidiary of RemoteMDx. We were spun off from RemoteMDx in January 2009, when our former parent divested its remaining ownership interest in ActiveCare by distributing the shares of our common stock then held by it to its stockholders.  We also registered our common stock under Section 12(g) of the Exchange Act in February 2009 and became subject to the reporting requirements of the Exchange Act.

Our stock is not listed or included in any stock market as of the date of this report.  Therefore, we are not currently subject to any exchange rules requiring a majority of our board of directors to be independent or relating to the formation and functioning of board committees, including audit, compensation and nominating committees. Most, if not all, of our prior compensation policies and determinations, including those made for fiscal year 2008, were the product of informal discussions between our President and Chief Executive Officer and our board of directors or the board of directors of our former parent corporation.

On June 23, 2009, our board of directors established an audit committee and a compensation committee and adopted charters for each committee.  The members of the compensation and audit committees are independent directors, applying the definition of independence established by the Nasdaq Stock Market.  The audit committee chairman is a financial expert as defined by Item 407 of Regulation S-K and related rules of the SEC.

Compensation Philosophy and Objectives

Prior to June 2009, our board of directors, acting as a compensation committee, reviewed and approved the compensation of our named executive officers and oversaw and administered our executive compensation programs and initiatives. With the formation of the compensation committee, we expect that the specific direction, emphasis and components of our executive compensation program will continue to evolve under the direction of that committee. For example, over time we may reduce our reliance upon subjective determinations made by our Chief Executive Officer and/or board of directors in favor of a more empirically-based approach that involves benchmarking against peer companies. Accordingly, the compensation paid to our named executive officers for fiscal year 2009 is not necessarily indicative of how we will compensate our named executive officers in the future.

We have endeavored to create an executive compensation program that balances short-term versus long-term payments and awards, cash payments versus equity awards and fixed versus contingent payments and awards in ways that we believe are most appropriate to motivate our executive officers. Our goals in establishing compensation for our executive officers include an intent to:

•	attract and retain talented and experienced executives in our industry;

•	reward executives whose knowledge, skills and performance are critical to our success;

•	align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value and rewarding executive officers when stockholder value increases;

•	foster a shared commitment among executives by aligning their individual goals with the goals of the executive management team and our company; and

•	compensate our executives in a manner that incentivizes them to manage our business to meet our long-range objectives.

In the future, we expect that the compensation committee will meet outside the presence of all of our executive officers, including our named executive officers, to consider appropriate compensation for our Chief Executive Officer. For all other named executive officers, the compensation committee will meet outside the presence of all executive officers except our Chief Executive Officer. Going forward, our Chief Executive Officer will review annually each other named executive officer’s performance with the compensation committee and recommend appropriate base salary, cash performance awards and grants of long-term equity incentive awards for all other executive officers. Based upon the recommendations from our Chief Executive Officer and in consideration of the objectives described above and the principles described below, the compensation committee will approve the annual compensation packages of our executive officers other than our Chief Executive Officer. The compensation committee also will annually analyze our Chief Executive Officer’s performance and determine his base salary, cash performance awards and grants of long-term equity incentive awards based on its assessment of his performance with input from any consultants engaged by the compensation committee.

Compensation amounts historically have been highly individualized, resulted from arm’s length negotiations and have been based on a variety of informal factors including, in addition to the factors listed above, our financial condition and available resources, our need for that particular position to be filled and the compensation levels of our other executive officers, each as of the time of the applicable compensation decision. In addition, we informally considered the competitive market for corresponding positions within comparable geographic areas and companies of similar size and stage of development. This informal consideration was based on the general knowledge possessed by our Chief Executive Officer regarding the compensation given to some of the executive officers of other companies in our industry. As a result, our Chief Executive Officer historically has typically applied his subjective discretion to make compensation decisions and did not formally benchmark executive compensation against a particular set of comparable companies or use a formula to set the compensation for our executives in relation to survey data. Our Chief Executive Officer, in consultation with members of our board of directors made compensation decisions for our executive officers and after thorough discussion of various factors, including any informal knowledge or data he may have had, set the compensation for our Chief Financial Officer. We anticipate that our compensation committee will more formally benchmark executive compensation against a peer group of comparable companies in the future. We also anticipate that our compensation committee may make adjustments in executive compensation levels in the future as a result of this more formal benchmarking process.

Elements of Compensation

Our Chief Executive Officer, Mr. Dalton, is not paid a cash salary for his services.  His compensation package is governed by an agreement authorized by the board of directors (with Mr. Dalton abstaining) in May 2009, more particularly described below.  Because of our early stage of development, Mr. Dalton’s compensation is closely tied to the achievement of certain milestones and is equity based. This enables us to use our cash for product development and operating expenses rather than executive compensation during the period in which we begin to implement our new business plan.

Our current executive compensation program for our Chief Financial Officer, which was set by our Chief Executive Officer in consultation with our board of directors prior to the establishment of our compensation committee, consists of the following components:

•	Base salary;

•	bonuses, as awarded by the Chief Executive Officer or the board of directors,

•	periodic grants of long-term equity-based compensation, such as restricted stock or options; and

•	other executive benefits and perquisites.

We combine these elements in order to formulate compensation packages that provide competitive pay, reward the achievement of financial, operational and strategic objectives and align the interests of our executive officers and other senior personnel with those of our stockholders. Other than the management agreement with Mr. Dalton, we do not have written employment agreements with any of our executive officers.

Base Salary

The primary component of compensation of our Chief Financial Officer is base salary. The base salary is intended to reflect the officer’s responsibilities, experience, prior performance and other discretionary factors deemed relevant by our compensation committee. Base salary is also designed to provide the officer with steady cash flow during the course of the fiscal year that is not contingent on short-term variations in our corporate performance. Our compensation committee determines market level compensation for the base salary based on the executive’s experience in the industry with reference to the base salaries of similarly situated executives in other companies of similar size and stage of development. This determination is informal and based primarily on the general knowledge of the compensation committee of the compensation practices within our industry.

With these principles in mind, base salary is reviewed during the fiscal year by the compensation committee, and may be adjusted from time to time based on the results of this review. In past years, our Chief Executive Officer and/or the board of directors of RemoteMDx reviewed the performance of all executive officers, and based on this review, set the executive compensation package for each executive officer for the coming year, including base salary and bonus, as applicable. In the future, our compensation committee will take a more significant role in this annual review and decision-making process.

Bonus

Our compensation committee has authority to award annual cash bonuses to our executive officers. The annual cash bonuses are intended to offer incentive compensation by rewarding the achievement of corporate and individual performance objectives.

Long-Term Equity-Based Compensation

Our compensation committee believes that equity-based compensation is an important component of our executive compensation program and that providing a significant portion of our Chief Executive Officers’ total compensation package in equity-based compensation aligns the incentives of our executives with the interests of our stockholders and with our long-term corporate success. Additionally, our compensation committee believes that equity-based compensation awards enable us to attract, motivate, retain and adequately compensate executive talent. To that end, we have awarded equity-based compensation in the form of options to purchase shares of our common stock to our Chief Executive Officer, providing him with a significant long-term interest in our success by rewarding the creation of stockholder value over time. No stock options had been granted during the period we were owned by RemoteMDx.  Following the separation and spin-off in 2009, our board of directors made a one-time grant of stock options to our executive officers as described below.

Stock options are granted with an exercise price equal to or greater than the fair value of our stock on the applicable date of grant. After our common stock begins trading, we expect to determine fair value for purposes of stock option pricing based on the closing price of our common stock should trading commence in the common stock.

In general, stock option grants to our executive officers are determined at the discretion of the compensation committee. In addition, the compensation committee also considers the executive officer’s current position with our company, the size of his or her total compensation package and the amount of existing vested and unvested stock options, if any, then held by the executive officer. No formal benchmarking efforts are made with respect to the size of option grants made to executive officers and, in general, the determination process is very informal. The compensation committee will, subject to approval by our board of directors as deemed necessary by the compensation committee, determine the size and terms and conditions of option grants to our executive officers in accordance with the terms of any applicable plan and will approve them on an individual basis.

Grants of Plan-Based Awards

On May 12, 2009, as part of his management agreement authorized by the board of directors, we approved a grant of stock options to our Chief Executive Officer, as summarized in the table below.  No options or equity awards were made to our Chief Financial Officer during 2009.  In addition, no stock options were exercised and no stock options granted by us vested during the year ended September 30, 2009.

Name	Grant date	Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
James J. Dalton	5/21/09	-	-	-	-	-	$2,895,003	2,000,000	13,000,000	$0.25	$2,895,003
Michael G. Acton	-	-	-	-	-	-	-	-	-	-	-

Chief Executive’s Management Agreement

The table above summarizes the compensation package awarded to our Chief Executive Officer.  On May 12, 2009, the board of directors authorized and approved a two-year management contract with an effective date of October 1, 2008 through September 30, 2010.  Under the terms of the agreement, Mr. Dalton is not paid any cash compensation.  The basic terms of the agreement and his compensation thereunder are as follows:

•	Accrued but unpaid compensation from October 1, 2008, through May 12, 2009, totaling $120,000 was converted to restricted shares of our common stock at a price of $0.25 per share, or 480,000 shares.

•
The board authorized the grant of an additional 1,520,000 restricted shares of common stock to Mr. Dalton at a price of $0.25 per share, which vested immediately.  These shares are for compensation for the two year period beginning October 1, 2008.

•	The board granted options to Mr. Dalton for the purchase of 13,000,000 shares of common stock at a price of $0.25 per share, vesting according to the following schedule:

o	1,000,000 shares at such time as our common stock commences trading in the public market or upon a sale of our company, whichever first occurs;

o	2,000,000 shares at the time that our revenues are equivalent to $5,000,000 per year;

o	2,000,000 shares when annual revenues are $10,000,000;

o	2,000,000 shares when revenues reach $15,000,000 per year;

o	2,000,000 shares when revenues reach $20,000,000 per year;

o	2,000,000 shares when revenues are $25,000,000 per year; and

o	2,000,000 shares at such a time as our audited annual reports show a net profit.

Other Executive Benefits and Perquisites

We provide the following benefits to our executive officers on the same basis as other eligible employees’ health insurance:

•	vacation, personal holidays and sick days; and

•	life insurance and supplemental life insurance.

We believe these benefits are generally consistent with those offered by other companies and specifically with those companies with which we compete for employees. We also provide an automobile allowance to our executive officers and a housing allowance and the reimbursement of certain travel expenses of our named executive officers.

Section 162(m) Compliance

Section 162(m) of the Internal Revenue Code, or Code, limits us to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain executive officers in a taxable year. Compensation above $1 million may be deducted if it is “performance-based compensation” within the meaning of the Code.

Our board of directors has determined that stock options granted under Mr. Dalton’s management contract, with an exercise price at least equal to the fair value of our common stock on the date of grant should be treated as “performance-based compensation.” Our board of directors believes that we should be able to continue to manage our executive compensation program for our named executive officers so as to preserve the related federal income tax deductions, although individual exceptions may occur.

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the year ended September 30, 2009 earned by, awarded to or paid to our named executive officers.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)(1)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

James J. Dalton, (2)	2009	$0	$0	$190,000(3)	$571,540(3)	$0	$0	$6,717	$768,257
Principal Executive Officer	2008	$0	$0	$120,000	$0	$0	$0	$5,106	$125,106
Michael G. Acton,	2009	$72,309	$0	$0	$0	$0	$0	$4,944	$ 77,253
Principal Financial Officer	2008	$25,000	0	0	0	0	0	$2,784	$ 27,784

(1)
Column (i) includes long-term care insurance and other personal benefits. The amounts included in that column, representing premiums paid by us for the applicable insurance policies, include the following:

	Term Life	Health	Dental	Vision
Name	Insurance	Insurance	Insurance	Insurance

James J. Dalton	$ 151	$5,826	$599	$141

Michael G. Acton	$ 151	$3,573	$968	$253

(2)
As discussed above, we do not pay a salary to our principal executive officer.  In May 2009, we entered into a two-year management agreement which runs from October 1, 2008 through September 30, 2010.  The terms of this agreement are discussed above. All amounts except those reported in column (i) are non-cash amounts and represent stock or option grants.

(3)	These are non-cash compensation expense based on stock and option grants. The calculation of the value of these grants is based on the Black-Scholes option pricing model.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes information regarding options and other equity awards owned by the Named Executive Officers as of September 30, 2009.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($) (j)

James J. Dalton, President and Chief Executive Officer	0	13,000,000	0	$0.25	5/11/ 2014	13,000,000	$2,895,003	0	$0
Michael G. Acton, Chief Financial Officer	0	0	0	$0	0	0	$0	0	$0

No awards were made during the year ended or outstanding as of September 30, 2008.  During fiscal year 2009 we made grants of option awards to our directors and executive officers.

Options Exercised and Stock Vested

No options were exercised or vested in fiscal year ended September 30, 2009.

Indemnification of Officers and Directors

Our certificate of incorporation provides that we will indemnify our directors and officers to the fullest extent permitted by the Delaware General Corporation Law, or DGCL. We expect to obtain directors’ and officers’ liability insurance that insures such persons against the costs of defense, settlement or payment of a judgment under certain circumstances.

In addition, our certificate of incorporation provides that our directors will not be liable for monetary damages for breach of fiduciary duty.

We entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements provide the executive officers and directors with contractual rights to indemnification, expense advancement and reimbursement, to the fullest extent permitted under the DGCL.

There is no pending litigation or proceeding naming any of our directors or officers to which indemnification is being sought, and we are not aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Board of Directors

Election and Meetings

Directors hold office until the next annual meeting of the stockholders and until their successors have been elected or appointed and duly qualified.  Executive officers are elected by the board of directors and hold office until their successors are elected or appointed and duly qualified.  Vacancies on the board which are created by the retirement, resignation or removal of a director may be filled by the vote of the remaining members of the board, with such new director serving the remainder of the term or until his successor shall be elected and qualify.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 15, 2009 by:

•	each person or group who is known by us to own beneficially more than 5% of our outstanding shares of common stock;

•	each of our named executive officers;

•	each of our directors and each director nominee; and

•	all of the executive officers, directors and director nominees as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Common stock subject to options that are currently exercisable or exercisable within 60 days of December 15, 2009, are deemed to be outstanding and beneficially owned by the person holding the options. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Percentage of beneficial ownership is based on 11,142,639 shares of common stock outstanding. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Unless otherwise indicated in the table or footnotes below, the address for each beneficial owner is c/o ActiveCare, Inc., 5095 West 2100 South, West Valley City, Utah 84120.

5% Stockholders: Title of Class	Name and address of Beneficial Owner	Amount and Nature Of Shares Beneficial Ownership	Percent of Class
Common	Advance Technology Investors, LLC 154 Rock Hill Road Spring Valley, NY 10977	1,529,437	13.73%

Common	ADP Management Corporation (1) 1401 N. Hwy 89 Suite 220 Farmington, Utah 84025	2,549,162	22.88%

Common	Wilford W. Kirton 39 Hoe Street Paia, HI 96779	762,223	6.84%

Common	Schwartz Group, LLC(2) 735 Wythe Avenue Brooklyn, NY 11211	781,250	7.01%

Common	FG Elysian, LLC 2215 York Road, Suite 414 Oak Brook, IL 60523	625,000	5.61%

Executive Officers and Directors:
Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	James J. Dalton(3)	2,549,162	22.88%
Common	James G. Carter(4)	2,364	*
Common	William K. Martin(5)	595,119	5.34%
Common	Robert J. Welgos(6)	2,593	*
Common	Jack Johnson(7)	0	*
Common	Michael G. Acton(8)	227,810	2.04%
All executive officers and directors as a group (6 persons)(9)(10)		3,377,047	30.26%

*            Represents beneficial ownership of less than one percent (1%) of our outstanding common stock.

(1)
ADP Management is an entity under shared control of David Derrick, a former director of ActiveCare and Mr. Dalton, our CEO and Chairman.  Amount indicated includes 2,046,227 shares owned of record by Mr. Dalton, 473,651 shares owned of record by ADP Management, 29,025 shares owned of record by David Derrick and 259 shares owned of record by MK Financial, an entity owned and controlled by David Derrick.

(2)	Includes 156,250 shares owned of record by Shaya Schwartz.

(3)
Mr. Dalton is a member of our board of directors and our CEO.  Includes 473,651 shares of common stock owned of record by ADP Management, 29,025 shares owned by David Derrick and 259 shares owned by MK Financial, an entity owned by David Derrick.

(4)	Mr. Carter is a director.

(5)	Mr. Martin is a director. All shares indicated are held in the name of Zenith Holding, LTD, an entity controlled by Mr. Martin.

(6)	Mr. Welgos is a director.

(7)	Mr. Johnson is a director.

(8)	Mr. Acton is our Chief Financial Officer and Secretary-Treasurer.

(9)
Includes shares of our common stock issuable pursuant to the exercise of vested stock options or warrants and the shares of our common stock beneficially owned described in footnotes (3), (4), (5), (6), (7) and (8).

(10)
Assumes the exercise of all warrants exercisable within 60 days of December 15, 2009.  These tables do not name the holders of our Series A Preferred stock. The rights and preferences of the Series A Preferred stock and certain of our common stock purchase warrants (the Class A and Class B warrants) provide that the number of shares of common stock to be obtained by each of the holders of Series A Preferred stock and the Class A and Class B warrants upon conversion of the Series A Preferred stock or exercise of the warrants, as the case may be, cannot exceed the number of shares that, when combined with all other shares of our common stock and securities owned by each of such holders, would result in any one of them owning more than 4.99% of our outstanding common stock at the time of conversion or exercise; provided, however that this limitation may be revoked by the stockholder upon 61 days prior notice to us. No waiver of such provisions has been received by us as of the date of this report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Sale of Common Stock to Related Parties

In February 2006, while we were still a subsidiary of RemoteMDx, we sold 1,250,000 shares of common stock to ADP Management, an entity owned and controlled by James Dalton, and David Derrick.  At the time of this transaction ADP Management was an affiliate of our former parent corporation and Mr. Dalton and Mr. Derrick were directors of our former parent corporation.  The cash paid for these restricted shares of common stock was $400,000.  ADP Management subsequently pledged a portion of these securities to third parties as collateral for loans made to ADP Management.  It also subsequently sold certain of its shares of common stock to third parties in private resale transactions.

Payment of Consulting Fees to Related Party

Prior to our spin-off from RemoteMDx, during the year ended September 30, 2008, we paid consulting fees of $200,000 to ADP Management. The consulting services provided by ADP Management included high-level strategic planning, consulting on our national and international direction, identifying research and development firms, and identifying potential strategic partners or acquisition targets through the services of Mr. Derrick and Mr. Dalton.

Payments to Former Parent Corporation

In connection with our separation from our former parent corporation, RemoteMDx in February 2009, we paid $402,163 to RemoteMDx. The non-cash, one-time expenses include allocations of charges for labor and management that RemoteMDx provided to us in periods prior to the separation, including assistance with financial statement preparation, assistance with audit preparation and process, helping us prepare to become a publicly traded company, and similar services.

Sale of Shares of Common Stock to Related Party

During the year ended September 30, 2008, we sold 2,135,417 restricted shares of our common stock for proceeds of $2,098,333 to ADP Management.

Inter-company Loan Transactions

Under the terms of an earlier arrangement, RemoteMDx made sums available to us as loans which were repayable together with interest at an annual rate of 5%.  We also made funds available on similar terms to RemoteMDx.  As of September 30, 2008, RemoteMDx owed us $598,793 under these arrangements.  As of September 30, 2009, no further amounts were owed to us by RemoteMDx.

Indemnification Agreements

We have entered into indemnification agreements with each of our current directors and executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. We also intend to enter into indemnification agreements with our future directors and executive officers.

Registration Rights Agreement

In connection with the sale of shares of our Series A preferred stock, we entered into a registration rights agreement that required us to file with the SEC no later than December 10, 2009, a registration statement covering the resale of a minimum of 2,554,286 shares of common stock (i.e. 100% of the shares of common stock issuable upon conversion of the Series A preferred stock and exercise of the related warrants, together with all of the shares issued in connection with the acquisition of HG Partners, Inc.).  Once filed, we are required to use our best efforts to have the registration statement declared effective and to keep the registration statement continuously effective under the Securities Act until the earlier of (1) such time as all of the shares covered by this report have been disposed of pursuant to and in accordance with the registration statement or (2) the date on which all conversion shares and dividend shares may be sold without the requirement to be in compliance with Rule 144(c)(1) and otherwise without restriction or limitation pursuant to Rule 144 as determined by our legal counsel pursuant to a written opinion letter to such effect, addressed to our transfer agent. Prior to December 10, 2009, the holders of the preferred stock agreed with us that the registration statement should not be filed until such time as we had completed and filed this report on Form 10-K and our shares have commenced trading on the over-the-counter market.  We expect to file the registration statement promptly after these conditions have been met.

Procedures for Related Party Transactions

Under our code of business conduct and ethics adopted in June 2009, our employees, officers and directors are discouraged from entering into any transaction that may cause a conflict of interest for us. In addition, they must report any potential conflict of interest, including related party transactions, to their managers or our corporate counsel who then reviews and summarizes the proposed transaction for our audit committee. Pursuant to its charter, our audit committee is required to then approve any related-party transactions, including those transactions involving our directors. In approving or rejecting such proposed transactions, the audit committee will be required to consider the relevant facts and circumstances available and deemed relevant to the audit committee, including the material terms of the transactions, risks, benefits, costs, availability of other comparable services or products and, if applicable, the impact on a director’s independence. Our audit committee will approve only those transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our audit committee determines in the good faith exercise of its discretion. A copy of our code of business conduct and ethics and audit committee charter are available on our corporate website at www.activecare.com.

Item 14.    Principal Accounting Fees and Services

Audit Fees

Audit services consist of the audit of our annual consolidated financial statements, and other services related to filings and registration statements filed by us and other pertinent matters.  Audit fees paid to Hansen Barnett & Maxwell, P.C. for fiscal years 2009 and 2008 totaled approximately $87,000 and $19,000, respectively.

Tax Fees, Audit Related Fees, and All Other Fees

Hansen Barnett & Maxwell, P.C. has not provided to us any consulting services (including tax consulting and compliance services or any financial information systems design and implementation services in fiscal years 2009 and 2008.

The Audit Committee of the board of directors considered and authorized all services provided by and fees paid to Hansen Barnett & Maxwell, P.C..

Auditor Independence

Our Audit Committee considered that the work done for us in fiscal 2009 by Hansen Barnett & Maxwell, P.C. was compatible with maintaining Hansen Barnett & Maxwell, P.C.'s independence.

Report of the Audit Committee

The Audit Committee oversees the Company's financial reporting process on behalf of the board of directors. Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal controls. The directors who serve on the Audit Committee are all independent for purposes of applicable SEC Rules. The Audit Committee operates under a written charter that has been adopted by the board of directors.

We have reviewed and discussed with management the Company's audited financial statements as of and for the year ended September 30, 2009.

We have discussed with the independent registered public accountant of the Company, Hansen Barnett & Maxwell, P.C., the matters that are required to be discussed by Statement on Auditing Standards No. 114, The Auditors Communication with Those Charged with Governance, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants, which includes a review of the findings of the independent registered public accountant during its examination of the Company's financial statements.

We have received and reviewed written disclosures and the letter from Hansen Barnett & Maxwell, P.C., which is required by Independence Standard No. 1, Independence Discussions with Audit Committees, as amended, by the Independence Standards Board, and we have discussed with Hansen Barnett & Maxell, P.C. their independence under such standards. We have concluded that the independent registered public accountant is independent from the Company and its management.

Based on our review and discussions referred to above, we have recommended to the board of directors that the audited financial statements of the Company be included in the Company's Annual Report on Form 10-K for the year ended September 30, 2009, for filing with the Securities and Exchange Commission.

Respectfully submitted by the members of the Audit Committee:

Robert J. Welgos, Chair William K. Martin

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form:

1. Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Earnings
Consolidated Statements of Stockholders' Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements

2.  Financial Statement Schedules.    [Included in the Consolidated Financial Statements or Notes thereto.]

3. Exhibits. The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit No.	Title of Document

2	Agreement for the Acquisition of HG Partners, Inc. dated September 10, 2009. (previously filed as exhibit to Current Report on Form 8-K filed September 11, 2009)

3(i)
Designation of Rights and Preferences of the Series A Convertible Preferred Stock of ActiveCare, Inc. filed September 10, 2009 (previously filed as exhibit to Current Report on Form 8-K filed September 11, 2009)

(3)(i)	Articles of Incorporation of Registrant (previously filed as an exhibit to the Company’s Registration Statement on Form S-1.)

(3)(ii)	Articles of Amendment to Articles of Incorporation of Registrant (previously filed as an exhibit to the Company’s Registration Statement on Form S-1).

(3)(iii)	Bylaws of Registrant (previously filed as an exhibit to the Company’s Registration Statement on Form S-1).

3(iv)	Articles of Amendment to Articles of Incorporation changing name to ActiveCare, Inc.*

(3)(v)	Certificate of Incorporation (Delaware) July 15, 2009 *

(3)(vi)	By-Laws reflecting change of the corporate name *

(4)	Specimen of common stock certificate (previously filed as an exhibit to the Company’s Registration Statement on Form S-1).

4(i)	Class A Warrant to Purchase Common Stock of ActiveCare, Inc. (previously filed as exhibit to Current Report on Form 8-K filed September 11, 2009)

4(ii)	Class B Warrant to Purchase Common Stock of ActiveCare, Inc. (previously filed as exhibit to Current Report on Form 8-K filed September 11, 2009)

010(i)	Series A Convertible Preferred Stock Purchase Agreement dated September 10, 2009 (previously filed as exhibit to Current Report on Form 8-K filed September 11, 2009)

(10)(i)	Lease Agreement between RJF Company Ltd., and the Company, dated as of August 1, 2005 (previously filed as an exhibit to the Company’s Registration Statement on Form S-1).

(10)(ii)	Loan Agreement between the Company and RemoteMDx (previously filed as in exhibit to the Company’s Registration Statement on Form S-1).

(10)(iii)	Promissory Note dated as of October 1, 2008 (previously filed as an exhibit to the Company’s Registration Statement on Form S-1).

(10)(iv)
Professional Services Contract between the Company and VPI Engineering, dated as of September 27, 2007, together with addenda (previously filed as an exhibit to the Company’s Registration Statement on Form S-1).

(10)(v)	Securities Purchase Agreement between the Company and ADP Management, dated as of November 15, 2007 (previously filed as an exhibit to the Company’s Registration Statement on Form S-1).

(10)(vi)	License Agreement between the Company and RemoteMDx, Inc. (previously filed as exhibit to the Company’s Report on Form 10-Q for the period ended June 30, 2009)

(10)(vii)	License Agreement between the Company and Futuristic Medical Devices LLC (previously filed as exhibit to the Company’s Report on Form 10-Q for the period ended June 30, 2009)

(10)(viii)	License Agreement between the Company and euromicron AG (previously filed as exhibit to the Company’s Report on Form 10-Q for the period ended June 30, 2009)

(10)(ix)	Statement of Work between Company and Quectel Wireless Solutions, Ltd., dated December 1, 2009*

(11)	Computation of Statement of Earnings (included in financial statements filed herewith)*

(31)(i)	Certifications of Chief Executive (Principal) Executive Officer under Rule 13a-14(a)/15d-14(a)*

(31)(ii)	Certifications of Chief Financial (Principal Financial and Accounting) Officer under Rule 13a-14(a)/15d-14(a)*

(32)	Section 1350 Certifications*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ActiveCare, Inc.

By:	/s/ James J. Dalton
James J. Dalton, Chief Executive Officer
(Principal Executive Officer)

Date: December 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Dalton	Director, Chairman, and
James J. Dalton	Chief Executive Officer	December 24, 2009
(Principal Executive Officer)

/s/ James G. Carter
James G. Carter	Director	December 24, 2009

/s/ Robert J. Welgos
Robert J. Welgos	Director	December 24, 2009

/s/ William K. Martin
William K. Martin	Director	December 24, 2009

/s/ Jack J. Johnson
Jack J. Johnson	Director	December 24, 2009

/s/ Michael G. Acton	Chief Financial Officer	December 24, 2009
Michael G. Acton	(principal financial officer)
(principal accounting officer)

ActiveCare, Inc.
(Formerly Volu-Sol Reagents Corporation)
Financial Statements
September 30, 2009 and 2008

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com	A Member of the Forum of Firms

REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM

To the Directors and the Stockholders
ActiveCare, Inc. (Formerly Volu-Sol Reagents Corporation)

We have audited the accompanying balance sheets as of September 30, 2009 and 2008 and the related statements of operations, stockholders' equity and cash flows of ActiveCare, Inc., (the Company), for the years ended September 30, 2009 and 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ActiveCare, Inc. as of September 30, 2009 and 2008 and the results of their operations and cash flows for the years ended September 30, 2009 and 2008 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring operating losses and has an accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans regarding those matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
December 24, 2009

ActiveCare, Inc.
(Formerly Volu-Sol Reagents Corporation)
Balance Sheets
September 30, 2009 and 2008

	2009	2008
Assets

Current assets:
Cash	$830,931	$474,146
Accounts receivable, net of allowance for doubtful accounts of $3,000 and $2,500, respectively	63,469	91,667
Inventories, net of reserve of $ 34,517 and $39,141, respectively	48,965	51,183
Prepaid expenses and other assets	12,431	7,250
Total current assets	955,796	624,246

Property and equipment, net of accumulated depreciation of $408,652 and $396,787, respectively (note 2)	71,967	52,375
Deposit on inventory purchases	65,000	-
Related party note receivable (note 4)	-	598,793
License agreement, net of amortization of $14,019 and $0, respectively	285,981	-
Intangible asset – access to financing, net of amortization of $40,880 and $0, respectively	694,960	-
Total assets	$2,073,704	$1,275,414

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$248,552	$72,158
Accrued expenses	154,544	145,293
Accrued payable on license agreement	300,000	-
Series A convertible preferred stock, net of discount of $615,829 and $0, respectively (aggregate liquidation preference of $1,000,000)	384,171	-
Total current liabilities	1,087,267	217,451
Total liabilities	1,087,267	217,451

Stockholders’ equity:
Preferred stock; .00001 par value, 10,000,000 shares authorized; 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, .00001 par value, 50,000,000 shares authorized; 11,822,639 and 8,982,639 shares issued and outstanding, respectively	118	90
Additional paid in capital	6,043,470	3,698,661
Accumulated deficit	(5,057,151)	(2,640,788)
Total stockholders’ equity	986,437	1,057,963
Total liabilities and stockholders’ equity	$2,073,704	$1,275,414

See accompanying notes to financial statements.

ActiveCare, Inc.
(Formerly Volu-Sol Reagents Corporation)
Statements of Operations
For the Years Ended September 30, 2009 and 2008

	2009	2008

Sales, net	$451,750	$608,024
Cost of goods sold	396,183	466,385

Gross profit	55,567	141,639

Operating expenses:
Research and development	375,293	631,504
Selling, general and administrative	2,032,284	1,804,189

Loss from operations	(2,352,010)	(2,294,054)

Other income (expense):
Interest income	470	15,323
Gain on forgiveness of payable	35,607	-
Interest expense – non cash	(100,430)	-

Net loss applicable to common shareholders	$(2,416,363)	$(2,278,731)

Net loss per common share – basic and diluted	$(0.24)	$(0.27)

Weighted average shares – basic and diluted	9,858,000	8,382,000

See accompanying notes to financial statements.

ActiveCare, Inc.
(Formerly Volu-Sol Reagents Corporation)
Statements of Stockholders’ Equity
For the Years Ended September 30, 2008 and 2009

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at September 30, 2007	5,854,167	$59	$1,150,359	$(362,057)	$788,361

Issuance of common stock for:
Cash	2,690,972	27	2,198,306	-	2,198,333
Services	437,500	4	349,996	-	350,000

Net loss	-	-	-	(2,278,731)	(2,278,731)

Balance at September 30, 2008	8,982,639	90	3,698,661	(2,640,788)	1,057,963

Issuance of common stock for:
Cash	160,000	2	199,998	-	200,000
Services	2,000,000	20	119,980	-	120,000
Related party note cancellation	(160,000)	(2)	(199,998)	-	(200,000)
Purchase of intangible	840,000	8	735,832	-	735,840
Amortization of warrants issued for services	-	-	855,201	-	855,201
Related party note cancellation	-	-	(79,022)	-	(79,022)
Record beneficial conversion feature of preferred stock	-	-	712,818	-	712,818

Net loss	-	-	-	(2,416,363)	(2,416,363)

Balance at September 30, 2009	11,822,639	$118	$6,043,470	$(5,057,151)	$986,437

See accompanying notes to financial statements.

ActiveCare, Inc.
(Formerly Volu-Sol Reagents Corporation)
Statements of Cash Flows
For the Years Ended September 30, 2009 and 2008

	2009		2008

Cash flows from operating activities:
Net loss	$	(2,416,363)	$(2,278,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		66,765	10,053
Changes in operating assets and liabilities:
Amortization of deferred consulting and financing costs		190,000	350,000
Related party services		-	492,070
Warrants issued for services		665,201	-
Amortization of debt discount recorded as interest exp.		96,989	-
Accounts receivable		28,198	11,052
Inventories		2,218	176
Prepaid expenses and other assets		(70,181)	20,023
Accounts payable		186,368	39,195
Accrued liabilities		129,251	109,070
Net cash used in operating activities		(1,121,554)	(1,247,092)

Cash flows from investing activities:
Purchase of property and equipment		(24,941)	(11,852)
Net cash used in investing activities		(24,941)	(11,852)

Cash flows from financing activities:
Proceeds from related-party note		303,280	669,352
Payments on related-party note		-	(1,887,000)
Proceeds from the sale of common stock		200,000	2,198,334
Issuance of Series A preferred for cash		1,000,000	-
Net cash provided by financing activities		1,503,280	980,686

Net increase (decrease) in cash		356,785	(278,258)
Cash, beginning of year		474,146	752,404

Cash, end of year		$830,931	$474,146

Supplemental Cash Flow Information:
Cash paid for interest and taxes:
Cash paid for income taxes		-	-
Cash paid for interest		-	-

See accompanying notes to financial statements.

Supplemental Disclosure of non-cash Investing and Financing Activities

	2009	2008

Non-cash Investing and Financing Activities
Acquisition of HG Partners, Inc	$735,840	-
Accrued liability incurred for patent purchase	300,000	-
Accruals reduced by share issuance	120,000	-
Reduction in related party receivable for fixed assets and cancelation of common stock	285,538	-
Total	1,441,378	-

ActiveCare, Inc.
(Formerly Volu-Sol Reagents Corporation)
Notes to Financial Statements
September 30, 2009 and 2008

1.             Organization and Nature of Operations

ActiveCare, Inc. (formerly Volu-Sol Reagents Corporation) (the "Company" or "ActiveCare") was formed March 5, 1998 as a wholly owned subsidiary of RemoteMDx, Inc. [OTCBB:RMDx], a Utah Corporation ("RemoteMDx").  During the twelve months ended September 30, 2008, the ownership interest of RemoteMDx in ActiveCare was reduced through (a) the sale of shares of their common stock by the Company to investors in private transactions and (b) the sale and transfer of shares of their common stock by RemoteMDx in private transactions.  RemoteMDx completed its divestiture of ActiveCare in February 2009, through the distribution of approximately 1,421,667 shares of their common stock to the shareholders of RemoteMDx.  Each shareholder of RemoteMDx received one share of ActiveCare common stock for every 117 shares of RemoteMDx common stock owned of record on January 30, 2009. The distribution date was February 27, 2009.  Following the distribution of their shares RemoteMDx retained no ownership interest in ActiveCare.  Effective July 15, 2009, the Company changed its name to ActiveCare, Inc., and its state of incorporation to Delaware.

The Company sells medical diagnostic substances and equipment to laboratories throughout the United States.  Subsequent to year end the Company began selling ActiveOne™, a mobile emergency and concierge device throughout the United States.

Going Concern
The Company incurred a net loss and has negative cash flows from operating activities for the years ended September 30, 2009 and 2008.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During fiscal years ended September 30, 2009 and 2008, the Company had sales to entities which represented more than 10% of its revenues.  Thermo Fisher Scientific, Inc. accounted for approximately 17% ($76,947) and  Richard Allan Scientific 13% ($58,227) for the year ended September 30, 2009.  Thermo Fischer Scientific, Inc. 31% ($141,664) and Cardinal Health Medical 15% ($69,769) of sales for the year ended September 30, 2008.  No other customer accounted for more than 10% of the Company’s revenues for years ended September 30, 2009 and 2008.

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

Inventories
Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out ("FIFO") method. Inventories consisted of raw materials, work-in-process, and finished goods. Inventories as of September 30, 2009 and 2008 were as follows:

	2009	2008

Raw materials	$38,851	$39,829
Work in process	5,422	6,604
Finished goods	39,209	43,891
Reserve for inventory obsolescence	(34,517)	(39,141)
Total inventory	$48,965	$51,183

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

Property and equipment consisted of the following as of September 30:

	2009	2008
Equipment	$171,577	$153,718
Software	15,498	6,580
Leasehold improvements	269,448	268,366
Furniture and fixtures	24,096	20,498
	480,619	449,162
Accumulated depreciation	(408,652)	(396,787)
Property and equipment, net of accumulated depreciation	$71,967	$52,375

Depreciation expense for the years ended September 30, 2009 and 2008 was $11,865 and $10,053, respectively.

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

Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.  Neither the sale of diagnostic equipment nor the sale of medical diagnostic stains contain multiple deliverables.

Customers order either of the Company’s product lines by purchase order.  The Company does not enter into long-term contracts.  Its diagnostic equipment sales were $5,232 and $6,000 for the years ended September 30, 2009 and 2008, respectively, and its medical diagnostic stain sales were $446,518 and $602,024 for the years ended September 30, 2009 and 2008, respectively.  All of the Company’s sales are made with net 30-day payment terms.

In connection with Generally Accepted Accounting Principles related to the recognition of revenue at the time of sale, the Company notes the following:

•	The Company’s price to the buyer is fixed or determinable at the date of sale.
•	The buyer has paid the Company, or the buyer is obligated to pay the Company within 30 days, and the obligation is not contingent on resale of the product.
•	The buyer's obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product.
•	The buyer acquiring the product for resale has economic substance apart from that provided by the Company.
•	The Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer.
•	The amount of future returns can be reasonably estimated and they are negligible.

Customers may return diagnostic equipment within 30 days of the purchase date.  Customers may return the medical diagnostic stains within 30 days of the purchase date provided that the stain’s remaining life is at least 8 months.  Customers must obtain prior authorization for a product return.   For the year ended September 30, 2009, the Company experienced $2,985 of sales returns.

The Company’s products have not been modified significantly for several years.  There is significant history on which to base the Company’s estimates of sales returns.  These sales returns have been negligible.

The Company has 70 types of products based on the number of individual SKUs in its inventory.  Most of these 70 SKUs are for medical diagnostic stain inventory.  For example, certain medical diagnostic stains are packaged in different sizes, and each packaged size (i.e. 16 oz., 32 oz., 48 oz.) has a unique SKU in inventory.   Under Generally Accepted Accounting Principles an enterprise should report revenues from external customers for each product and service or each group of similar products and services unless it is impractical to do so.  The vast majority of the Company’s sales are of medical diagnostic stains, with a minimal portion of sales being diagnostic equipment.   Because diagnostic equipment sales are not material to the financial statements, the Company discloses sales as one line item.

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

Research and Development Costs
All expenditures for research and development are charged to expense as incurred. These expenditures in both 2009 and 2008 were for the development of a medical home monitoring device and associated services. For the years ended September 30, 2009 and 2008, research and development expenses were $375,293 and $631,504, respectively.

Advertising Costs
The Company expenses advertising costs as incurred.  Advertising expenses for the years ended September 30, 2009 and 2008 were approximately $45,286 and $881, respectively.  Virtually all of this advertising expense relates to the Company’s ActiveOne™ product.

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

Common share equivalents consist of shares issuable upon the exercise of common stock warrants, and shares issuable upon conversion of preferred stock.  As of September 30, 2009 and 2008, there were 15,214,284 and 0 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued guidance which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  It is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB extended the effective date to fiscal years beginning after November 15, 2008.  The Company does not expect the adoption of this guidance to have a material impact on our financial statements.

In February 2007, the FASB issued guidance which permits companies to choose to measure many financial instruments and certain other items at fair value.  It is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of this guidance to have a material impact on our financial statements.

In December 2007, the FASB issued guidance which requires an acquirer of a business to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  It clarifies that a non-controlling interest in a subsidiary should be reported as equity in the financial statements, net income shall be adjusted to include the net income attributed to the non-controlling interest and comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest.  The calculation of earnings per share will continue to be based on income amounts attributable to the parent.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The Company has not yet determined the effect on our financial statements, if any, that will occur upon adoption of this guidance.

In September 2008, the FASB provided guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. This guidance is effective for the first reporting period beginning after December 15, 2008. The Company has not yet determined the effect on its financial statements, if any, that will occur upon adoption of this guidance.

In October 2008, the FASB issued guidance which clarifies the application of fair value accounting in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. This guidance was effective upon issuance, including prior periods for which financial statements had not been issued. The effect of adopting this guidance did not have a material effect on the Company’s financial statements.

In November 2008, the FASB provided guidance which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This guidance is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company has not yet determined the effect on its financial statements, if any, that will occur upon adoption of this guidance.

In June 2008, the FASB provided guidance which assists in determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. This amendment is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. A contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. This amendment provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the this exception. This standard is expected to trigger liability accounting on the Company’s Class A and B warrants, which have an exercise price that adjusts downward if the Company issues shares of common stock less than the warrant’s exercise price then in effect.  The Company is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

3.            Patent License Agreement

During the year ended September 30, 2009, the Company licensed the use of certain patents from Futuristic Medical Devices, LLC.  This license agreement will aid the Company as it furthers its business plan.  The Company is required to pay $300,000 plus a 5% royalty on the net sales of all licensed products and it has the right to purchase the underlying patents for 4,000,000 shares of common stock. The Company has capitalized the patents and is amortizing them over the remaining estimated useful life of 9 years.  The Company has recognized $14,019 and $0 of amortization expense for the years ended September 30, 2009 and 2008, respectively.  The company has not paid the $300,000 as of September 30, 2009.

4.             Related-Party Note Receivable

In October 2004, the Company entered into a Loan Agreement with RemoteMDx.  Under the terms of the Loan Agreement, the Company made sums available to RemoteMDx under a note which was repayable, together with interest at an annual rate of 5%.  As of September 30, 2009 and 2008, RemoteMDx owed the Company $0 and $598,793, respectively. During the year ended September 30, 2009, the Company settled the debt with RemoteMDx by receiving furniture and equipment valued at $6,516, and 160,000 shares of stock in the Company that was owned by RemoteMDx valued at $279,022.  As of September 30, 2009, there are no amounts owed under this receivable.

5.             Series A Convertible Preferred Stock

Concurrent with the closing of the acquisition of HG on September 4, 2009 (see Note 12), the Company issued 571,428 shares of Series A Convertible Preferred Stock (Series A) for $1.75 per share, or a total of $1,000,000.  The purchasers received one Class A warrant and one Class B warrant for each share of Series A purchased.  The Series A par value is $.00001 per share and the stated value is $1.75 per share.

The Series A is mandatorily redeemable at 125% of the stated value plus any accrued but unpaid dividends and liquidated damages at the earlier of September 4, 2010 or at the option of the holder upon the Company’s failure to keep certain obligations under the stock purchase agreement.

At any time, or from time to time, the Company may redeem all or a portion of the Series A outstanding upon twenty business days prior written notice at a price per share of preferred stock equal to 120% of the stated value plus any accrued but unpaid dividends and liquidated damages.

The Series A is convertible at any time at the holder’s option at $1.75 per share.  The conversion rate is adjusted for stock splits, combinations, dividends and distributions, reclassifications, exchanges, substitutions, reorganizations, mergers, consolidations or sales of assets. The conversion rate is also adjusted when the Company issues or sells any additional shares of common stock or equivalents, at a price per share less than the conversion rate then in effect.

Cumulative dividends of 8% of the stated value per share per annum accrue daily and are payable quarterly commencing on December 31, 2009.  Dividends are payable at the Company’s option in cash or, in certain circumstances, in registered shares of the Company’s common stock.

If the Company elects to pay any dividend in shares of common stock, the number of shares of common stock to be issued shall be an amount equal to the greater of (x) the quotient of (i) the dividend payment divided by (ii) $1.00 (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction) or (y) the quotient of (i) the dividend payment divided by (ii) ninety percent (90%) of the average of the Volume Weighted Average Price (VWAP, and as further defined in the certificate of designation) for the five trading days immediately preceding the date the dividend payment is due; provided, however, in the event that ninety percent (90%) of the average of the VWAP for the five trading days immediately preceding the date the dividend payment is due shall be less than $1.00 (as adjusted for appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction), at the option of at least 75% of the holders of the preferred stock, the dividend payment shall be payable only in cash.

Series A shareholders are entitled to the number of votes equal to the number of shares of common stock into which the Series A could be converted.

In the event of the liquidation, dissolution or winding up of the affairs of the Company, the Series A shareholders shall be entitled to receive a liquidation preference amount equal to the stated value per share plus any accrued and unpaid dividends.

6.            Preferred Stock

The Company is authorized to issue 10,000,000 shares of undesignated preferred stock, with a par value of $0.00001per share.  Pursuant to the Company's Articles of Incorporation, the Company's board of directors has the authority to amend the Company's Articles of Incorporation, without further shareholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock and to create one or more series of preferred stock and fix the number of shares of each such series and determine the preferences, limitations and relative rights of each series of preferred stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, and liquidation preferences.   On September 10, 2009 the Company designated a Series A Convertible Preferred Stock.  See Note 5 for details.

7.            Common Stock

Authorized Shares
The Company is authorized to issue up to 50,000,000 shares of common stock.

Effective June 30, 2009 the Company established a par value for its common stock of $0.00001 per share.  These financial statements have been retro actively adjusted for the effects of the par value.

As of September 30, 2007, the Company had 5,854,167 shares of common stock outstanding.  During the year ended September 30, 2008, the Company issued 2,690,972 shares for $2,198,333 in cash. Of these amounts, 2,135,417 shares (and $2,098,333) were issued to a director of RemoteMDx, the Company’s former parent company, and to ADP Management.  The remaining 555,555 shares were sold to unrelated third parties.  The company also issued 437,500 shares for services rendered for a value of $350,000, or $0.80 per share.    The shares issued for services were valued at $0.80 per share based on stock purchases between the Company and third parties.  As of September 30, 2008, the Company had 8,982,639 shares of common stock outstanding.

During the year ended September 30, 2009, in a transaction related to the sale of the Series A preferred stock, the Company issued 840,000 shares valued at $735,840 for all of the issued and outstanding shares of a Nevada corporation, HG Partners, Inc., formerly Solutions Mechanical, Inc.

During the year ended September 30, 2009, the Company issued 2,000,000 shares of common stock valued at $500,000 to its Chief Executive Officer and Chairman of the Board of Directors for past and future services.

During the year ended September 30, 2009, the Company sold 160,000 shares of its common stock to its former parent company, RemoteMDx.  Subsequently, as part of a settlement of the related-party receivable with RemoteMDx, the Company received back the 160,000 shares of previously issued common stock. These shares were retired. This settlement reduced the number of shares outstanding at year’s end. As of September 30, 2009, the Company has 11,822,639 shares of common stock outstanding.

8.             Warrants

During the year ended September 30, 2009, the Company issued warrants to the board of directors of the Company for the purchase of an aggregate of 13,500,000 shares of common stock at prices ranging from $0.25 to $1.25 per share.  All of these warrants are subject to the following vesting schedule.

Number of Warrants	Vesting Criteria
1,060,000	When the Company’s stock is trading or sold
2,060,000	$5,000,000 in annualized revenue
2,060,000	$10,000,000 in annualized revenue
2,080,000	$15,000,000 in annualized revenue
2,080,000	$20,000,000 in annualized revenue
2,080,000	$25,000,000 in annualized revenue
2,080,000	When the Company achieves profitability

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

On September 4, 2009, the Company issued 571,428 shares of Series A Convertible Preferred Stock (Series A) for $1.75 per share, or a total of $1,000,000.  The purchasers received one Class A warrant and one Class B warrant for each share of Series A purchased.  The Class A and B warrants have identical terms, other than the exercise price.  The exercise price of the Class A warrants is $1.75, and the exercise price of the Class B warrants is $2.25.  The warrants are immediately exercisable into shares of the Company’s common stock through September 4, 2014.

The warrants have a cashless exercise feature commencing upon the earlier of 6 months following September 4, 2009 and the date the shares of common stock subject to the warrants become eligible for resale pursuant to Rule 144 under the Securities Act, if (i) the per share market value of one share of common stock is greater than the warrants’ exercise price and (ii) a registration statement under the Securities Act providing for the resale of the shares of common stock subject to the warrants is not then in effect or not effective at any time.

The warrants’ exercise price will be adjusted downward if the Company issues any additional shares of common stock (excluding certain issuances), at a price per share less than the warrants’ exercise price then in effect or without consideration (in which case such additional shares of common stock shall be deemed to have been issued at a price per share of $.00001).  If this occurs, then the warrants’ exercise price upon each such issuance shall be adjusted to the price equal to the consideration per share paid for such additional shares of common stock, and the number of shares of common stock for which the warrants are exercisable shall be increased such that the aggregate warrant exercise price payable hereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment.

A summary of the activity of the warrants as of September 30, 2009 is presented below:

Performance Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2008	-	-
Granted	14,642,856	$0.42
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2009	14,642,856	$0.42	4.64 years	-

Exercisable at September 30, 2009	-	-		-

The total expense associated with these warrants is $3,452,921, of which $665,201 is being recognized as non-cash consulting expense during the year ended September 30, 2009.  The balance of $2,787,720 will be expensed in future periods.

9.            Income Taxes

The Company recognizes deferred income tax assets or liabilities for the expected future tax consequences of events that have been recognized in the financial statements or income tax returns. Deferred income tax assets or liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply when the differences are expected to be settled or realized.  Deferred income tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.  Interest and penalties related to income tax liabilities, when incurred, are classified in interest expense and income tax provision, respectively.

For the years ended September 30, 2009 and 2008, the Company incurred net losses of approximately $2,294,000 and $2,280,000, respectively, for income tax purposes.  The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.  The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization.  Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

At September 30, 2009, the Company had net carryforwards available to offset future taxable income of approximately $4,574,000 which will begin to expire in 2018.  The utilization of the net loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.  The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carryforwards.  For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place.  The Company will perform an analysis to determine whether any such limitations have occurred as the net operating losses are utilized.

Deferred income taxes are determined based on the estimated future effects of differences between the financial statement and income tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws and the tax rates expected to be in place.

The deferred income tax assets (liabilities) were comprised of the following at September 30:

	2009	2008
Net operating loss carryforwards	$775,000	$432,000
Depreciation and reserves	4,000	2,000
Valuation allowance	(779,000)	(434,000)
Total	$-	$-

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company’s benefit for income taxes for the years ended September 30, 2009 and 2008 are as follows:

	2009	2008
Federal income tax benefit at statutory rate	$308,000	$292,000
State income tax benefit, net of federal income tax effect	46,000	75,000
Non-deductible expenses	(9,000)	(24,000)
Change in valuation allowance	(345,000)	(343,000)
Benefit for income taxes	$-	$-

During the years ended September 30, 2009 and 2008, the Company recognized no interest and penalties, and there were no changes in unrecognized tax benefits from tax positions taken or from lapsed statutes of limitations.  There were no settlements with taxing authorities.  At September 30, 2009, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate, and there are no positions that are anticipated to significantly increase or decrease by September 30, 2010.  The Company had no tax examinations begin, end, or remain in process as of and for the years ended September 30, 2009 and 2008.  Tax years subsequent to September 30, 2005 remain subject to examination.

10.         Commitments and Contingencies

The Company leases a facility under a non-cancelable operating lease that expires in November 2010.  Future minimum rental payments under the non-cancelable operating lease as of September 30, 2009 are approximately as follows:

Lease Obligations
Year Ending September 30:
2010	$87,006
2011	32,146
2012	20,633
2013	17,600
Total	$157,385

Rent expense related to this non-cancelable operating lease was approximately $74,000 and $73,000 for the years ended September 30, 2009 and 2008, respectively.

11.          Acquisition

On September 4, 2009, the Company completed the acquisition of HG Partners, Inc. (HG) by acquiring 100% of HG’s common stock.  Consideration consisted of 840,000 shares of the Company’s common stock valued at $735,840.  The Company acquired HG to gain access to future financing sources, including HG’s shareholders.

No assets and liabilities were acquired from HG, and no operations were acquired.  The purchase price of $735,840 was allocated to an intangible asset (access to financing sources).  Management estimates another financing to occur in approximately 18 months.  The Company has capitalized the intangible asset and is amortizing it on a straight-line basis over the remaining useful life of 18 months.  The Company has recognized $40,880 and $0 of amortization expense for the years ended September 30, 2009 and 2008, respectively.

12.           Subsequent Events

The Company has evaluated for subsequent events through December 24, 2009, the date of the audit report. There are no material events that warrant further disclosure.