Form 10-Q
period 2009-12-31
ACTIVECARE, INC.
filed 2010-02-16
CIK 1429896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2009

or

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

Volu-Sol Reagents Corporation
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes  ☐   No  ☒

As of February 10, 2010, the registrant had 11,822,639 shares of common stock outstanding.

ActiveCare, Inc.
(Formerly Volu-Sol Reagents Corporation)

 PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.
ActiveCare, Inc
(Formerly Volu-Sol Reagents Corporation)
Condensed Consolidated Balance Sheets
(unaudited)

	December 31, 2009	September 30, 2009
Assets
Current assets:
Cash	$243,828	$830,931
Accounts receivable, net of allowance for
doubtful accounts of $2,500 and $3,000, respectively	82,254	63,469
Inventories, net of reserve of $42,320 and $34,517, respectively	39,712	48,965
Prepaid expenses and other assets	8,431	12,431
Total current assets	374,225	955,796

Property and equipment, net of accumulated
depreciation of $413,579 and $408,652, respectively	85,062	71,967
Deposit on inventory purchases	20,000	65,000
Domain Name, net of amortization of $179 and $0 Respectively	14,121	-
Leased Equipment, net of amortization of $5,937 and $0, respectively	65,303	-
License agreement, net of amortization of $22,431 and $14,019, respectively	277,569	285,981
Intangible asset – access to financing, net of amortization of $163,520 and $40,880, respectively	572,320	694,960
Total assets	$1,408,600	$2,073,704
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$253,871	$248,552
Derivative liability	949,529	-
Accrued expenses	217,075	154,544
Related party note payable	75,000	-
Accrued payable on license agreement	300,000	300,000
Series A convertible preferred stock, net of discount of $517,471and $615,829, respectively (aggregate liquidation preference of $1,000,000)	482,529	384,171
Total current liabilities	2,278,004	1,087,267
Total liabilities	2,278,004	1,087,267
Stockholders’ equity (deficit):
Preferred stock; .00001 par value, 10,000,000 shares authorized; 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, .00001 par value, 50,000,000 shares authorized; 11,822,639 and 11,822,639 shares issued and outstanding, respectively	118	118
Additional paid in capital	5,791,321	6,043,470
Accumulated deficit	(6,660,843)	(5,057,151)
Total stockholders’ equity (deficit)	(869,404)	986,437
Total liabilities and stockholders’ equity (deficit)	$1,408,600	$2,073,704

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
(Formerly Volu-Sol Reagents Corporation)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended December 31,
	2009	2008

Revenues:
Care services	$4,434	$-
Reagents	108,421	104,307
Total revenues	112,855	104,307

Cost of revenue:
Care services	60,621	-
Reagents	97,038	103,071
Total cost of revenues	157,659	103,071
Gross margin	(44,804)	1,236

Operating expenses:
Research and development	164,330	105,938
Selling, general and administrative	1,030,332	249,005

Loss from operations	(1,239,466)	(353,707)

Other income (expense):
Gain on derivative liability	360,064	-
Interest income	-	7,623
Interest expense	(382,731)	-
Other income (expenses)	57	(825)

Net loss	$(1,262,076)	$(346,909)

Net loss per common share – basic and diluted	$(0.11)	$(0.04)

Weighted average shares – basic and diluted	11,822,639	8,983,000

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
(Formerly Volu-Sol Reagents Corporation)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,262,076)	$(346,909)
Adjustments to reconcile net loss to net cash used
In operating activities:
Depreciation and amortization	142,115	2,835
Amortization of deferred consulting	47,500	-
Warrants issued for services	413,170	-
Amortization of debt discount recorded as interest expense	353,517
Gain on derivative liability	(360,064)	-
Changes in operating assets and liabilities:
Accounts receivable	(18,785)	6,971
Interest receivable	-	(7,152)
Inventories	9,253	(4,714)
Prepaid expenses and other assets	49,000	(39)
Accounts payable	5,317	88,620
Accrued liabilities	62,532	42,236
Net cash used in operating activities	(558,521)	(218,152)

Cash flows from investing activities:
Payments for property and equipment	(18,021)	(4,436)
Disposal of leased equipment	239	-
Purchase of intangibles	(14,300)	-
Purchase of leased equipment	(71,500)	-
Net cash used in investing activities	(103,582)	(4,436)

Cash flows from financing activities:
Proceeds from related-party note	75,000	79,001
Net cash provided by financing activities	75,000	79,001

Net decrease in cash	(587,103)	(143,587)
Cash, beginning of period	830,931	474,146

Cash, end of period	$243,828	$330,559

Supplemental Cash Flow Information:

Cash paid for income taxes	-	-
Cash paid for interest	-	-

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation

The unaudited interim consolidated financial information of ActiveCare, Inc. (the “Company” or “ActiveCare”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2009, and results of its operations for the three months ended December 31, 2009 and 2008.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.  The results of operations for the three months ended December 31, 2009 may not be indicative of the results for the fiscal year ending September 30, 2010.

Going Concern
The Company incurred a net loss and has negative cash flows from operating activities for the years ended September 30, 2009 and 2008 and for the period ended December 31, 2009.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order for the Company to remove substantial doubt about its ability to continue as a going concern, the Company must generate positive cash flows from operations and obtain the necessary funding to meet its projected capital investment requirements.  Management’s plans with respect to this uncertainty include raising additional capital from the sale of the Company’s common stock or attempting to secure additional financing through traditional bank financing or a debt offering.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay debts.  If the Company is unable to increase revenues or obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

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

2.	Revenue Recognition

The Company’s revenue has historically been from three sources: (i) sales from care services; (ii) diagnostic equipment product sales; and (iii) sales of medical diagnostic stains.

Care Services

Care services include lease contracts in which the Company provides care services and leases devices to distributors or end users and the Company retains ownership of the leased device.

The Company typically leases its devices on a month-to-month contract with customers (members) that use the Company’s care services.  However, these contracts may be cancelled by either party at anytime with 30 days notice.  Under the Company’s standard contract, the leased device becomes billable on the date the customer (member) orders the product, and remains billable until the device is returned to the Company.  The Company recognizes revenue on leased devices at the end of each month that care services have been provided.  In those circumstances in which the Company receives payment in advance, the Company records these payments as deferred revenue.

Diagnostic Equipment Product Sales

Although not the focus of the Company’s new business model, the Company also sells diagnostic equipment devices in certain situations. The Company recognizes product sales revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the devices, prices are fixed or determinable  and collection is reasonably assured.

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

Customers order either of the Company’s product lines by purchase order.  The Company does not enter into long-term contracts.  Its diagnostic equipment sales were $2,525 for the three months ended December 31, 2009 and its medical diagnostic stain sales were $105,896 for the three months ended December 31, 2009.  All of the Company’s sales are made with net 30-day payment terms.

In connection with generally accepted accounting principles to qualify for the recognition of revenue at the time of sale, the Company notes the following:

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

The Company has 70 types of products based on the number of individual stock-keeping units (“SKUs”) in its inventory.  Most of these 70 SKUs are for medical diagnostic stain inventory.  For example, certain medical diagnostic stains are packaged in different sizes, and each packaged size (i.e. 16 oz., 32 oz., 48 oz.) has a unique SKU in inventory.  Paragraph 37 of SFAS No. 131 states that, “an enterprise shall report revenues from external customers for each product and service or each group of similar products and services unless it is impractical to do so.”  The vast majority of the Company’s sales are of medical diagnostic stains, with a minimal portion of sales being diagnostic equipment.   Because diagnostic equipment sales are not material to the financial statements, the Company discloses sales as one line item.

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

3.             Net Loss per Common Share

Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the weighted-average dilutive common share equivalents then outstanding.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Common share equivalents consist of shares issuable upon the exercise of common stock warrants, and shares issuable upon conversion of preferred stock.  As of December 31, 2009 and 2008, there were 15,214,287 and 0 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

4.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued guidance which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  It is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB extended the effective date to fiscal years beginning after November 15, 2008.    The Company adopted this guidance on October 1, 2009.  This guidance did not have a material impact on the financial statements.

In December 2007, the FASB issued guidance which requires an acquirer of a business to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  It clarifies that a non-controlling interest in a subsidiary should be reported as equity in the financial statements, net income shall be adjusted to include the net income attributed to the non-controlling interest and comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest.  The calculation of earnings per share will continue to be based on income amounts attributable to the parent.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The Company adopted this guidance on October 1, 2009.  This guidance did not have a material impact on the financial statements.

In November 2008, the FASB provided guidance which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This guidance is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The Company adopted this guidance on October 1, 2009.  This guidance did not have a material impact on the financial statements.

In June 2008, the FASB provided guidance which assists in determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. This amendment is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. A contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. This amendment provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the this exception. The Company adopted this guidance on October 1, 2009 see Note 5 for the accounting impact.

In June 2009, the FASB issued accounting guidance on the consolidation of variable interest entities (VIEs). This new guidance revises previous guidance by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity.  This guidance will be effective at the beginning of the first fiscal year beginning after November 15, 2009. Early application is not permitted.  The Company adopted this guidance during the quarter ended December 31, 2009.  This guidance did not have a material impact on the financial statements.

In September 2009, the FASB issued guidance that changes the existing multiple-element revenue arrangements guidance currently included under its Revenue Arrangements with Multiple Deliverables codification. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. This will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

In October 2009, the FASB issued guidance on share-lending arrangements entered into on an entity's own shares in contemplation of a convertible debt offering or other financing.  This new guidance is effective for fiscal years beginning on or after December 15, 2009, and fiscal years within those fiscal years for arrangements outstanding as of the beginning of those years. Retrospective application is required for such arrangements and early application is not permitted.  The adoption of this guidance is not expected to significantly impact the Company’s results of operations and financial position.

In January 2010, the FASB issued guidance which requires an entity to disclose the following:

•	Separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe reasons for the transfers.

•
Present separately information about purchases, sales, issuances and settlements, on a gross basis, rather than on one net number, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).

•	Provide fair value measurement disclosures for each class of assets and liabilities.

•
Provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for fair value measurements that fall in either Level 2 or level 3.

This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010.  The Company adopted this guidance during the quarter ended December 31, 2009.  This guidance did not have a material impact on the financial statements.

5.	Change in Accounting Principle

Beginning October 1, 2009, the Company recognized the fair value of the Class A and Class B warrants along with the embedded conversion features of the Series A Preferred Stock as derivative liabilities on its consolidated balance sheet. This was as a result of the adoption of new guidance as found in ASC Topic 815-10, effective for the Company at the beginning of this fiscal year.  Accordingly, changes in the fair value of these liabilities at each reporting period are required to be recognized as non-cash expense or income in the consolidated statement of operations.  Future movements in the Company’s stock price alone can materially affect both its results of operations and financial position in the future.  Substantial movements in the Company’s stock price could result in material volatility in the Company's results of operations and financial position.

Upon adoption, a cumulative effect adjustment was recorded, based on amounts that would have been recognized if this guidance had been applied from the issuance date of the affected instruments.  The following table illustrates the changes to the Company’s consolidated balance sheet resulting from the implementation of this guidance:

	Balance at eptember 30, 2009	Cumulative Effect Adjustment	Balance at October 1, 2009
Series A convertible preferred stock, net (liability)	$(384,171)	$255,159	$(129,012)
Derivative liability	$-	$(1,309,593)	$(1,309,593)
Additional paid in capital	$(6,043,470)	$712,818	$(5,330,652)
Accumulated deficit	$5,057,151	$341,616	$5,398,767

The fair value of the warrants and beneficial conversion feature on the Preferred stock of $712,818 was included in additional paid-in capital on the issuance date of the Preferred stock and warrants (September 10, 2009).  As a result of the reclassification to derivative liabilities, the cumulative effect of these adjustments on October 1, 2009 was an increase in the discount on the Preferred stock of $255,159, an increase in derivative liability of $1,309,593, a reduction of additional paid-in capital of $712,818 and a corresponding increase in the Company’s accumulated deficit of $341,616.

As of December 31, 2009, the Company determined that, using the Black Scholes model, the fair value of the warrant obligations had decreased by $360,064.  Accordingly, for the three months ended December 31, 2009, the Company recorded a “Gain on derivative liability” to its statement of operations.

6.	Inventory

Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out ("FIFO") method. Inventories consisted of raw materials, work-in-process, and finished goods.  Inventories as of December 31, 2009 and September 30, 2009 were as follows:

	December 31,	September 30,
	2009	2009

Raw materials	$32,058	$38,851
Work in process	4,044	5,422
Finished goods	45,930	39,209
Reserve for inventory obsolescence	(42,320)	(34,517)
Total inventory	$39,712	$48,965

Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable value could change in the near term.

7.	Property and Equipment

Property and equipment consisted of the following as of December 31, 2009 and September 30, 2009:

	Dec. 31	Sept. 30
Equipment	$182,770	$171,577
Software	19,259	15,498
Leasehold improvements	269,448	269,448
Furniture and fixtures	27,164	24,096
	498,641	480,619
Accumulated depreciation	(413,579)	(408,652)
Property and equipment, net of accumulated depreciation	$85,062	$71,967

Depreciation expense for the three months ended December 31, 2009 the year ended September 30, 2009 was $4,926, and $2,835, respectively.

8.	Leased Equipment

Leased equipment consisted of the following as of December 31, 2009 and September 30, 2009:

	Dec. 31	Sept. 30
Leased equipment	$71,240	$-
Accumulated depreciation	(5,937)	-
Leased equipment, net of accumulated depreciation	$65,303	$-

Depreciation expense for the three months ended December 31, 2009 the year ended September 30, 2009 was $5,958, and $0, respectively.

9.            Patent License Agreement

During the year ended September 30, 2009, the Company licensed the use of certain patents from a third party.  This license agreement will aid the Company as it furthers its business plan.  The Company is required to pay $300,000 plus a 5% royalty on the net sales of all licensed products and it has the right to purchase the underlying patents for 4,000,000 shares of common stock. The Company has capitalized the patents and is amortizing them over the remaining estimated useful life of 9 years.  The Company has recognized $8,591 and $14,019 of amortization expense for the three months ended December 31, 2009 and the year ended September 30, 2009, respectively.  The Company has not paid the $300,000 as of December 31, 2009.

10.	Related-Party Note Receivable

During the quarter ended December 31, 2009, the Company borrowed $75,000 from an officer of the Company.  This note has an annual interest rate of 12% and is due on demand.  Accrued interest on this note totaled $395 for the quarter ended December 31, 2009.

11.	Series A Convertible Preferred Stock

Concurrent with the closing of the acquisition of HG on September 10, 2009 (see Note 17), the Company issued 571,428 shares of Series A Convertible Preferred Stock (Series A) for $1.75 per share, or a total of $1,000,000.  The purchasers received one Class A warrant and one Class B warrant for each share of Series A purchased.  The Series A par value is $.00001 per share and the stated value is $1.75 per share.

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

Cumulative dividends of 8% of the stated value per share per annum accrue daily and are payable quarterly commencing on December 31, 2009.  Dividends are payable at the Company’s option in cash or, in certain circumstances, in registered shares of the Company’s common stock.  As of December 31, 2009, the Company had recorded approximately $24,500 of accrued dividends recorded as part of accrued expenses in the financial statements.

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

Effective October 1, 2009, certain conversion features on the Series A Preferred Stock, along with the warrants were required to be classified as derivatives. See Notes 5 and 12 for further discussion.

12.	Derivative Liability

The Company does not hold or issue derivative instruments for trading purposes.  However, the Company has warrants and Series A convertible preferred stocks that contain embedded derivative features that require separate valuation from the convertible preferred stock.  The Company recognizes these derivatives as liabilities in its balance sheet, measures them at their estimated fair value, and recognizes changes in their estimated fair value in earnings (losses) in the period of change.  As of December 31, 2009, the derivative instruments had a fair value of $949,529 resulting in a derivative valuation gain of $360,064 for the period.

13.	Preferred Stock

The Company is authorized to issue 10,000,000 shares of undesignated preferred stock, with a par value of $0.00001 per share.  Pursuant to the Company's Certificate of Incorporation, the Company's board of directors has the authority to amend the Company's Certificate of Incorporation, without further shareholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock and to create one or more series of preferred stock and fix the number of shares of each such series and determine the preferences, limitations and relative rights of each series of preferred stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, and liquidation preferences.   On September 10, 2009, the Company designated a Series A Convertible Preferred Stock.  See Note 11 for details.

14.	Warrants

During the year ended September 30, 2009, the Company issued warrants to members of the board of directors of the Company for the purchase of an aggregate of 13,500,000 shares of common stock at prices ranging from $0.25 to $1.25 per share.  All of these warrants are subject to the following vesting schedule.

Number of Warrants	Vesting Criteria
1,060,000	When the Company’s stock is trading or sold
2,060,000	$5,000,000 in annualized revenue
2,060,000	$10,000,000 in annualized revenue
2,080,000	$15,000,000 in annualized revenue
2,080,000	$20,000,000 in annualized revenue
2,080,000	$25,000,000 in annualized revenue
2,080,000	When the Company achieves profitability

As of December 31, 2009, these warrants have not vested and they will only vest in future periods upon completion of specific performance criteria.

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

The total expense associated with these warrants is $3,452,921, of which $665,201 was recognized in prior periods and $413,170 is being recognized as non-cash consulting expense during the quarter ended December 31, 2009.  The balance of $2,374,550 will be expensed in future periods.

15.	Segment Information

The Company is organized into two business segments based primarily on the nature of the Company's products. The Stains and Reagents segment is engaged in the business of manufacturing and marketing medical diagnostic stains, solutions and related equipment to hospitals and medical testing labs. The ActiveCare segment is engaged in the business of developing, distributing and marketing mobile emergency and concierge services to distributors and consumers.  The care services part of the Company’s business started during quarter ended December 31, 2009.   Prior to that time the company did not allocate any expenses or assets between the segments.

The following table reflects certain financial information relating to each reportable segment for the three-month periods ended December 31, 2009 and 2008:

	ActiveCare	Stains and Reagents	Total
Three Months Ending December 31, 2009
Sales to external customers	$4,434	$108,421	$112,855
Segment income (loss)	$(812,550)	$(449,526)	$(1,262,076)
Segment assets	$1,207,071	$201,529	$1,408,600
Depreciation and amortization	$138,568	$3,547	$142,115

Three Months Ending December 31, 2008
Sales to external customers	$-	$104,307	$104,307
Segment income (loss)	$-	$(346,909)	$(346,909)
Segment assets	$-	$1,059,361	$1,059,361
Depreciation and amortization	$-	$2,835	$2,835

16.	Commitments and Contingencies

The Company leases a facility under a non-cancelable operating lease that expires in November 2010.  Future minimum rental payments under the non-cancelable operating lease as of September 30, 2009 are approximately as follows:

Lease Obligations
Year Ending September 30:
2010	$87,006
2011	32,146
2012	20,633
2013	17,600
Total	$157,385

Rent expense related to this non-cancelable operating lease was approximately $22,500 for the quarters ending December 31, 2008 and December 31, 2009.

17.	Acquisition

On September 4, 2009, the Company completed the acquisition of HG Partners, Inc. (HG) by acquiring 100% of HG’s common stock.  Consideration consisted of 840,000 shares of the Company’s common stock valued at $735,840.  The Company acquired HG to gain access to future financing sources, including HG’s shareholders.

No assets and liabilities were acquired from HG, and no operations were acquired.  The purchase price of $735,840 was allocated to an intangible asset (access to financing sources).  The Company has capitalized the intangible asset and is amortizing it on a straight-line basis over the remaining useful life of 18 months.  The Company has recognized $40,880 of amortization expense for the year ended September 30, 2009 and $122,640 for the quarter ended December 31, 2009.

18.           Subsequent Events

The Company has evaluated for subsequent events through February 16, 2010, the date these financial statements were issued. There are no material events that warrant further disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader better understand ActiveCare, our operations and our present business environment.  This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements for the fiscal years ended September 30, 2009 and 2008 and the accompanying notes thereto contained in those reports. Unless otherwise indicated, the terms “AcitveCare,” the “Company,” “we,” our” refer to ActiveCare, Inc., a Delaware corporation, formerly Volu-Sol Reagents Corporation, a Utah corporation.

Overview

Historically, our core business has been the manufacture, distribution and sale of medical diagnostic stains and solutions.  In February 2009, we were spun off from our former parent, SecureAlert, Inc., formerly known as RemoteMDx, Inc. (“SecureAlert”).  In connection with the spin-off, we acquired from SecureAlert the exclusive license rights to certain technology, including patent rights utilizing GPS and cellular communication and monitoring technologies for use in the healthcare and personal security markets.  We subsequently acquired by license the exclusive rights to certain patents owned by a third-party for technologies that are complementary to the patented technology we acquired from SecureAlert.  We are currently in default under our agreement and we are currently negotiating to cure this default.  Our business plan is to develop and market a new product line for monitoring and providing assistance to mobile and homebound seniors and the chronically ill, including those who may require a personal assistant to check up on them during the day to ensure their safety and well being and know where they are at all times.

Recent Developments

We have financed operations exclusively through the sale of equity securities sales and short-term debt.  Accordingly, if our revenues continue to be insufficient to meet our needs, we will attempt to secure additional financing through traditional bank financing or a debt or equity offering. However, because of the development stage nature of our business and the potential of a future poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our continuing plan of operations. There can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering. In addition, if we only have nominal funds with which to conduct our business activities, this will negatively impact our results of operations and financial condition.

In May 2009, we entered into a license and distribution agreement (“License Agreement”) with euromicron AG, a German corporation.  The euromicron Group is a solution provider of communication systems and security networks with production expertise in the field of fiber optics technology.  Its range of services covers the planning, implementation and maintenance of communication and security networks and the development, production and distribution of network components based on copper, optical fiber and wireless technology.  The product portfolio includes smaller active network components, connectors and connection technology for optical fiber networks, pre-assembled fiber optic cable and assembly and measuring equipment.  These are integrated components of WANs and LANs used for data communication at data centers, and in the field of medical and security technology.  Under the License Agreement, we granted to euromicron an exclusive license to manufacture, market and distribute our products in the healthcare and personal security markets and to provide related services in the countries of Albania, Austria, Bosnia & Herzegovina, Bulgaria, Croatia, Czech Republic, Germany, Greece, Hungary, Italy, Kosovo, Macedonia, Poland, Serbia, Slovakia, Slovenia, Switzerland, and Turkey.  We are required to maintain the applicable patents and use our best efforts to extend the patents and register them in the jurisdictions that are included within the territory. In addition, we will transfer to euromicron all know how, intellectual property (including software) and technology that are related to our products and provide support, training and service to euromicron and its customers during the term of the License Agreement either directly or through one or more contracted service providers, including our former parent corporation, SecureAlert. We also agreed to supply products and to provide monitoring services until such time as euromicron has established a monitoring center dedicated to the territory.

In May 2009, we entered into the patent agreement with a third-party (the “Patent Agreement”).  Under the Patent Agreement, we were granted the exclusive, irrevocable, worldwide, transferable, sublicensable license of all rights conferred by the underlying patents.  We were also granted the exclusive right to grant and authorize, from time to time and in our sole and absolute discretion, one or more sublicenses.  The Patent Agreement required an upfront royalty payment of $300,000 and ongoing royalty payment equal to 5% of net sales revenues for licensed products.  The upfront royalty payment has not been paid and the Patent Agreement is in default.  We are currently negotiating to cure this default.

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

ActiveOne™

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

An important part of this R&D program is our relationship with SIM Technology Group Limited (“SIM Technology”).  In December 2009, we entered into an agreement with Quectel Wireless Solutions, Ltd. (“Quectel”), a subsidiary of SIM Technology, to assist us in development of the ActiveOne™ and its companion device, the ActiveOne+™.  According to its 2008 Annual Report and 2009 Interim Report (www.sim.com/english/investor/Reports), SIM Technology was founded in 2002 and has been listed on the Main Board of the Hong Kong Stock Exchange since 2005 [2000.HK]. SIM Technology is an investments holding company. In addition to Quectel, SIM Technology’s subsidiaries include Shanghai Simcom, Shanghai Sunrise Simcom and several other companies that are leading mobile handset and wireless communication developers in China. Over the past few years, SIM Technology Group has been a leader of the Chinese mobile phone design industry in revenue, profit and stock market.  SIM Technology employs approximately 2,500 people with about 1,100 in research and development.

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

Concentration of Credit Risk

We have cash in bank accounts that, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.

In the normal course of business, we provide credit terms to our customers. Accordingly, we perform ongoing credit evaluations of  customers' financial condition and require no collateral from customers.  We maintain an allowance for uncollectable accounts receivable based upon the expected collectability of all accounts receivable.

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

Revenue Recognition

The Company’s revenue has historically been from three sources: (i) sales from care services; (ii) diagnostic equipment product sales; and (iii) sales of medical diagnostic stains.

Care Services

Care services include lease contracts in which the Company provides care services and leases devices to distributors or end users and the Company retains ownership of the leased device.

The Company typically leases its devices on a month-to-month contract with customers (members) that use the Company’s care services.  However, these contracts may be cancelled by either party at anytime with 30 days notice.  Under the Company’s standard contract, the leased device becomes billable on the date the customer (member) orders the product, and remains billable until the device is returned to the Company.  The Company recognizes revenue on leased devices at the end of each month that care services have been provided.  In those circumstances in which the Company receives payment in advance, the Company records these payments as deferred revenue.

Diagnostic Equipment Product Sales

Although not the focus of our new business model, we sell diagnostic equipment devices in certain situations. We recognize product sales revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer, prices are fixed or determinable, and collection is reasonably assured.

Medical Diagnostic Stain Sales

We recognize medical diagnostic stains revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer, prices are fixed or determinable, and collection is reasonably assured.

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

In connection with SFAS No. 48 criteria to qualify for the recognition of revenue at the time of sale, we note the following:

·	The price to the buyer is fixed or determinable at the date of sale.
·	The buyer has paid us, or the buyer is obligated to pay us within 30 days, and the obligation is not contingent on resale of the product.

·	The buyer's obligation to us would not be changed in the event of theft or physical destruction or damage of the product.
·	The buyer acquiring the product for resale has economic substance apart from that provided by us.
·	We do not have significant obligations for future performance to directly bring about resale of the product by the buyer.
·	The amount of future returns can be reasonably estimated and they are negligible.

We have 70 types of products based on the number of individual stock-keeping unit (“SKUs”) in our inventory.  Most of these 70 SKUs are for medical diagnostic stain inventory.  For example, certain medical diagnostic stains are packaged in different sizes, and each packaged size (i.e. 16 oz., 32 oz., 48 oz.) has a unique SKU in inventory.  Paragraph 37 of SFAS No. 131 states that, “an enterprise shall report revenues from external customers for each product and service or each group of similar products and services unless it is impractical to do so.”  The vast majority of our sales are of medical diagnostic stains, with a minimal portion of sales being diagnostic equipment.   Because diagnostic equipment sales are not material to the financial statements, we disclose sales as one line item.

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

Results of Operations

Three Months Ended December 31, 2009 and 2008

Net Sales

Our fiscal year ends on September 30.  During the first fiscal quarter ended December 31, 2009, we had net sales of $112,855 compared to $104,307 in the fiscal quarter ended December 31, 2008.  Stains and reagent revenue accounted for $108,421 and our Care Services, including revenue for the ActiveOne™ Service accounted for $4,434 of the total revenue.

Cost of Revenue

Cost of revenue totaled $157,659 in the first fiscal quarter ended December 31, 2009, compared to $103,071 for the quarter ended December 31, 2008.  Of the total cost of revenues, stains and reagents accounted for $97,038 and Care Services accounted for $60,621.  The increase between the comparable quarters is due to the operation of our 24 hour a day, 7 days a week and 52 weeks a year CareCenter.

Research and Development Expenses

During the quarter ended December 31, 2009, we incurred research and development expenses of $164,330 compared to $105,938 in research and development expense incurred during the fiscal quarter ended December 31, 2008. The research and development expenses in the quarter ended December 31, 2009 has increased due to expenses related to the development of the ActiveOne+™ product.

Selling, General and Administrative Expenses

During the three months ended December 31, 2009, selling, general and administrative expenses totaled $1,030,332, compared to the same period one year ago, which totaled $249,005.  The increase in 2009 is the result of the following:

•	Other general and administration expenses including salaries of $112,800.
•	Advertising expense associated with the ActiveONE product of $76,575
•	Non cash expense associated with the issuance of stock and warrants of $460,670
•	Non cash amortization of patents and other intangible assets of $131,230

Other Income and Expense

During the quarter ended December 31, 2009, interest income was $0, compared to $7,623 in the quarter ended December 31, 2008.  The decrease in interest income was due to the repayment of the related-party note with SecureAlert.

Net Loss

We had a net loss for the three months ended December 31, 2009 totaling $1,262,076, compared to a net loss of $346,909 for the same period one year ago.  This increase in net loss is due to the items described above.

Liquidity and Capital Resources

Three Months ended December 31, 2009

We have not historically financed operations entirely from cash flows from operating activities.  During the year ended September 30, 2009, we supplemented cash flows with funding from the sale of equity securities.

At December 31, 2009, we had unrestricted cash of $243,828, compared to cash of $830,931 at September 30, 2009. At September 30, 2009, we had a working capital deficit of $131,471, compared to a working capital deficit of $2,421,251 at December 31, 2009.

During the quarter ended December 31, 2009, operating activities used cash of $558,521.

Investing activities for the quarter ended December 31, 2009 used cash of $103,582.

Financing activities for the quarter ended December 31, 2009, provided $75,000 of net cash.

During quarter ended December 31, 2009, we incurred a net loss of $1,262,076 and had negative cash flows from operating activities totaling $558,521, compared to a net loss of $2,416,000 and negative cash flows from operating activities of $1,122,000 for the year ended September 30, 2009.  As of September 30, 2009, our working capital deficit was $131,471 compared to a working capital deficit of $2,421,251 at December 31, 2009.  As of December 31, 2009, we had an accumulated deficit of $6,660,843 compared to $5,057,151 at September 30, 2009, and total stockholders’ equity at December 31, 2009 was $869,404 compared to $986,437 at September 30, 2009.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued guidance which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  It is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB extended the effective date to fiscal years beginning after November 15, 2008.    We adopted this guidance on October 1, 2009.  This guidance did not have a material impact on our financial statements.

In December 2007, the FASB issued guidance which requires an acquirer of a business to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  It clarifies that a non-controlling interest in a subsidiary should be reported as equity in the financial statements, net income shall be adjusted to include the net income attributed to the non-controlling interest and comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest.  The calculation of earnings per share will continue to be based on income amounts attributable to the parent.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  We adopted this guidance on October 1, 2009.  This guidance did not have a material impact on our financial statements.

In November 2008, the FASB provided guidance which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This guidance is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  We adopted this guidance on October 1, 2009.  This guidance did not have a material impact on our financial statements.

In June 2008, the FASB provided guidance which assists in determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. This amendment is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. A contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. This amendment provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the this exception. We adopted this guidance on October 1, 2009. The adoption was considered a change in accounting principle, and the cumulative effect from the adjustment was applied to the opening balance of accumulated deficit. See Note 5 of the financial statement for further discussion.

In June 2009, the FASB issued accounting guidance on the consolidation of variable interest entities (VIEs). This new guidance revises previous guidance by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity.  This guidance will be effective at the beginning of the first fiscal year beginning after November 15, 2009. Early application is not permitted.   The Company adopted this guidance during the quarter ended December 31, 2009.  This guidance did not have a material impact on the financial statements.

In September 2009, the FASB issued guidance that changes the existing multiple-element revenue arrangements guidance currently included under its Revenue Arrangements with Multiple Deliverables codification. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. This will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the future impact of this new accounting update to its financial statements.

In October 2009, the FASB issued guidance on share-lending arrangements entered into on an entity's own shares in contemplation of a convertible debt offering or other financing.  This new guidance is effective for fiscal years beginning on or after December 15, 2009, and fiscal years within those fiscal years for arrangements outstanding as of the beginning of those years. Retrospective application is required for such arrangements and early application is not permitted.  The adoption of this guidance is not expected to significantly impact we’s results of operations and financial position.

In January 2010, the FASB issued guidance which requires an entity to disclose the following:

•	Separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe reasons for the transfers.

•
Present separately information about purchases, sales, issuances and settlements, on a gross basis, rather than on one net number, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).

•	Provide fair value measurement disclosures for each class of assets and liabilities.

•
Provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for fair value measurements that fall in either Level 2 or level 3.

This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for he disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010. The Company adopted this guidance during the quarter ended December 31, 2009.  This guidance did not have a material impact on the financial statements.

Going Concern

The significant accumulated deficits and negative cash flows of the Company raise substantial doubt about our ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.  Our plan with respect to this uncertainty is to focus on sales of our reagent products and our Care Services, to complete strategic acquisitions and business combinations, and to raise capital through the offer and sale of our equity securities.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay debts.  Likewise, there can be no assurance that we will be successful in raising additional capital from the sale of equity or debt securities.  If we are unable to increase revenues or obtain additional financing, we will be unable to continue the development of its products and would likely cease operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4.  Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.  We and our auditors identified a material weakness discussed below in the management’s report on internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any legal proceedings which management believes will have a material effect upon the financial condition of the Company, nor are any such material legal proceedings anticipated.

We are not aware of any contemplated legal or regulatory proceeding by a governmental authority in which we may be involved.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Subsequent to December 31, 2009, on January 27, 2010, the common stock of ActiveCare began trading on the over-the-counter bulletin board (“OTC”) market under the symbol “ACAR.OB.”

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

(3)(iii)
Designation of Rights and Preferences of Series A Convertible Preferred Stock, September 10, 2009 (previously filed as exhibit to Current Report on Form 8-K, filed September 11, 2009, incorporated by reference).

(3)(iv)
Articles of Amendment to Articles of Incorporation changing name to ActiveCare, Inc. (incorporated by reference from the Company’s 10-K for the year ended September 30, 2009) from the Company’s 10-K for the year ended September 30, 2009)

(3)(v)	Certificate of Incorporation in Delaware, July 15, 2009, (incorporated by reference to exhibit filed with the Company’s 10-K for the year ended September 30, 2009)

(3)(vi)	By Laws of Company reflecting name change (incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended September 30, 2009).

(4)	Specimen of common stock certificate (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(10)(i)
Lease Agreement between RJF Company Ltd., and the Company, dated as of August 1, 2005 (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(10)(ii)	Loan Agreement between the Company and SecureAlert (previously filed as in exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(10)(iii)	Promissory Note dated as of October 1, 2008 (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(10)(iv)
Professional Services Contract between the Company, and VPI Engineering, dated as of September 27, 2007, together with addenda (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(10)(v)
Securities Purchase Agreement between the Company, and ADP Management, dated as of November 15, 2007 (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(10)(vi)	License Agreement between the Company and SecureAlert (incorporated by reference to exhibit filed with the Company’s report on Form 10-Q for the period ended June 30, 2009).

(10)(vii)	License Agreement between the Company and Futuristic Medical Devices, LLC (incorporated by reference to exhibit filed with the Company’s report on Form 10-Q for the period ended June 30, 3009).

(10)(viii)	License Agreement between the Company and euromicron (incorporated by reference to exhibit filed with the Company’s report on Form 10-Q for the period ended June 30, 2009).

(10)(ix)	Statement of Work between Company and Quectel Wireless Solutions, Ltd. (incorporated by reference to exhibit to Company’s report on Form 10-K for the year ended September 30, 2009).

(11)	Computation of Statement of Earnings (included in financial statements filed herewith)

(31)(i)	Rule 13a–14(a)/15d–14(a) Certifications

(32)	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ActiveCare, Inc.

/s/ James Dalton
James Dalton Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: February 16, 2010

/s/ Michael G. Acton
Michael G. Acton Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 16, 2010