Form 10-Q
period 2010-03-31
ACTIVECARE, INC.
filed 2010-05-17
CIK 1429896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010
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
Yes  ☐   No  ☒

As of May 10, 2010, the registrant had 13,957,353 shares of common stock outstanding.

ActiveCare, Inc.
(Formerly Volu-Sol Reagents Corporation)

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.
ActiveCare, Inc
(Formerly Volu-Sol Reagents Corporation)
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2010	September 30, 2009
Assets
Current assets:
Cash	$533,721	$830,931
Accounts receivable, net of allowance for doubtful accounts of $2,500 and $3,000, respectively	73,288	63,469
Inventories, net of reserve of $41,441 and $34,517, respectively	39,041	48,965
Prepaid expenses and other assets	4,486	12,431
Total current assets	650,536	955,796

Property and equipment, net of accumulated depreciation of $419,372 and $408,652, respectively	87,101	71,967
Deposit on inventory purchases	20,000	65,000
Domain Name, net of amortization of $357 and $0 respectively	13,943	-
Leased Equipment, net of amortization of $11,327 and $0, respectively	57,697	-
License agreement, net of amortization of $30,842 and $14,019, respectively	269,158	285,981
Intangible asset – access to financing, net of amortization of $735,840 and $40,880, respectively	-	694,960
Total assets	$1,098,435	$2,073,704

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc
(Formerly Volu-Sol Reagents Corporation)
Condensed Consolidated Balance Sheets
(unaudited) cont.

	March 31, 2010	September 30, 2009
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$331,733	$248,552
Derivative liability	1,036,718	-
Accrued expenses	212,196	154,544
Deferred Revenue	4,989	-
Related party notes payable	100,000	-
Accrued payable on license agreement	300,000	300,000
Series A convertible preferred stock, net of discount of $232,034 and $615,829, respectively (aggregate liquidation preference of $1,000,000)	767,966	384,171
Series B convertible preferred stock, net of discount of $365,754 and $0, respectively (aggregate liquidation preference of $600,000	234,246	-
Total current liabilities	2,987,848	1,087,267
Total liabilities	2,987,848	1,087,267
Stockholders’ equity (deficit):
Preferred stock; $.00001 par value, 10,000,000 shares authorized; 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $.00001 par value, 50,000,000 shares authorized; 13,957,353and 11,822,639 shares issued and outstanding, respectively	140	118
Additional paid in capital	6,477,248	6,043,470
Accumulated deficit	(8,366,801)	(5,057,151)
Total stockholders’ equity (deficit)	(1,889,413)	986,437
Total liabilities and stockholders’ equity (deficit)	$1,098,435	$2,073,704

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
(Formerly Volu-Sol Reagents Corporation)
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Revenues:
Care services	$12,058	$-	$16,491	$-
Reagents	113,448	126,760	221,869	231,067
Total revenues	125,506	126,760	238,360	231,067

Cost of Revenue
Care services	61,466	-	122,087	-
Reagents	89,572	100,841	186,610	203,913
Total cost of revenues	151,038	100,841	308,697	203,913
Gross margin	(25,532)	25,919	(70,337)	27,154

Operating expenses
Research and development	32,639	20,468	196,969	126,406
Selling, general and administrative	1,610,751	156,806	2,641,083	405,810

Loss from operations	(1,668,922)	(151,355)	(2,908,389)	(505,062)

Other income (expenses):
Gain on derivative liability	278,565	-	638,629	-
Interest income	-	4,341	-	11,964
Interest expense	(293,666)	-	(651,850)	-
Gain on forgiveness of payable	-	34,032	-	34,032
Other income (expenses)	(399)	-	(342)	(825)

Net loss	$(1,684,422)	$(112,982)	$(2,921,952)	$(459,891)
Dividends on preferred stock	(21,534)	-	(46,082)	-
Net loss attributable to common shareholders	(1,705,956)	(112,982)	(2,968,034)	(450,891)

Net loss per common share – basic and diluted	$(0.14)	$(0.01)	$(0.24)	$(0.05)

Weighted average shares – basic and diluted	12,463,000	8,983,000	12,139,000	8,983,000

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
(Formerly Volu-Sol Reagents Corporation)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(2,968,034)	$(459,890)
Adjustments to reconcile net loss to net cash used
In operating activities:
Depreciation and amortization	734,187	5,868
Amortization of deferred consulting and financing	100,050	-
Common stock issued for services	175,068	-
Warrants issued for services	826,340	-
Amortization of debt discount recorded as interest expense	638,954	-
Common stock issued for interest	45,161	-
Gain on derivative liability	(638,629)	-
Changes in operating assets and liabilities:
Accounts receivable	(9,819)	(5,399)
Interest receivable	-	(11,991)
Inventories	9,924	3,342
Prepaid expenses and other assets	52,945	(2,226)
Accounts payable	83,180	54,913
Accrued liabilities	57,652	41,271
Deferred revenue	4,989	-
Net cash used in operating activities	(888,032)	(374,112)

Cash flows from investing activities:
Payments for property and equipment	(25,853)	(8,719)
Disposal of leased equipment	2,475	-
Purchase of intangibles	(14,300)	-
Purchase of leased equipment	(71,500)	-
Net cash used in investing activities	(109,178)	(8,719)

Cash flows from financing activities:
Proceeds from related-party notes	100,000	284,702
Issuance of Series B preferred stock	600,000	-
Net cash provided by financing activities	700,000	284,702

Net decrease in cash	(297,210)	(98,129)
Cash, beginning of period	830,931	474,146

Cash, end of period	$533,721	$376,017

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
(Formerly Volu-Sol Reagents Corporation)
Condensed Consolidated Statements of Cash Flows
(unaudited) cont.

	Six Months Ended
	March 31,
	2010	2009
Supplemental Cash Flow Information:

Cash paid for income taxes	-	-
Cash paid for interest	-	-

Non-Cash Investing and Financing:
Issuance of stock for loan origination fees	$50,500	-

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation

The unaudited interim consolidated financial information of ActiveCare, Inc. (the “Company” or “ActiveCare”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2010, and results of its operations for the three and six months ended March 31, 2010 and 2009.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.  The results of operations for the three and six months ended March 31, 2010 may not be indicative of the results for the fiscal year ending September 30, 2010.

Going Concern
The Company incurred a net loss and has negative cash flows from operating activities for the years ended September 30, 2009 and 2008 and for the period ended March 31, 2010.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company recognizes Care services revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer, prices are fixed or determinable and collection is reasonably assured.

Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold. Neither the sale of diagnostic equipment nor the sale of medical diagnostic stains contains multiple deliverables.

Customers order either of the Company’s product lines by phone or website.  The Company does not enter into long-term contracts.  All of the Company’s sales are made with net 30-day payment terms.

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

Accounting standards state that, “an enterprise shall report revenues from external customers for each product and service or each group of similar products and services unless it is impractical to do so.”  The vast majority of the Company’s sales are Care service revenue.  Because Care service equipment sales are not material to the financial statements, the Company discloses sales as one line item.

The Company’s revenue recognition policy for sales to distributors is the same as the policy for sales to end-users.

A customer qualifies as a distributor by completing a distributor application and proving its sales tax status.  Upon qualifying as a distributor, the distributor receives a 20% discount when product is purchased in case quantities.  The Company’s distributors are not required to maintain specified amounts of product on hand, and distributors are not required to make minimum purchases to maintain distributor status.  Distributors have no stock rotation rights or additional rights of return.  Sales to distributors are recorded net of discounts.

Sales returns have been negligible, and any and all discounts are known at the time of sale.  Sales are recorded net of sales returns and sales discounts.  There are no significant judgments or estimates associated with the recording of revenues.

Diagnostic Equipment Product Sales
Although not the focus of the Company’s new business model, the Company also sells diagnostic devices in certain situations. The Company recognizes product sales revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the devices, prices are fixed or determinable and collection is reasonably assured.

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

Customers order either of the Company’s product lines by purchase order.  The Company does not enter into long-term contracts.  Its diagnostic equipment sales were $2,362 for the three months ended March 31, 2010 and its medical diagnostic stain sales were $111,086 for the three months ended March 31, 2010.  All of the Company’s sales are made with net 30-day payment terms.

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

The Company has 70 types of products based on the number of individual stock-keeping units (“SKUs”) in its inventory.  Most of these 70 SKUs are for medical diagnostic stain inventory.  For example, certain medical diagnostic stains are packaged in different sizes, and each packaged size (i.e. 16 oz., 32 oz., and 48 oz.) has a unique SKU in inventory.  Accounting standards state that, “an enterprise shall report revenues from external customers for each product and service or each group of similar products and services unless it is impractical to do so.”  The vast majority of the Company’s sales are of medical diagnostic stains, with a minimal portion of sales being diagnostic equipment.  Because diagnostic equipment sales are not material to the financial statements, the Company discloses sales as one line item.

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

Common share equivalents consist of shares issuable upon the exercise of common stock warrants, and shares issuable upon conversion of preferred stock.  As of March 31, 2010 and 2009, there were 15,148,979 and 0 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

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

In June 2009, the FASB issued accounting guidance on the consolidation of variable interest entities (VIEs). This new guidance revises previous guidance by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity.  This guidance will be effective at the beginning of the first fiscal year beginning after November 15, 2009. Early application is not permitted.  The company does not anticipate that this will have a material impact on the financial statements.

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

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which is included in the FASB Accounting Standards Codification (the “ASC”) Topic 855 (Subsequent Events). ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company’s financial statements.

5.	Change in Accounting Principle

Beginning October 1, 2009, the Company recognized the fair value of the Class A and Class B warrants along with the embedded conversion features of the Series A Preferred Stock as derivative liabilities on its consolidated balance sheet. This was as a result of the adoption of new guidance as found in ASC Topic 815-10, effective for the Company at the beginning of this fiscal year.  Accordingly, changes in the fair value of these liabilities at each reporting period are required to be recognized as non-cash expense or income in the consolidated statement of operations.  Future movements in the Company’s stock price alone can materially affect both its results of operations and financial position in the future.  Substantial movements in the Company’s stock price could result in material volatility in the Company’s results of operations and financial position.

Upon adoption, a cumulative effect adjustment was recorded, based on amounts that would have been recognized if this guidance had been applied from the issuance date of the affected instruments.  The following table illustrates the changes to the Company’s consolidated balance sheet resulting from the implementation of this guidance:

	Balance at September 30, 2009	Cumulative Effect Adjustment	Balance at October 1, 2009
Series A convertible preferred stock, net (liability)	$(384,171)	$255,159	$(129,012)
Derivative liability	$-	$(1,309,593)	$(1,309,593)
Additional paid in capital	$(6,043,470)	$712,818	$(5,330,652)
Accumulated deficit	$5,057,151	$341,616	$5,398,767

The fair value of the warrants and beneficial conversion feature on the Preferred stock of $712,818 was included in additional paid-in capital on the issuance date of the Preferred stock and warrants (September 10, 2009).  As a result of the reclassification to derivative liabilities, the cumulative effect of these adjustments on October 1, 2009 was an increase in the discount on the Preferred stock of $255,159, an increase in derivative liability of $1,309,593, a reduction of additional paid-in capital of $712,818 and a corresponding increase in the Company’s accumulated deficit of $341,616. See Notes 11 and 13 for further treatment of the derivative liabilities.

6.	Inventory

Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out ("FIFO") method. Inventories consisted of raw materials, work-in-process, and finished goods.  Inventories as of March 31, 2010 and September 30, 2009 were as follows:

	Mar. 31	Sept. 30

Raw materials	$31,345	$38,851
Work in process	4,677	5,422
Finished goods	44,460	39,209
Reserve for inventory obsolescence	(41,441)	(34,517)
Total inventory	$39,041	$48,965

Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable value could change in the near term.

7.	Property and Equipment

Property and equipment consisted of the following as of March 31, 2010 and September 30, 2009:

	Mar. 31	Sept. 30
Equipment	$185,614	$171,577
Software	19,259	15,498
Leasehold improvements	274,436	269,448
Furniture and fixtures	27,164	24,096
	506,473	480,619
Accumulated depreciation	(419,372)	(408,652)
Property and equipment, net of accumulated depreciation	$87,101	$71,967

Depreciation expense for the six months ended March 31, 2010 and 2009 was $10,719, and $5,868, respectively.

8.	Leased Equipment

The Company purchases equipment that it intends to lease to customers under certain terms.  Leased equipment consisted of the following as of March 31, 2010 and September 30, 2009:

	Mar. 31	Sept. 30
Leased equipment	$69,024	$-
Accumulated depreciation	(11,327)	-
Leased equipment, net of accumulated depreciation	$57,697	$-

Depreciation expense for the three months ended March 31, 2010 and the year ended September 30, 2009 was $5,391, and $0, respectively.

9.            Patent License Agreement

During the year ended September 30, 2009, the Company licensed the use of certain patents from a third party.  This license agreement will aid the Company as it furthers its business plan.  The Company is required to pay $300,000 plus a 5% royalty on the net sales of all licensed products and it has the right to purchase the underlying patents for 4,000,000 shares of common stock. The Company has capitalized the patents and is amortizing them over the remaining estimated useful life of 9 years.  The Company has recognized $16,823 and $14,019 of amortization expense for the six months ended March 31, 2010 and the year ended September 30, 2009, respectively.  The Company had not paid the $300,000 as of March 31, 2010.

10.	Related-Party Note Payable

During the quarter ended March 31, 2010, the Company borrowed $100,000 from two officers of the Company.  These notes have an annual interest rate of 12% and are due on demand.  Accrued interest on these notes totaled $2,885 for the quarter ended March 31, 2010.

11.	Series A Convertible Preferred Stock

Concurrent with the closing of the acquisition of HG on September 10, 2009 (see Note 19), the Company issued 571,428 shares of Series A Convertible Preferred Stock (Series A) for $1.75 per share, or a total of $1,000,000.  The purchasers received one Class A warrant and one Class B warrant for each share of Series A purchased.  The Series A par value is $.00001 per share and the stated value is $1.75 per share.

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

Cumulative dividends of 8% of the stated value per share per annum accrue daily and are payable quarterly commencing on March 31, 2010.  Dividends are payable at the Company’s option in cash or, in certain circumstances, in registered shares of the Company’s common stock.  As of March 31, 2010, the Company had accrued approximately $19,945 of dividends for the quarter.  All the accrued dividends were paid prior to quarter end by issuing 44,714 shares of common stock.

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

Effective October 1, 2009, certain conversion features on the Series A along with the warrants were required to be classified as derivatives. See Notes 5 and 13 for further discussion.

12.	Series B Convertible Preferred Stock

On March 23, 2010, the Company issued 342,857 shares of Series B Convertible Preferred Stock (Series B) for $1.75 per share, or a total of $600,000.  The purchasers received one Class C warrant for each share of Series B purchased.  The Series B par value is $.00001 per share and the stated value is $1.75 per share.

The Series B is mandatorily redeemable at 125% of the stated value plus any accrued but unpaid dividends and liquidated damages at the earlier of March 23, 2011 or at the option of the holder upon the Company’s failure to keep certain obligations under the stock purchase agreement.

At any time, or from time to time, the Company may redeem all or a portion of the Series B outstanding upon twenty business days prior written notice at a price per share of preferred stock equal to 120% of the stated value plus any accrued but unpaid dividends and liquidated damages.

The Series B is convertible at any time at the holder’s option at $1.75 per share.  The conversion rate is adjusted for stock splits, combinations, dividends and distributions, reclassifications, exchanges, substitutions, reorganizations, mergers, consolidations or sales of assets. The conversion rate is also adjusted when the Company issues or sells any additional shares of common stock or equivalents, at a price per share less than the conversion rate then in effect.

Cumulative dividends of 8% of the stated value per share per annum accrue daily and are payable quarterly commencing on March 31, 2010.  Dividends are payable at the Company’s option in cash or, in certain circumstances, in registered shares of the Company’s common stock.  As of March 31, 2010, the Company had accrued approximately $921 of dividends as part of accrued expenses in the financial statements.

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

Series B shareholders are entitled to the number of votes equal to the number of shares of common stock into which the Series A could be converted.

In the event of the liquidation, dissolution or winding up of the affairs of the Company, the Series B shareholders shall be entitled to receive a liquidation preference amount equal to the stated value per share plus any accrued and unpaid dividends.

Certain conversion features on the Series B, along with the warrants were required to be classified as derivatives and carried at their fair value. The fair value of these derivatives on the date of issuance of $365,754 resulted in a debt discount to be amortized over the life of the redemption provision of the preferred stock of one year. During the quarter ended March 31, 2010 none of the discount was amortized as interest expense.  The balance of the debt discount on March 31, 2010 was $365,754.  See Note 13 for further discussion.

13.	Derivative Liability

The Company does not hold or issue derivative instruments for trading purposes.  However, the Company has warrants and convertible preferred stock that contain embedded derivative features that require separate valuation from the convertible preferred stock.  The Company recognizes these derivatives as liabilities in its balance sheet, measures them at their estimated fair value, and recognizes changes in their estimated fair value in earnings (losses) in the period of change.  As of March 31, 2010, the derivative instruments had a fair value of $1,036,718 and the Company recognized a derivative valuation gain of $278,565 for the six month period then ended.

14.	Preferred Stock

The Company is authorized to issue 10,000,000 shares of undesignated preferred stock, with a par value of $0.00001 per share.  Pursuant to the Company's Certificate of Incorporation, the Company's board of directors has the authority to amend the Company's Certificate of Incorporation, without further shareholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock and to create one or more series of preferred stock and fix the number of shares of each such series and determine the preferences, limitations and relative rights of each series of preferred stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, and liquidation preferences.  On September 10, 2009, the board of directors designated a Series A Convertible Preferred Stock.  See Note 11 for details.  On March 23, 2010, the board of directors designated a Series B Convertible Preferred Stock.  See Note 12 for details.

15.	Common Stock

During the six months ended March 31, 2010, the Company issued 2,134,714 shares of ActiveCare., common stock as follows:

•	2,000,000 shares were issued for services performed for a value of $2,020,000.
•	50,000 shares were issued in connection with a line of credit provided by an officer of the Company.
•	40,000 shares were issued for services performed for a value of $40,400.
•	44,714 shares were issued in connection with dividends on preferred stock

16.	Warrants

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

As of March 31, 2010, only 1,060,000 of these warrants had vested.  The balance will only vest in future periods upon completion of specific performance criteria.

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

On September 4, 2009, the Company issued 571,428 shares of Series A Convertible Preferred Stock (Series A) for $1.75 per share, or a total of $1,000,000.  The purchasers received one Class A warrant and one Class B warrant for each share of Series A purchased.  The Class A and B warrants have identical terms, other than the exercise price.  The exercise price of the Class A warrants is $1.75, and the exercise price of the Class B warrants is $2.25.  The warrants are immediately exercisable for the purchase of shares of the Company’s common stock through September 4, 2014.

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

The total expense associated with these warrants is $3,452,921, of which $1,078,371 was recognized in prior periods and $413,170 is being recognized as non-cash consulting expense during the quarter ended March 31, 2010.  The balance of $1,961,380 will be expensed in future periods.

On March 23, 2010, the Company issued 342,857 shares of Series B Convertible Preferred Stock (Series B) for $1.75 per share, or a total of $600,000.  In conjunction with this private placement, the company issued 342,857 series C warrants at an exercise price of $3 per share.  The price and number of series B warrants has changed from $2.25 to $1.75 and from 571,428 to 734,694.   The warrants are immediately exercisable for the purchase of shares of the Company’s common stock through March 24, 2015.

17.	Segment Information

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

The following table reflects certain financial information relating to each reportable segment for the three and six month periods ended March 31, 2010 and 2009:

	ActiveCare	Stains and Reagents	Total
Three Months Ended March 31, 2010
Sales to external customers	$12,058	$113,448	$125,506
Segment income (loss)	$(1,688,881)	$(17,075)	$(1,705,956)
Segment assets	$918,691	$179,744	$1,098,435
Depreciation and amortization	$782,003	$415,736	$1,197,739

Three Months Ended March 31, 2009
Sales to external customers	$-	$126,760	$126,760
Segment income (loss)	$-	$(112,982)	$(112,982)
Segment assets	$-	$911,708	$911,708
Depreciation and amortization	$-	$402,655	$402,655

	ActiveCare	Stains and Reagents	Total
Six Months Ended March 31, 2010
Sales to external customers	$16,491	$221,869	$238,360
Segment income (loss)	$(2,501,432)	$(466,602)	$(2,968,034)
Segment assets	$918,691	$179,744	$1,098,435
Depreciation and amortization	$782,003	$415,736	$1,197,739

Six Months Ended March 31, 2009
Sales to external customers	$-	$231,067	$231,067
Segment income (loss)	$-	$(450,891)	$(450,891)
Segment assets	$-	$911,708	$911,708
Depreciation and amortization	$-	$402,655	$402,655

18.	Commitments and Contingencies

The Company leases a facility under a non-cancelable operating lease that expires in November 2010.  Future minimum rental payments under the non-cancelable operating lease as of September 30, 2009 are approximately as follows:

Lease Obligations
Year Ending September 30:
2010	$87,006
2011	32,146
2012	20,633
2013	17,600
Total	$157,385

Rent expense related to this non-cancelable operating lease was approximately $22,500 for the quarters ended March 31, 2009 and March 31, 2010.

19.	Acquisition

On September 4, 2009, the Company completed the acquisition of HG Partners, Inc. (HG) by acquiring 100% of HG’s common stock.  Consideration consisted of 840,000 shares of the Company’s common stock valued at $735,840.  The Company acquired HG to gain access to future financing sources, including HG’s shareholders.

No assets and liabilities were acquired from HG, and no operations were acquired.  The purchase price of $735,840 was allocated to an intangible asset (access to financing sources).  The Company has capitalized the intangible asset and was amortizing it on a straight-line basis over the remaining useful life of 18 months.  The Company recognized $40,880 of amortization expense for the year ended September 30, 2009.  In conjunction with the issuance of Series B Convertible Preferred Stock the Company expensed the remaining balance during the quarter ended March 31, 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader better understand ActiveCare, our operations and our present business environment.  This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements for the fiscal years ended September 30, 2009 and 2008 and the accompanying notes thereto contained in those reports. Unless otherwise indicated, the terms “ActiveCare,” the “Company,” “we,” our” refer to ActiveCare, Inc., a Delaware corporation, formerly Volu-Sol Reagents Corporation, a Utah corporation.

Overview

Historically, our core business has been the manufacture, distribution and sale of medical diagnostic stains and solutions.  In February 2009, we were spun off from our former parent, SecureAlert, Inc., formerly known as RemoteMDx, Inc. (“SecureAlert”).  In connection with the spin-off, we acquired from SecureAlert the exclusive license rights to certain technology, including patent rights utilizing GPS and cellular communication and monitoring technologies for use in the healthcare and personal security markets.  We subsequently acquired by license the exclusive rights to certain patents owned by a third-party for technologies that are complementary to the patented technology we acquired from SecureAlert.  We are currently in default under this license agreement and we are negotiating to cure this default.  Our business plan is to develop and market a new product line for monitoring and providing assistance to mobile and homebound seniors and the chronically ill, including those who may require a personal assistant to check up on them during the day to ensure their safety and well being and know where they are at all times.

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

In May 2009, we entered into a patent agreement with a third-party (the “Patent Agreement”).  Under the Patent Agreement, we were granted the exclusive, irrevocable, worldwide, transferable, sublicensable license of all rights conferred by the underlying patents.  We were also granted the exclusive right to grant and authorize, from time to time and in our sole and absolute discretion, one or more sublicenses.  The Patent Agreement required an upfront royalty payment of $300,000 and ongoing royalty payment equal to 5% of net sales revenues for licensed products.  The upfront royalty payment has not been paid and the Patent Agreement is in default.  We are currently negotiating to cure this default.

In September 2009, our board of directors designated 1,000,000 shares of preferred stock as Series A Convertible Preferred Stock.  We sold an aggregate of 571,428 shares of these securities to two investment funds, Gemini Master Fund, Ltd. and Harborview Master Fund, L.P. for gross proceeds of $1,000,000.  These investors also received Class A and Class B Warrants for the purchase of common stock of the Company at exercise prices of $1.75 and $2.25 per share, respectively, exercisable over a five-year term.  In a related transaction, we acquired from these two investors all of the issued and outstanding shares of a Nevada corporation, HG Partners, Inc., formerly Solutions Mechanical, Inc., for 840,000 shares of our common stock.

In March 2010, our board of directors designated 1,000,000 shares of preferred stock as Series B Convertible Preferred Stock.  We sold an aggregate of 342,857 shares of these securities to two investment funds, Gemini Master Fund, Ltd. and Harborview Master Fund, L.P. for gross proceeds of $600,000.  In conjunction with this private placement, the company issued 342,857 series C warrants at an exercise price of $3 per share.  The price and number of series B warrants has changed from $2.25 to $1.75 and from 571,428 to 734,694.   The warrants are immediately exercisable for the purchase of shares of the Company’s common stock through March 24, 2015.

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

We have conducted research and development (“R&D”) on a GPS/Cellular communications device and on a water resistant wrist device that will detect falls and include a speaker and microphone. Our goal is to develop a wristwatch-size Personal Emergency Response System (“PERS”) device.  The watch will be universal for women and men with an adjustable strap.  The expanded CareCenter and the related products will be developed by our team.  We have identified and are working with several vendors for services that will further our objectives.

An important part of this R&D program is our relationship with Quectel Wireless Solutions, Ltd. (“Quectel”).Quectel, based in Shanghai, China, is a supplier of high quality wireless modules and trackers that use GSM,GPRS and GPS technology.  Its products are used worldwide for automotive, smart metering, control and monitoring, tracking and tracing, payment, security, and many other Machine-to-Machine products.  In December 2009, we entered into an agreement with Quectel.  Under this agreement, Quectel manufactures the Company’s ActiveONE product, performs the research and development of the Company’s ActiveOne+ product, as well as manufacturing.

CareCenter

In concert with the development of our products, we also created the CareCenter.  In contrast with a typical call center, our CareCenter is equipped with hardware and software that pinpoints the location of the incoming caller by utilizing GPS technology.  This capability is referred to as telematic.  The CareSpecialist’s computer screen can identify the caller as well as locate the caller’s precise location on a detailed map.  We believe the CareCenter is and will be the cornerstone of our business.

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

Revenue Recognition

            Our revenue has historically been from three sources: (i) sales from care services; (ii) diagnostic equipment product sales; and (iii) sales of medical diagnostic stains.

Care Services

Care services include lease contracts in which we provide care services and leases devices to distributors or end users and we retain ownership of the leased device.

We typically lease devices on a month-to-month contract with customers (members) that use our care services.  However, these contracts may be cancelled by either party at anytime with 30 days notice.  Under our standard contract, the leased device becomes billable on the date the customer (member) orders the product, and remains billable until the device is returned to us.  We recognize revenue on leased devices at the end of each month that care services have been provided.  In those circumstances in which we receive payment in advance, we record these payments as deferred revenue.

The Company recognizes Care services revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer, prices are fixed or determinable and collection is reasonably assured.
Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold. Neither the sale of diagnostic equipment nor the sale of medical diagnostic stains contains multiple deliverables.

Customers order either of the Company’s product lines by phone or website.  The Company does not enter into long-term contracts.  All of the Company’s sales are made with net 30-day payment terms.

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

Accounting standards state that, “an enterprise shall report revenues from external customers for each product and service or each group of similar products and services unless it is impractical to do so.”  The vast majority of the Company’s sales are Care service revenue.  Because Care service equipment sales are not material to the financial statements, the Company discloses sales as one line item.

The Company’s revenue recognition policy for sales to distributors is the same as the policy for sales to end-users.

A customer qualifies as a distributor by completing a distributor application and proving its sales tax status.  Upon qualifying as a distributor, the distributor receives a 20% discount when product is purchased in case quantities.  The Company’s distributors are not required to maintain specified amounts of product on hand, and distributors are not required to make minimum purchases to maintain distributor status.  Distributors have no stock rotation rights or additional rights of return.  Sales to distributors are recorded net of discounts.

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

In connection with Accounting standards criteria to qualify for the recognition of revenue at the time of sale, we note the following:

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

We have 70 types of products based on the number of individual stock-keeping units (“SKUs”) in our inventory.  Most of these 70 SKUs are for medical diagnostic stain inventory.  For example, certain medical diagnostic stains are packaged in different sizes, and each packaged size (i.e., 16 oz., 32 oz., and 48 oz.) has a unique SKU in inventory.  Accounting standards  state that, “an enterprise shall report revenues from external customers for each product and service or each group of similar products and services unless it is impractical to do so.”  The vast majority of our sales are of medical diagnostic stains, with a minimal portion of sales being diagnostic equipment. Because diagnostic equipment sales are not material to the financial statements, we disclose sales as one line item.

Our revenue recognition policy for sales to distributors is the same as the policy for sales to end-users.

A customer qualifies as a distributor by completing a distributor application and proving its sales tax status.  Upon qualifying as a distributor, a customer receives a 35% discount from retail prices, and the distributor receives an additional 5% discount when product is purchased in case quantities.  Our distributors are not required to maintain specified amounts of product on hand, and distributors are not required to make minimum purchases to maintain distributor sales.  Distributors have no stock rotation rights or additional rights of return.  Sales to distributors are recorded net of discounts.

Sales returns have been negligible, and any and all discounts are known at the time of sale.  Sales are recorded net of sales returns and sales discounts.  There are no significant judgments or estimates associated with the recording of revenues.

Results of Operations

Three Months Ended March 31, 2010 and 2009

Net Sales

Our fiscal year ends on September 30.  During the fiscal quarter ended March 31, 2010, we had net sales of $125,506 compared to $126,760 in the fiscal quarter ended March 31, 2009.  Stains and reagent revenue accounted for $113,448 and our Care Services, including revenue for the ActiveOne™ service accounted for $12,058 of the total revenue.

Cost of Revenue

Cost of revenue totaled $151,038 in the fiscal quarter ended March 31, 2010, compared to $100,841 for the quarter ended March 31, 2009.  Of the total cost of revenues, stains and reagents accounted for $89,572 and Care Services accounted for $61,466.  The increase between the comparable quarters is due to the operation of our 24 hour a day, 7 days a week and 52 weeks a year CareCenter.

Research and Development Expenses

During the quarter ended March 31, 2010, we incurred research and development expenses of $32,639 compared to $20,468 in research and development expense incurred during the fiscal quarter ended March 31, 2009. The research and development expenses in the quarter ended March 31, 2010 has increased due to expenses related to the development of the ActiveOne+™ product.

Selling, General and Administrative Expenses

During the three months ended March 31, 2010, selling, general and administrative expenses totaled $1,610,751, compared to the same period one year ago, which totaled $156,806.  The increase in 2010 is the result of the following:

•	Other general and administration expenses including salaries of $122,000
•	Advertising expense associated with the ActiveOne product of $93,205
•	Non cash expense associated with the issuance of stock and warrants of $413,170
•	Non cash amortization of patents and other intangible assets of $580,910
•	Consulting expenses of $207,972
•	Travel expenses of $36,688

Other Income and Expense

During the quarter ended March 31, 2010, interest income was $0, compared to $4,341 in the quarter ended March 31, 2009.

Net Loss

We had a net loss for the three months ended March 31, 2010 totaling $1,705,956, compared to a net loss of $112,982 for the same period one year ago.  This increase in net loss is due to the items described above.

Six Months Ended March 31, 2010 and 2009

Net Sales

During the six months ended March 31, 2010, we had net sales of $238,360 compared to $231,067 in the six months ended March 31, 2009.  Stains and reagent revenue accounted for $221,869 and our Care Services, including revenue for the ActiveOne™ service accounted for $16,491 of the total revenue.

Cost of Revenue

Cost of goods sold totaled $308,697 in the first six months ended March 31, 2010, compared to $203,913 for the six months ended March 31, 2009.  Of the total cost of revenues, stains and reagents accounted for $186,610 and Care Services accounted for $122,087.  The increase between the comparable quarters is due to the operation of our 24 hour a day, 7 days a week and 52 weeks a year CareCenter.

Research and Development Expenses

During the six months ended March 31, 2010, we incurred research and development expenses of $196,969 compared to $126,406 during the six months ended March 31, 2009. The research and development expenses in the six months ended March 31, 2010 are for the development of the ActiveOne+ ™.

Selling, General and Administrative Expenses

During the six months ended March 31, 2010, selling, general and administrative expenses totaled $2,641,083 compared to the same period one year ago, which totaled $405,810.  The increase in 2010 is the result of the following:

•	Other general and administration expenses including salaries of $206,602
•	Advertising expense associated with the ActiveOne product of $169,780
•	Non cash expense associated with the issuance of stock and warrants of $826,340
•	Non cash amortization of patents and other intangible assets of $712,140
•	Consulting expenses of $278,722
•	Travel expenses of $41,689

Other Income and Expense

During the six months ended March 31, 2010, interest expense was $697,932, compared to interest income of $11,964 in the six months ended March 31, 2009.

Net Loss

We had a net loss for the six months ended March 31, 2010 totaling $2,968,034, compared to a net loss of $459,891 for the same period one year ago.  This increase in net loss is due primarily to the items described above.

Liquidity and Capital Resources

Six Months ended March 31, 2010

We have not historically financed operations entirely from cash flows from operating activities.  During the year ended September 30, 2009, we supplemented cash flows with funding from the sale of equity securities.

At March 31, 2010, we had unrestricted cash of $533,721, compared to cash of $830,931 at September 30, 2009. At September 30, 2009, we had a working capital deficit of $131,471, compared to a working capital deficit of $2,337,312 at March 31, 2010.

During the six months ended March 31, 2010, operating activities used cash of $888,032.

Investing activities for the six months ended March 31, 2010 used cash of $109,178.

Financing activities for the six months ended March 31, 2010 provided $700,000 of net cash.

For the six months ended March 31, 2010, we had a net loss of $2,968,034 and negative cash flows from operating activities totaling $888,032, compared to a net loss of $459,891 and negative cash flows from operating activities of $374,112 for the six months ended March 31, 2009.  As of September 30, 2009, our working capital deficit was $131,471 compared to a working capital deficit of $2,337,312 at March 31, 2010.  As of March 31, 2010, we had an accumulated deficit of $8,366,801 compared to $5,057,151 at September 30, 2009, and stockholders’ deficit at March 31, 2010, was $1,889,413, compared to stockholder’s equity of $986,437 at September 30, 2009.

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

In June 2009, the FASB issued accounting guidance on the consolidation of variable interest entities (VIEs). This new guidance revises previous guidance by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity.  This guidance will be effective at the beginning of the first fiscal year beginning after November 15, 2009. Early application is not permitted. We adopted this guidance during the quarter ended December 31, 2009.  This guidance did not have a material impact on the financial statements.

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

In October 2009, the FASB issued guidance on share-lending arrangements entered into on an entity's own shares in contemplation of a convertible debt offering or other financing.  This new guidance is effective for fiscal years beginning on or after December 15, 2009, and fiscal years within those fiscal years for arrangements outstanding as of the beginning of those years. Retrospective application is required for such arrangements and early application is not permitted.  The adoption of this guidance is not expected to significantly impact our results of operations and financial position.

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

This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010. We adopted this guidance during the quarter ended December 31, 2009.  This guidance did not have a material impact on the financial statements.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to our annual or interim financial statements will not be prevented or detected.

In the course of the management's assessment, it has identified the following material weakness in internal control over financial reporting.  Because of our small size, in terms of the number of employees, we lack segregation of duties and that is a material weakness.  As we grow, this weakness will be mitigated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 25, 2010, we sold 342,857 shares newly designated Series B Convertible Preferred Stock (the “Series B Preferred”). The aggregate purchase price of the Series B Preferred was $600,000 or $1.75 per share. The purchasers of the Series B Preferred shares were Gemini Master Fund, Ltd. and Harborview Master Fund, LP. The purchasers also received common stock purchase warrants to purchase 342,857 shares of the registrant’s common stock at a price of $3.00 per share. A copy of the Stock Purchase Agreement is included with this report as an exhibit under Item 9.01(d).

The Series B Preferred is convertible to common stock at a conversion price of $1.75 per share, subject to adjustment under conditions enumerated in the Designation. The right of conversion is subject to the limitation that at no time may a holder of shares of the Series B Preferred convert such shares if the number of shares of common stock to be issued pursuant to such conversion would cause the Holder to be directly or indirectly the beneficial owner (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules thereunder) of more than 4.99% of the issued and outstanding common stock of the registrant. The holder may waive this limitation under certain circumstances by giving advance written notice to the registrant, as provided in the Designation.

The offer and sale of the Series B Preferred were not registered under the Securities Act of 1933, in reliance upon exemptions from registration available for private sales of securities under Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act. The purchasers of the Series B Preferred shares are accredited investors.

As part of the transaction involving the sale of the Series B Preferred, the registrant also amended its agreement for the sale of its previously designated Series A Preferred. Under the amended agreement with the holders of the Series A Preferred, the parties agreed to remove the requirement that the registrant file a registration statement covering the shares of common stock issuable upon conversion of the Series A Preferred. The parties also agreed to amend the warrants issued in connection with the sale of the Series A Preferred to conform with the terms, including the expiration date, of the warrants issued in connection with the sale of the Series B Preferred. Copies of the form of the warrants and amended warrants are included as exhibits to this Current Report.

Proceeds from the sale of the Series B Preferred will be used by the registrant for general administrative and operating expenses.

Item 3.  Defaults Upon Senior Securities.

None.

Item 6. Exhibits.

Exhibit Number Description

(3)(i)	Articles of Incorporation of Registrant (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(3)(i)	Articles of Amendment to Articles of Incorporation of Registrant (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(3)(i)	First Amended and Restated Certificate of Designation of Rights and Preferences of the Series A Convertible Preferred Stock of ActiveCare, Inc., filed March 25, 2010.

(3)(ii)	Bylaws of Registrant (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(3)(ii)	Certificate of Designation of Rights and Preferences of the Series B Convertible Preferred Stock of ActiveCare, Inc. filed March 25, 2010.

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

(3)(v)	Certificate of Incorporation in Delaware, July 15, 2009, (incorporated by reference to exhibit filed with the Company’s 10-K for the year ended September 30, 2009)

(3)(vi)	By Laws of Company reflecting name change (incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended September 30, 2009).

(4)	Specimen of common stock certificate (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(4)(i)	Amended and Restated Class A Warrant to Purchase Common Stock of ActiveCare, Inc.

(4)(ii)	Class B Warrant to Purchase Common Stock of ActiveCare, Inc.

(4)(iii)	Class C Warrant to Purchase Common Stock of ActiveCare, Inc.

(10)(i)
Lease Agreement between RJF Company Ltd., and the Company, dated as of August 1, 2005 (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(10)(i)	Series B Convertible Preferred Stock Purchase Agreement dated March 25, 2010

(10)(ii)	Loan Agreement between the Company and SecureAlert (previously filed as in exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(10)(iii)	Promissory Note dated as of October 1, 2008 (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

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

(10)(vi)	License Agreement between the Company and SecureAlert (incorporated by reference to exhibit filed with the Company’s report on Form 10-Q for the period ended June 30, 2009).

(10)(vii)	License Agreement between the Company and Futuristic Medical Devices, LLC (incorporated by reference to exhibit filed with the Company’s report on Form 10-Q for the period ended June 30, 3009).

(10)(viii)	License Agreement between the Company and euromicron (incorporated by reference to exhibit filed with the Company’s report on Form 10-Q for the period ended June 30, 2009).

(10)(ix)	Statement of Work between Company and Quectel Wireless Solutions, Ltd. (incorporated by reference to exhibit to Company’s report on Form 10-K for the year ended September 30, 2009).

(11)	Computation of Statement of Earnings (included in financial statements filed herewith)

(31)(i)	Rule 13a–14(a)/15d–14(a) Certifications

(32)	Section 1350 Certifications

(99)(i)	Press Release dated March 29, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ActiveCare, Inc.

/s/ James Dalton
James Dalton Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2010

/s/ Michael G. Acton
Michael G. Acton Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 17, 2010