Form 10-Q
period 2010-06-30
ACTIVECARE, INC.
filed 2010-08-16
CIK 1429896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010
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
Yes  ☐   No  ☒
As of August 11, 2010, the registrant had 18,149,160 shares of common stock outstanding.

ActiveCare, Inc.
(Formerly Volu-Sol Reagents Corporation)

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.
ActiveCare, Inc
(Formerly Volu-Sol Reagents Corporation)
Condensed Consolidated Balance Sheets
(unaudited)
	June 30, 2010	September 30, 2009
Assets
Current assets:
Cash	$97,172	$830,931
Accounts receivable, net of allowance for doubtful accounts of $3,300and $3,000, respectively	98,628	63,469
Inventories, net of reserve of $36,540 and $34,517, respectively	43,284	48,965
Prepaid expenses and other assets	8,350	12,431
Total current assets	247,434	955,796

Property and equipment, net of accumulated depreciation of $425,623 and $408,652, respectively	91,927	71,967
Deposits	79,250	65,000
Domain Name, net of amortization of $536 and $0, respectively	13,764	-
Leased Equipment, net of amortization of $15,432 and $0, respectively	51,307	-
License agreement, net of amortization of $39,254 and $14,019, respectively	260,746	285,981
Intangible asset – access to financing, net of amortization of $735,840 and $40,880, respectively	-	694,960
Investment	50,000	-
Total assets	$794,428	$2,073,704

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc
(Formerly Volu-Sol Reagents Corporation)
Condensed Consolidated Balance Sheets
(unaudited) cont.

	June 30, 2010	September 30, 2009
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$449,138	$248,552
Derivative liability	1,198,050	-
Accrued expenses	269,859	154,544
Deferred Revenue	15,747	-
Related party notes payable	25,000	-
Unrelated party note payable, net of discount of $12,328 and $0, respectively	17,672	-
Accrued payable on license agreement	300,000	300,000
Series A convertible preferred stock, net of discount of $46,317 and $615,829, respectively (aggregate liquidation preference of $1,000,000)	953,683	384,171
Series B convertible preferred stock, net of discount of $221,178 and $0, respectively (aggregate liquidation preference of $600,000)	378,822	-
Total current liabilities	3,607,971	1,087,267
Total liabilities	3,607,971	1,087,267
Stockholders’ equity (deficit):
Preferred stock; $.00001 par value, 10,000,000 shares authorized; 0 and 0 shares issued and outstanding, respectively	-	-
Common stock, $.00001 par value, 50,000,000 shares authorized; 15,495,603 and 11,822,639 shares issued and outstanding, respectively	155	118
Additional paid in capital	8,212,842	6,043,470
Accumulated deficit	(11,026,540)	(5,057,151)
Total stockholders’ equity (deficit)	(2,813,543)	986,437
Total liabilities and stockholders’ equity (deficit)	$794,428	$2,073,704

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
(Formerly Volu-Sol Reagents Corporation)
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Revenues:
Care Services	$19,880	$-	$36,371	$-
Reagents	125,260	118,952	347,129	350,019
Total revenues	145,140	118,952	383,500	350,019

Cost of Revenue
Care Services	74,525	-	196,612	-
Reagents	86,772	95,224	273,382	299,136
Total cost of revenues	161,297	95,224	469,994	299,136
Gross margin	(16,157)	23,728	(86,494)	50,883

Operating expenses
Research and development	16,610	12,538	213,579	138,944
Selling, general and administrative	2,070,983	550,947	4,712,066	956,757

Loss from operations	(2,103,750)	(539,757)	(5,012,139)	(1,044,818)

Other income (expenses):
Gain (loss) on derivative liability	(161,332)	-	477,297	-
Interest income	-	2,262	-	14,723
Interest expense	(394,657)	(739)	(1,092,589)	(1,237)
Other income (expenses)	-	2,400	(342)	35,607

Net loss	$(2,659,739)	$(535,834)	$(5,627,773)	$(995,725)

Net loss per common share – basic and diluted	$(.18)	$(.05)	$(.43)	$(0.11)

Weighted average shares – basic and diluted	14,774,688	10,072,000	13,017,780	9,346,000

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
(Formerly Volu-Sol Reagents Corporation)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(5,627,773)	$(995,725)
Adjustments to reconcile net loss to net cash used
In operating activities:
Depreciation and amortization	753,992	15,184
Amortization of deferred consulting and financing	558,868	-
Common stock issued for services	200,037	187,497
Warrants issued for services	1,714,828	252,031

Amortization of debt discount recorded as interest expense	970,252	-
Common stock issued for interest	45,162	-
Gain on derivative liability	(477,296)	-
Changes in operating assets and liabilities:
Accounts receivable	(35,159)	12,858
Interest receivable	-	(14,252)
Inventories	5,681	348
Prepaid expenses and other assets	(60,168)	(11,262)
Accounts payable	199,724	26,953
Accrued liabilities	115,315	(39,005)
Deferred revenue	15,747	-
Net cash used in operating activities	(1,620,790)	(565,373)

Cash flows from investing activities:
Payments for property and equipment	(36,930)	(11,549)
Purchase of leased equipment	(71,500)	-
Disposal of leased equipment	4,761	-
Purchase of intangibles	(14,300)	-
Net cash used in investing activities	(117,969)	(11,549)

Cash flows from financing activities:
Shares issued for option exercise	350,000
Proceeds from related-party notes	55,000	303,280
Proceeds from sale of common stock	-	200,000
Issuance of Series B preferred stock	600,000	-
Net cash provided by financing activities	1,005,000	503,280

Net decrease in cash	(733,759)	(73,642)
Cash, beginning of period	830,931	474,146

Cash, end of period	$97,172	$400,504

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
(Formerly Volu-Sol Reagents Corporation)
Condensed Consolidated Statements of Cash Flows
(unaudited) cont.

	Nine Months Ended June 30,
	2010	2009
Supplemental Cash Flow Information:

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non-Cash Investing and Financing:
Issuance of stock for loan origination fees	$50,500	$-
Patent license purchased with debt	$-	$300,000

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation

The unaudited interim condensed consolidated financial information of ActiveCare, Inc. (the “Company” or “ActiveCare”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2010, and results of its operations for the three and nine months ended June 30, 2010 and 2009.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.  The results of operations for the three and nine months ended June 30, 2010 may not be indicative of the results for the fiscal year ending September 30, 2010.

Going Concern

The Company incurred a net loss and has negative cash flows from operating activities for the years ended September 30, 2009 and 2008 and for the period ended June 30, 2010.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Care Services
“Care Services” include lease contracts in which the Company provides Care Services and leases devices to distributors or end users and the Company retains ownership of the leased device.  The Company typically leases its devices on a month-to-month contract with customers (members) that use the Company’s Care Services.  However, these contracts may be cancelled by either party at anytime with 30 days notice.  Under the Company’s standard contract, the leased device becomes billable on the date the customer (member) orders the product, and remains billable until the device is returned to the Company.  The Company recognizes revenue on leased devices at the end of each month that Care Services have been provided.  In those circumstances in which the Company receives payment in advance, the Company records these payments as deferred revenue.

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

Customers order the Company’s product lines by phone or website.  The Company does not enter into long-term contracts.  All of the Company Care Services sales are made with net 30-day payment terms.

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

Accounting standards state that, “an enterprise shall report revenues from external customers for each product and service or each group of similar products and services unless it is impractical to do so.”  In the Care Services revenue line, vast majority of the Company’s sales are Care Service revenue.  Because Care Service equipment sales are not material to the financial statements, the Company discloses sales as one line item.

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

Customers order the Company’s diagnostic Stain product lines by purchase order.  The Company does not enter into long-term contracts.  Its diagnostic equipment sales were $3,938 for the three months ended June 30, 2010 and its medical diagnostic stain sales were $121,322 for the three months ended June 30, 2010.  All of the Company’s sales are made with net 30-day payment terms.

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

The Company’s diagnostic stain products have not been modified significantly for several years.  There is significant history on which to base the Company’s estimates of sales returns.  These sales returns have been negligible.

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

Common share equivalents consist of shares issuable upon the exercise of common stock warrants, and shares issuable upon conversion of preferred stock.  As of June 30, 2010 and 2009, there were 14,663,865 and 0 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

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

Beginning October 1, 2009, the Company recognized the fair value of the Class A and Class B warrants along with the embedded conversion features of the Series A Preferred Stock (“Series A”) as derivative liabilities on its consolidated balance sheet. This was as a result of the adoption of new guidance as found in ASC Topic 815-10, effective for the Company at the beginning of this fiscal year.  Accordingly, changes in the fair value of these liabilities at each reporting period are required to be recognized as non-cash expense or income in the consolidated statement of operations.  Future movements in the Company’s stock price alone can materially affect both its results of operations and financial position in the future.  Substantial movements in the Company’s stock price could result in material volatility in the Company’s results of operations and financial position.

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

The fair value of the warrants and beneficial conversion feature on the Series A of $712,818 was included in additional paid-in capital on the issuance date of the Preferred stock and warrants (September 10, 2009).  As a result of the reclassification to derivative liabilities, the cumulative effect of these adjustments on October 1, 2009 was an increase in the discount on the Series A of $255,159, an increase in derivative liability of $1,309,593, a reduction of additional paid-in capital of $712,818 and a corresponding increase in the Company’s accumulated deficit of $341,616. See Notes 11 and 13 for further treatment of the derivative liabilities.

6.	Inventory

Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out ("FIFO") method. Inventories consisted of raw materials, work-in-process, and finished goods.  Inventories as of June 30, 2010 and September 30, 2009 were as follows:

	June 30	September 30

Raw materials	$69,284	$38,851
Work in process	4,216	5,422
Finished goods	6,324	39,209
Reserve for inventory obsolescence	(36,540)	(34,517)
Total inventory	$43,284	$48,965

Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable value could change in the near term.

7.	Property and Equipment

Property and equipment consisted of the following as of June 30, 2010 and September 30, 2009:

	June 30	September 30
Equipment	$196,690	$171,577
Software	19,259	15,498
Leasehold improvements	274,437	269,448
Furniture and fixtures	27,164	24,096
	517,550	480,619
Accumulated depreciation	(425,623)	(408,652)
Property and equipment, net of accumulated depreciation	$91,927	$71,967

Depreciation expense for the nine months ended June 30, 2010 and 2009 was $16,970, and $8,868, respectively.

8.	Leased Equipment

The Company purchases equipment that it intends to lease to customers under certain terms.  Leased equipment consisted of the following as of June 30, 2010 and September 30, 2009:

	June 30	September 30
Leased equipment	$66,739	$-
Accumulated depreciation	(15,432)	-
Leased equipment, net of accumulated depreciation	$51,307	$-

Depreciation expense for the three months ended June 30, 2010 and the year ended September 30, 2009 was $4,580 and $0, respectively.

9.	Investment

On May 21, 2010, the Company entered into a “Co-Development and Exclusive Distribution Agreement” with Vista Therapeutics, Inc. (“Vista”) for the development and co-marketing of NanoBiosensor™ -based biomarker assessment products for use with the Company’s proprietary line of continuous patient monitoring products marketed to the elderly and senior market.  In connection with the co-development agreement, the Company made an investment in Vista’s Series B Preferred Stock in the amount of $50,000.  The Vista Series B Preferred Stock is convertible into Common Stock of Vista under certain conditions and grants to the holder certain rights and preferences, subject to prior rights granted to the holders of Vista’s Series A-1 Preferred Stock and Series A-2 Preferred Stock.

10.           Patent License Agreement

During the year ended September 30, 2009, the Company licensed the use of certain patents from a third party.  This license agreement will aid the Company as it furthers its business plan.  The Company is required to pay $300,000 plus a 5% royalty on the net sales of all licensed products and it has the right to purchase the underlying patents for 4,000,000 shares of common stock. The Company has capitalized the patents and is amortizing them over the remaining estimated useful life of 9 years.  The Company has recognized $25,235 and $14,019 of amortization expense for the nine months ended June 30, 2010 and the year ended September 30, 2009, respectively.  The Company had not paid the $300,000 as of June 30, 2010.

11.	Related-Party Notes Payable

During the quarter ended June 30, 2010, the Company owed $100,000 to two officers of the Company.  These notes have an annual interest rate of 12% and are due on demand.  The Company paid back $75,000 during the quarter ended June 30, 2010.  Accrued interest on these notes totaled $1,833 for the quarter ended June 30, 2010.

12.	Note Payable

The Company borrowed $30,000 from an unrelated party.  The note has an annual interest rate of 12% and is due on December 31, 2010.  The Company issued 20,000 shares of common stock to the lender along with the note.  These stocks are recorded at a value of $13,333 as discount of the note.  Accrued interest and discount amortization for this note totaled $150 and $1,005 respectively for the quarter ended June 30, 2010.

13.	Series A Convertible Preferred Stock

Concurrent with the closing of the acquisition of HG on September 10, 2009 (see Note 19), the Company issued 571,428 shares of Series A for $1.75 per share, or a total of $1,000,000.  The purchasers received one Class A warrant and one Class B warrant for each share of Series A purchased.  The Series A par value is $.00001 per share and the stated value is $1.75 per share.

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

The Series A is convertible at any time at the holder’s option at $1.75 per share.  The conversion rate is adjusted for stock splits, combinations, dividends and distributions, reclassifications, exchanges, substitutions, reorganizations, mergers, consolidations or sales of assets. The conversion rate is also adjusted when the Company issues or sells any additional shares of common stock or equivalents, at a price per share less than the conversion rate then in effect.  In no case can the conversion be less than $0.25 per share.

Cumulative dividends of 8% of the stated value per share per annum accrue daily and are payable quarterly commencing on March 31, 2010.  Dividends are payable at the Company’s option in cash or, in certain circumstances, in registered shares of the Company’s common stock.  As of June 30, 2010, the Company had accrued approximately $19,945 of dividends for the quarter.

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

14.	Series B Convertible Preferred Stock

On March 23, 2010, the Company issued 342,857 shares of Series B Convertible Preferred Stock (“Series B”) for $1.75 per share, or a total of $600,000.  The purchasers received one Class C warrant for each share of Series B purchased.  The Series B par value is $.00001 per share and the stated value is $1.75 per share.

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

The Series B is convertible at any time at the holder’s option at $1.75 per share.  The conversion rate is adjusted for stock splits, combinations, dividends and distributions, reclassifications, exchanges, substitutions, reorganizations, mergers, consolidations or sales of assets. The conversion rate is also adjusted when the Company issues or sells any additional shares of common stock or equivalents, at a price per share less than the conversion rate then in effect.  In no case can the conversion be less than $0.25 per share.

Cumulative dividends of 8% of the stated value per share per annum accrue daily and are payable quarterly commencing on March 31, 2010.  Dividends are payable at the Company’s option in cash or, in certain circumstances, in registered shares of the Company’s common stock.  As of June 30, 2010, the Company had accrued approximately $12,888 of dividends as part of accrued expenses in the financial statements.

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

Certain conversion features on the Series B, along with the warrants were required to be classified as derivatives and carried at their fair value. The fair value of these derivatives on the date of issuance of $365,754 resulted in a debt discount to be amortized over the life of the redemption provision of the preferred stock of one year. During the quarter ended June 30, 2010, $144,576 of the discount was amortized as interest expense.  The balance of the debt discount on June 30, 2010 was $221,178.  See Note 13 for further discussion.

15.           Derivative Liability

The Company does not hold or issue derivative instruments for trading purposes.  However, the Company has warrants and convertible preferred stock that contain embedded derivative features that require separate valuation from the convertible preferred stock.  The Company recognizes these derivatives as liabilities in its balance sheet, measures them at their estimated fair value, and recognizes changes in their estimated fair value in earnings (losses) in the period of change.  As of June 30, 2010, the derivative instruments had a fair value of $1,198,050 and the Company recognized a derivative valuation gain of $477,297 for the nine month period then ended.

16.	Preferred Stock

The Company is authorized to issue 10,000,000 shares of undesignated preferred stock, with a par value of $0.00001 per share.  Pursuant to the Company's Certificate of Incorporation, the Company's board of directors has the authority to amend the Company's Certificate of Incorporation, without further shareholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock and to create one or more series of preferred stock and fix the number of shares of each such series and determine the preferences, limitations and relative rights of each series of preferred stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, and liquidation preferences.  On September 10, 2009, the board of directors designated the Series A.  See Note 11 for details.  On March 23, 2010, the board of directors designated the Series B.  See Note 12 for details.

17.	Common Stock

During the nine months ended June 30, 2010, the Company issued 3,672,964 shares of common stock as follows:

•	2,000,000 shares were issued for services to be performed over a 15-month period by Huskies Services, Inc. for a value of $2,020,000.
•	50,000 shares were issued in connection with a line of credit provided by an officer of the Company.
•	40,000 shares were issued for services to be performed by Catalyst:SF for a value of $40,400.
•	44,714 shares were issued in connection with dividends on preferred stock.
•	27,500 shares were issued in connection with loans to the Company.
•	110,750 shares were issued to employees for services performed for a value of $149,513.
•	1,400,000 shares were issued upon the exercise of warrants by the CEO of the Company.

18.	Warrants

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

As of June 30, 2010, only 5,060,000 of these warrants had vested.  1,060,000 warrants were vested once the Company’s common stock began trading.  The Company’s board of directors accelerated vesting 4,000,000 warrants based on the CEO’s performance. The balance will only vest in future periods upon completion of specific performance criteria.

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

On September 4, 2009, the Company issued 571,428 shares of Series A for $1.75 per share, or a total of $1,000,000.  The purchasers received one Class A warrant and one Class B warrant for each share of Series A purchased.  The Class A and B warrants have identical terms, other than the exercise price.  The exercise price of the Class A warrants is $1.75, and the exercise price of the Class B warrants is $2.25.  The warrants are immediately exercisable for the purchase of shares of the Company’s common stock through September 4, 2014.

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

The warrants’ exercise price will be adjusted downward if the Company issues any additional shares of common stock (excluding certain issuances), at a price per share less than the warrants’ exercise price then in effect or without consideration (in which case such additional shares of common stock shall be deemed to have been issued at a price per share of $.00001).  If this occurs, then the warrants’ exercise price upon each such issuance shall be adjusted to the price equal to the consideration per share paid for such additional shares of common stock, and the number of shares of common stock for which the warrants are exercisable shall be increased such that the aggregate warrant exercise price payable hereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment.  In no case can the conversion be less than $0.25 per share.

The total expense associated with these warrants is $3,452,921, of which $1,491,542 was recognized in prior periods and $697,330 is being recognized as non-cash consulting expense during the quarter ended June 30, 2010.  The balance of $1,264,049/ will be expensed in future periods.

On March 23, 2010, the Company issued 342,857 shares of Series B for $1.75 per share, or a total of $600,000.  In conjunction with this private placement, the Company issued 342,857 Class C warrants at an exercise price of $3.00 per share.  These Class C warrants have the same provisions as Series A and Series B as disclosed above.  The price and number of Class B warrants has changed from $2.25 to $1.75 and from 571,428 to 734,694.  The warrants are immediately exercisable for the purchase of shares of the Company’s common stock through March 24, 2015.

19.	Segment Information

The Company is organized into two business segments based primarily on the nature of the Company's products. The Stains and Reagents segment is engaged in the business of manufacturing and marketing medical diagnostic stains, solutions and related equipment to hospitals and medical testing labs. The ActiveCare segment is engaged in the business of developing, distributing and marketing mobile health monitoring and concierge services to distributors and consumers.  The Care Services part of the Company’s business started during the quarter ended December 31, 2009. Prior to that time the Company did not allocate any expenses or assets between the segments.

The following table reflects certain financial information relating to each reportable segment for the three and nine month periods ended June 30, 2010 and 2009:

	ActiveCare	Stains and Reagents	Total
Three Months Ended June 30, 2010
Sales to external customers	$19,880	$125,260	$145,140
Segment income (loss)	$(2,554,080)	$(105,659)	$(2,659,739)
Segment assets	$584,707	$209,721	$794,428
Depreciation and amortization	$13,170	$6,252	$19,422

Three Months Ended June 30, 2009
Sales to external customers	$-	$118,952	$118,952
Segment income (loss)	$-	$(535,834)	$(535,834)
Segment assets	$-	$1,207,165	$1,207,165
Depreciation and amortization	$-	$9,316	$9,316

	ActiveCare	Stains and Reagents	Total
Nine Months Ended June 30, 2010
Sales to external customers	$36,371	$347,129	$383,500
Segment income (loss)	$(5,016,033)	$(611,740)	$(5,627,773)
Segment assets	$584,707	$209,721	$794,428
Depreciation and amortization	$737,022	$16,970	$753,992

Nine Months Ended June 30, 2009
Sales to external customers	$-	$350,019	$350,019
Segment income (loss)	$-	$(995,725)	$(995,725)
Segment assets	$-	$1,207,165	$1,207,165
Depreciation and amortization	$-	$15,184	$15,184

20.	Commitments and Contingencies

The Company leases a facility under a non-cancelable operating lease that expires in November 2010.  Future minimum rental payments under the non-cancelable operating lease as of September 30, 2009 are approximately as follows:

Lease Obligations
Year Ending September 30:
2010	$87,006
2011	32,146
2012	20,633
2013	17,600
Total	$157,385

Rent expense related to this non-cancelable operating lease was approximately $22,500 for the quarters ended June 30, 2009 and June 30, 2010.

21.	Acquisition

On September 4, 2009, the Company completed the acquisition of HG Partners, Inc. (“HG”) by acquiring 100% of HG’s common stock.  Consideration consisted of 840,000 shares of the Company’s common stock valued at $735,840.  The Company acquired HG to gain access to future financing sources, including HG’s shareholders.

No assets, nor liabilities nor operations were acquired from HG.  The purchase price of $735,840 was allocated to an intangible asset (access to financing sources).  The Company has capitalized the intangible asset and was amortizing it on a straight-line basis over the remaining useful life of 18 months.  The Company recognized $40,880 of amortization expense for the year ended September 30, 2009 comparing to $694,960 for the nine month ended June 30, 2010.  In conjunction with the issuance of the Series B, the Company expensed the remaining balance during the quarter ended June 30, 2010.

22.	Subsequent Event

Subsequent to June 30, 2010, the Company had the following transactions:

•	The board of directors approved the creation of a new series of preferred stock.
•	1,180,000 restricted shares of common stock were issued to employees and consultants of the Company for services performed.
•	The Company issued 128,000 restricted shares of common stock upon the exercise of warrants.
•	The Company approved the accelerated vesting of all prior warrants issued to the board of directors and officers of the Company.
•	The board approved compensation to the CEO of the Company of $350,000. This compensation was used for the exercise of 1,400,000 warrants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader better understand ActiveCare, our operations and our present business environment.  This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements for the fiscal years ended September 30, 2009 and 2008 and the accompanying notes thereto contained in those reports. Unless otherwise indicated, the terms “ActiveCare,” the “Company,” “we,” and “our” refer to ActiveCare, Inc., a Delaware corporation, formerly Volu-Sol Reagents Corporation, a Utah corporation.

Overview

Historically, our core business has been the manufacture, distribution and sale of medical diagnostic stains and solutions.  In February 2009, we were spun off from our former parent, SecureAlert, Inc., formerly known as RemoteMDx, Inc. (“SecureAlert”).  In connection with the spin-off, we acquired from SecureAlert the exclusive license rights to certain technology, including patent rights utilizing GPS and cellular communication and monitoring technologies for use in the healthcare and personal security markets.  In addition to the above technologies, the Company also acquired nano biosensor technology from Vista Therapeutics.  This technology will allow the Company to monitor the health and wellness of its members.  Our business plan is to develop and market products for monitoring the health and providing assistance to mobile and homebound seniors and the chronically ill, including those who may require a personal assistant to check on them during the day to ensure their safety and well being.

Recent Developments

We have financed operations exclusively through the sale of equity securities and short-term debt.  Accordingly, if our revenues continue to be insufficient to meet our needs, we will attempt to secure additional financing through traditional bank financing or a debt or equity offering. However, because of the development stage nature of our business and the potential of a future poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our continuing plan of operations. There can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering. In addition, if we only have nominal funds with which to conduct our business activities, this will negatively impact our results of operations and financial condition.

In July 2010, we entered into a “Distribution Agreement” with AL Amerilife, LLC (“Amerilife”) for the distribution of our services to insurance and financial services customers of Amerilife. Under the terms of the Distribution Agreement, Amerilife is granted the exclusive right to distribute our services to the insurance and financial services market within the United States and Puerto Rico.  The exclusive grant is conditioned upon Amerilife obtaining minimum distribution levels in each year.

During May 2010, the Company entered into a “Co-Development and Exclusive Distribution Agreement” with Vista Therapeutics, Inc. (“Vista”) for the development and co-marketing of NanoBiosensor™ -based biomarker assessment products for use with ActiveCare’s proprietary line of continuous patient monitoring products marketed to the elderly and senior market.  Under the terms of the agreement, Vista will develop instruments and software incorporating its patented and proprietary nano biosensor technology for use by ActiveCare. The newly developed products will seek to provide value-added services to the primary markets for ActiveCare’s monitoring products, allowing ActiveCare to add to its position and fall-detection monitoring, monitoring of specific health conditions using biomarkers identified jointly by the parties to the agreement.

ActiveCare is granted an exclusive license to use the technology delivered under the co-development agreement.  In consideration of this license and the development activities of Vista under the agreement, ActiveCare will pay Vista the sum of $15,000 per month for a period of 15 months, commencing July 1, 2010. ActiveCare will also pay Vista a fee of $50,000 for each of three successfully completed assays included in double-blind studies for medical conditions jointly identified by the parties during the term of the agreement.

In addition, ActiveCare may acquire a sub-license to Vista’s proprietary nanowire technology following the development of deliverables under the agreement. The grant of such sublicenses will be subject to the payment of fees and royalties as agreed by the parties when the sublicense becomes effective.

In connection with the co-development agreement, ActiveCare also made an investment in Vista’s Series B Preferred Stock in the amount of $50,000.  The Vista Series B Preferred Stock is convertible into Common Stock of Vista under certain conditions and grants to the holder certain rights and preferences, subject to prior rights granted to the holders of Vista’s Series A-1 Preferred Stock and Series A-2 Preferred Stock.

Under the trademark ActiveOne™ we have developed a product that incorporates GPS, cellular capability, and fall detection, all of which are connected to a 24 hour care center (the “CareCenter”) with the push of a button. The transmitter can be worn on a neck pendant or carried in a purse, and it sends a cellular signal to our CareCenter. When the wearer of the device pushes the button, the staff at the CareCenter evaluates the situation and decides whether to call emergency services or a designated friend or family member.

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

We have conducted research and development (“R&D”) on a GPS/Cellular communications device and on a water resistant wrist device that will detect falls and include a speaker and microphone. Our goal is to develop a wristwatch-size device that incorporates Vista Therapeutics nano biosensor technology.  Once incorporated into the Company’s device, this technology will allow the Company to monitor the health of its members.

An important part of this R&D program is our relationship with Quectel Wireless Solutions, Ltd. (“Quectel”).  Quectel, based in Shanghai, China, is a supplier of high quality wireless modules and trackers that use GSM, GPRS and GPS technology.  Its products are used worldwide for automotive, smart metering, control and monitoring, tracking and tracing, payment, security, and many other Machine-to-Machine products.  In December 2009, we entered into an agreement with Quectel.  Under this agreement, Quectel manufactures our ActiveOne product and performs the research and development of the ActiveOne+ product.

CareCenter

In concert with the development of our products, we also created the CareCenter.  In contrast with a typical call center, our CareCenter is equipped with hardware and software that pinpoints the location of the incoming caller by utilizing GPS technology.  This capability is referred to as telematic.  The Care Specialist’s computer screen can identify the caller as well as locate the caller’s precise location on a detailed map.  The CareCenter will have the ability to review medical records and the information provided by nano biosensor device of the Company’s members.  We believe the CareCenter is and will be the cornerstone of our business.

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

With respect to concentration of credit risk, allowances for doubtful accounts receivable, inventories, impairment of assets, revenue recognition, and research and development, those material accounting policies that we believe are critical to an understanding of our financial results and condition are as described below.

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

Care Services

“Care Services” include lease contracts in which we provide Care Services and lease devices to distributors or end users and we retain ownership of the leased device.

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

We recognize Care Services revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer, prices are fixed or determinable and collection is reasonably assured.  Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold. Neither the sale of diagnostic equipment nor the sale of medical diagnostic stains contains multiple deliverables.

Customers order our Care Services product lines by phone or website.   We do not enter into long-term contracts.  All of our sales are made with net 30-day payment terms.
In connection with generally accepted accounting principles to qualify for the recognition of revenue at the time of sale, we note the following criteria that are applicable to our recognition of revenue from Care Services:

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

Accounting standards state that, “an enterprise shall report revenues from external customers for each product and service or each group of similar products and services unless it is impractical to do so.”  The vast majority of our Care Services sales are service revenue.  Because Care Service equipment sales are not material to the financial statements, we disclose sales as one line item.

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

Our diagnostic stain products have not been modified significantly for several years.  There is significant history on which to base our estimates of sales returns.  These sales returns have been negligible.  Customers may return diagnostic equipment within 30 days of the purchase date.  Customers may return the medical diagnostic stains within 30 days of the purchase date provided that the stain’s remaining life is at least 8 months.  Customers must obtain prior authorization for a product return.

In connection with accounting standards criteria to qualify for the recognition of revenue at the time of sale, the following apply to our recognition of revenue from diagnostic stain sales:

•	The price to the buyer is fixed or determinable at the date of sale.
•	The buyer has paid us, or the buyer is obligated to pay us within 30 days, and the obligation is not contingent on resale of the product
•	The buyer's obligation to us would not be changed in the event of theft or physical destruction or damage of the product.
•	The buyer acquiring the product for resale has economic substance apart from that provided by us.
•	We do not have significant obligations for future performance to directly bring about resale of the product by the buyer.
•	The amount of future returns can be reasonably estimated and they are negligible.

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

Results of Operations

Three Months Ended June 30, 2010 and 2009

Net Sales

Our fiscal year ends on September 30.  During the fiscal quarter ended June 30, 2010, we had net sales of $145,140 compared to $118,952 in the fiscal quarter ended June 30, 2009.  Stains and reagent revenue accounted for $125,260 and our Care Services, including revenue for the ActiveOne™ service, accounted for $19,880 of the total revenue.  The reason for the revenue increase is the introduction and revenue from services of the ActiveOne PAL during 2010.

Cost of Revenue

Cost of revenue totaled $161,297 in the fiscal quarter ended June 30, 2010, compared to $95,224 for the quarter ended June 30, 2009.  Of the total cost of revenues, stains and reagents accounted for $86,772 and Care Services accounted for $74,525.  The increase between the comparable quarters is due to the operation of our 24 hour a day, 7 days a week and 52 weeks a year CareCenter.

Research and Development Expenses

During the quarter ended June 30, 2010, we incurred research and development expenses of $16,610 compared to $12,538 in research and development expense incurred during the fiscal quarter ended June 30, 2009. The research and development expenses in the quarter ended June 30, 2010 has increased due to expenses related to the development of the ActiveOne+™ product.  We expect research and development expenses to increase in future quarters.

Selling, General and Administrative Expenses

During the three months ended June 30, 2010, selling, general and administrative expenses totaled $2,070,983, compared to the same period one year ago, which totaled $550,947.  The increase in 2010 is the result of the following:

•	Other general and administration expenses including salaries increased $330,931.
•	Advertising expense associated with the ActiveOne product increased $111,026.
•	Non cash expense associated with the issuance of stock and warrants increased $493,957.
•	Non cash amortization of patents and other intangible assets increased $2,274.
•	Consulting expenses increased $505,472.
•	Travel expenses increased $76,376.

Other Income and Expense

During the quarter ended June 30, 2010, interest expense was $394,657, compared to interest income of $1,523, net of interest expense of $739 in the quarter ended June 30, 2009.

Net Loss

We had a net loss for the three months ended June 30, 2010 totaling $2,659,739, compared to a net loss of $535,834 for the same period one year ago.  This increase in net loss is due to the items described above.

Nine Months Ended June 30, 2010 and 2009

Net Sales

During the nine months ended June 30, 2010, we had net sales of $383,500 compared to $350,019 in the nine months ended June 30, 2009.  Stains and reagent revenue accounted for $347,129 and our Care Services, including revenue for the ActiveOne™ service accounted for $36,371 of the total revenue.  The reason for the revenue increase is the introduction and revenue from services of the ActiveOne PAL in 2010.

Cost of Revenue

Cost of goods sold totaled $469,994 in the first nine months ended June 30, 2010, compared to $299,136 for the nine months ended June 30, 2009.  Of the total cost of revenues, stains and reagents accounted for $273,382 and Care Services accounted for $196,612.  The increase between the comparable quarters is due to the operation of our 24 hours a day, 7 days a week and 52 weeks a year CareCenter.

Research and Development Expenses

During the nine months ended June 30, 2010, we incurred research and development expenses of $213,579 compared to $138,944 during the nine months ended June 30, 2009. The research and development expenses in the nine months ended June 30, 2010 are for the development of the ActiveOne+ ™.

Selling, General and Administrative Expenses

During the nine months ended June 30, 2010, selling, general and administrative expenses totaled $4,712,066 compared to the same period one year ago, which totaled $956,757.  The increase in 2010 is the result of the following:

•	Other general and administration expenses including salaries increased $542,650.
•	Advertising expense associated with the ActiveOne product increased $279,469.
•	Non cash expense associated with the issuance of stock and warrants increased $1,320,297.
•	Non cash amortization of patents and other intangible assets increased $714,414.
•	Consulting expenses increased $780,414.
•	Travel expenses increased $118,065.

Other Income and Expense

During the nine months ended June 30, 2010, interest expense was $1,092,589, compared to interest income of $13,486, net of interest expense of $1,237 in the nine months ended June 30, 2009.

Net Loss

We had a net loss for the nine months ended June 30, 2010 totaling $5,627,773, compared to a net loss of $995,725 for the same period one year ago.  This increase in net loss is due primarily to the items described above.

Liquidity and Capital Resources

Nine Months ended June 30, 2010

We have not historically financed operations entirely from cash flows from operating activities.  During the year ended September 30, 2009, we supplemented cash flows with funding from the sale of equity securities.

At June 30, 2010, we had unrestricted cash of $97,172, compared to cash of $830,931 at September 30, 2009. At September 30, 2009, we had a working capital deficit of $131,471, compared to a working capital deficit of $3,360,537 at June 30, 2010.

During the nine months ended June 30, 2010, operating activities used cash of $1,620,790.  Investing activities for the nine months ended June 30, 2010 used cash of $117,969.  Financing activities for the nine months ended June 30, 2010 provided $1,005,000 of net cash.

For the nine months ended June 30, 2010, we had a net loss of $5,627,773 and negative cash flows from operating activities totaling $1,620,790 , compared to a net loss of $995,725 and negative cash flows from operating activities of $565,373 for the nine months ended June 30, 2009.  As of September 30, 2009, our working capital deficit was $131,471 compared to a working capital deficit of $3,360,537 at June 30, 2010.  As of June 30, 2010, we had an accumulated deficit of $11,026,540compared to $5,057,151 at September 30, 2009, and stockholders’ deficit at June 30, 2010, was $2,813,543, compared to stockholder’s equity of $986,437 at September 30, 2009.

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

Going Concern

Our significant accumulated deficits and negative cash flows raise substantial doubt about our ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.  Our plan with respect to this uncertainty is to focus on sales of our reagent products and our Care Services, to complete strategic acquisitions and business combinations, and to raise capital through the offer and sale of our equity securities.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay debts.  Likewise, there can be no assurance that we will be successful in raising additional capital from the sale of equity or debt securities.  If we are unable to increase revenues or obtain additional financing, we will be unable to continue the development of its products and would likely cease operations.

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

We are in the process of improving our internal control over financial reporting in an effort to eliminate this material weakness.  In the mean time we are working to improve supervision and training of our staff to further mitigate the weakness of lacking segregation of duties.  However, additional effort is needed to fully remedy this deficiency. Our management, audit committee, and directors will continue to work with our auditors and outside advisors to ensure that our controls and procedures are adequate and effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 25, 2010, we sold 342,857 shares of newly designated Series B Convertible Preferred Stock (the “Series B”). The aggregate purchase price of the Series B shares was $600,000 or $1.75 per share. The purchasers of the Series B shares were Gemini Master Fund, Ltd. and Harborview Master Fund, LP. The purchasers also received common stock purchase warrants to purchase 342,857 shares of our common stock at a price of $3.00 per share.

The Series B is convertible to common stock at a conversion price of $1.75 per share, subject to adjustment under conditions enumerated in the Designation of Rights and Preferences of the Series B (the “Designation”). The right of conversion is subject to the limitation that at no time may a holder of shares of the Series B convert such shares if the number of shares of common stock to be issued pursuant to such conversion would cause the holder to be directly or indirectly the beneficial owner (as determined in accordance with Section 13(d) of the Exchange Act, and the rules thereunder) of more than 4.99% of our issued and outstanding common stock. The holder may waive this limitation under certain circumstances by giving advance written notice to the registrant, as provided in the Designation.

The offer and sale of the Series B shares were not registered under the Securities Act of 1933, in reliance upon exemptions from registration available for private sales of securities under Section 4(2) of the “Securities Act” and Regulation D promulgated under the Securities Act. The purchasers of the Series B shares are accredited investors.

As part of the transaction involving the sale of the Series B, we also amended the agreement for the sale of our previously designated Series A Convertible Preferred Stock (the “Series A”). Under the amended agreement with the holders of the Series A, the parties agreed to remove the requirement that we file a registration statement covering the shares of common stock issuable upon conversion of the Series A. The parties also agreed to amend the warrants issued in connection with the sale of the Series A shares to conform with the terms, including the expiration date, of the warrants issued in connection with the sale of the Series B shares.

Proceeds from the sale of the Series B shares will be used by the registrant for general administrative and operating expenses.

Item 3.  Defaults Upon Senior Securities.

None.

Item 6. Exhibits.

         Exhibit Number                                                                  Description

(3)(i)	Articles of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(3)(i)	Articles of Amendment to Articles of Incorporation (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(3)(i)	First Amended and Restated Certificate of Designation of Rights and Preferences of the Series A Convertible Preferred Stock, filed March 25, 2010.

(3)(ii)	Bylaws (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(3)(ii)	Certificate of Designation of Rights and Preferences of the Series B Convertible Preferred Stock, filed March 25, 2010.

(3)(iii)
Designation of Rights and Preferences of Series A Convertible Preferred Stock, September 10, 2009 (previously filed as exhibit to Current Report on Form 8-K, filed September 11, 2009, incorporated by reference).

(3)(iv)	Articles of Amendment to Articles of Incorporation changing name to ActiveCare, Inc. (incorporated by reference from the Company’s 10-K for the year ended September 30, 2009)

(3)(v)	Certificate of Incorporation in Delaware, July 15, 2009, (incorporated by reference to exhibit filed with the Company’s 10-K for the year ended September 30, 2009)

(3)(vi)	By Laws of Company reflecting name change (incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended September 30, 2009).

(4)	Specimen of common stock certificate (previously filed as an exhibit to the Company’s Registration Statement on Form S-1 and incorporated herein by reference).

(4)(i)	Amended and Restated Class A Warrant to Purchase Common Stock

(4)(ii)	Class B Warrant to Purchase Common Stock

(4)(iii)	Class C Warrant to Purchase Common Stock

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

Date: August 16, 2010

/s/ Michael G. Acton
Michael G. Acton Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 16, 2010