Form 10-K
period 2010-09-30
ACTIVECARE, INC.
filed 2010-11-30
CIK 1429896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

There were 25,189,161 shares of the registrant's common stock outstanding as of November 24, 2010.

ACTIVECARE, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2010

PART I

The statements contained in this Report on Form 10-K that are not purely historical are considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements represent our expectations, beliefs, anticipations, commitments, intentions, estimates, projections, and strategies regarding the future, and include, but are not limited to the risks and uncertainties outlined in Item 1A. “Risk Factors,” and Item. 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in forward-looking statements within this Report.

Item 1.  Business

Background

ActiveCare, Inc. (the "Company" or "ActiveCare") was formed March 5, 1998 as a wholly owned subsidiary of SecureAlert, Inc. [OTCBB:SCRA.OB], a Utah Corporation, formerly known as RemoteMDx, Inc. ("SecureAlert").  During the twelve months ended December 31, 2008, the ownership interest of SecureAlert in ActiveCare was reduced through (a) the sale of shares of our common stock by us to investors in private transactions and (b) the sale and transfer of shares of our common stock by SecureAlert in private transactions.  SecureAlert completed its divestiture of ActiveCare in February 2009, through the distribution of approximately 1,421,667 shares of our common stock to the stockholders of SecureAlert.  Each stockholder of SecureAlert received one share of ActiveCare common stock for every 117 shares of SecureAlert common stock owned of record on January 30, 2009. The distribution date was February 27, 2009.  Following the distribution of our shares SecureAlert retained no ownership interest in ActiveCare.  Effective July 15, 2009, we changed our name to ActiveCare, Inc., and our state of incorporation to Delaware.

General

Our original business involves the manufacture and distribution of medical diagnostic equipment and laboratory stains and solutions.  Over the past several years we have expanded our vision and business plan to incorporate products and services focused on the elderly market.  As part of these efforts we have established a sophisticated CareCenter with highly trained specialists to assist the elderly in managing their daily lives 24 hours per day, seven days per week.  In order for the CareCenter to service our customers, we have developed and continue to develop numerous products designed to assist the elderly maintain a more active and mobile lifestyle.  The first product that we introduced is the ActiveOneTM device.  The ActiveOneTM is a patented mobile personal emergency response ("PERS") device that allows the user to contact our CareCenter at the push of a button.  The ActiveOneTM constantly communicates its location to the CareCenter by utilizing GPS technology.  This allows the CareCenter Specialists to constantly help and assist the elderly customer no matter where they may be.

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

Our Growth Strategy

Like the products we have in development, the ActiveOne™ device incorporates GPS, cellular capability and fall detection, all of which are connected to our 24-hour CareCenter with the push of a button. The transmitter can be worn on a neck pendant or carried in a purse, and it sends a cellular signal to our CareCenter. When the wearer of the device pushes the button, or if a fall is detected, a call to the CareCenter is initiated. The staff at the CareCenter provides assistance with everyday living needs of our members, and in an emergency situation, the 911 trained CareSpecialist evaluates the situation, deciding whether to call emergency services or a designated friend or family member.

Currently, there are separate products on the market that provide service to the PERS industry and products that provide geographical locations, and clinical health parameters.  However, we believe that no product on the market today has successfully integrated both of these technologies in a single effective device.  Further, none of the current solutions in the market focus on providing care services – assistance with everyday needs – as an alternative to costly assisted living or in-home care services as we do. We feel that it is imperative to bring such a solution to the market.  We are developing additional needed services, and end user products and CareCenter applications and infrastructure to interface with the patient and the CareCenter specialist.

With U.S. healthcare costs spiraling upward, we believe that cost containment is a primary issue facing the industry.  These escalating costs will only intensify during the 21st century as the baby-boom generation ages.  As of 2000, 35 million Americans were 65 years of age or older, and this number is projected to increase to 55 million by the year 2020, according to a study by the U.S. Department of Health and Human Services.1  By that year, one in six Americans will be over the age of 65 and by the middle of the century, the number of elderly could reach more than 86 million people, more than double its present size.  With an aging population, and because approximately 80% of healthcare costs occur in the last two years of life, according to an article published in the National Review Online, the nation is in dire need of viable cost saving options.

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

Aging in Place – the ability to age in your own home with the proper care services and monitoring of health and wellness needs – will be a major contributor to mitigation of health care costs for the elderly. Through the technologies we are developing, we believe we can enhance the lives of the elderly and enable them to live more "normal" lifestyles by providing them mobility and peace of mind with the knowledge that their vital signs are being monitored and their locations are known at all times. At the same time we can save millions of dollars to the health care sector as we identify problems and issues in advance.

ActiveOne

Under the trademark ActiveOne™ we have developed a product that incorporates GPS, cellular capability, and fall detection, all of which are connected to a 24 hour CareCenter with the push of a button. The transmitter can be worn on a neck pendant or carried in a purse, and it sends a cellular signal to our care center. When the wearer of the device pushes the button, the staff at the CareCenter evaluates the situation and decides whether to call emergency services or a designated friend or family member.

1 Copies of this and other studies, reports, articles and presentations referenced in this section of our report on Form 10-K are on file with the Company.

Marketing

We have developed a three-pronged sales and marketing strategy:

1.	Direct-to-consumer – direct response, online and outbound telemarketing;
2.	Retail – Chain drug, mass market and warehouse club store distribution; and
3.	Insurance – Medicare and Life Insurance agents.

Direct-to-Consumer

We sell the ActiveOneTM service through direct response advertising – direct mail and online marketing – and we have initiated some outbound telemarketing. Our sales team has established a distributor network in some parts of the country, and we are growing this distributor network as we build relationships across the United States.

Retail Distribution

Beginning November 2010, ActiveCare will be in distribution in chain drug stores. The first test market of drug store distribution will be in Raleigh-Durham, Greensboro and other parts of North Carolina through the 76-store Kerr Drug chain. The ActiveCare service will be available for purchase in-store through a “starter kit” which includes everything needed to get started, and the first month’s service plan is included in the purchase price. The consumer can also call a toll-free number to speak with our sales representatives. The toll-free number will be displayed in stores on attractive product displays and on tear pads near the pharmacy counter. ActiveCare will also be advertised in Kerr Drug’s weekly circular, distributed to homes in Sunday newspapers.

In January 2011, we will extend our retail presence to one of the three major US drug retailers. ActiveCare will be displayed in over 4,000 drug stores and advertised in 60 million weekly Sunday newspaper inserts.

Further retail expansion will follow a strategic path from high health involvement channels like drug stores to lower involvement, but higher traffic channels like mass marketers (Target, Wal-Mart, Meijer) and warehouse club stores (Costco, Sam’s, BJ’s Wholesale). We are establishing a sales broker network to service these channels, and initial sales contacts have been made with several potential retail customers.

Insurance

We are partnering with brokers and agents of insurance products targeted to the aging and elderly, including Medicare, Medicare Supplemental and Life Insurance. We provide a valuable solution to the insurance brokers’ agents and customers as a value-added service that opens the door for the agent to begin a dialogue with the potential customer.

In July 2010, we entered into a “Distribution Agreement” with Amerilife LLC (“Amerilife”) for the distribution of our services to the insurance and financial services customers of Amerilife. Under the terms of the Distribution Agreement, Amerilife is granted the exclusive right to distribute our services to the insurance and financial services market within the United States and Puerto Rico.  The exclusive grant is conditioned upon Amerilife obtaining minimum distribution levels in each year.

Additionally, we have been in talks with Medicare Insurance carriers to offer ActiveCare as a value-added service to Medicare policy holders. The insurance carriers believe they can effectively mitigate claims costs through proactive monitoring of policy-holders by using our products and services. ActiveCare services would be provided wholesale to the insurance carrier, and included in the Medicare policy at no additional out-of-pocket cost to the policy-holder.

Research and Development Program

General Information

GPS technology utilizes highly accurate clocks on 24 satellites orbiting the earth owned and operated by the U.S. Department of Defense.  These satellites are designed to transmit their identity, orbital parameters and the correct time to earthbound GPS receivers at all times.  Supporting the satellites are several radar-ranging stations maintaining exact orbital parameters for each satellite and transmitting that information to the satellites for rebroadcast at frequencies between 1500 and 1600 MHz

A GPS receiver (or engine) scans the frequency range for GPS satellite transmissions. If the receiver can detect three satellite transmissions, algorithms within the engine deduce its location, usually in terms of longitude and latitude, on the surface of the earth as well as the correct time. If the receiver can detect four or more GPS satellite transmissions, it can also deduce its own elevation above sea level.  The effectiveness of GPS technology is limited by obstructions between the device and the satellites and, therefore, service can be interrupted or may not be available at all if the user is located in the lower floors of high-rise buildings or underground.

During the year ended September 30, 2010, we spent $458,000 on research and development.  Research and development (“R&D”) involved the ActiveOne, a one button actuated GPS/Cellular communications device (“Companion Device”) that links to our CareCenter.  This device includes fall detection, Geo Fencing, automatic calls to the CareCenter, text messaging, hands free speakerphone and other features.  Also in development is the ActiveOne+ (ActiveOnePlus) which will communicate through Bluetooth with the Companion Device.  The wrist device is water resistant, includes falls detection, speakerphone, vibration alerts, audible alerts, and LED’s for status monitoring. Our goal is to develop a wristwatch-size monitoring device for senior citizens.  The watch will be universal for women and men with an adjustable strap.  The expanded CareCenter and the related products will be developed by our team.  We have identified and are working with several vendors for services that will further our objectives.

An important part of this R&D program is our relationship with Quectel Wireless Solutions, Ltd. (“Quectel”), to assist us in development of the ActiveOne™ and the next generation device, the ActiveOne+.

Quectel’s focus is on the wireless machine-to-machine (“M2M”) market sector; Quectel designs and manufactures a variety of wireless modules to fulfill many industrial standards and requirements.  Quectel products have been developed for the wireless M2M sectors such as smart metering, automotive, sales and payment, security, tracking and tracing, remote control and monitoring, and mobile computing.

The core team members of Quectel are the pioneers of the wireless module industry in China. Quectel’s R&D team is dedicated to quality and reliability, and realizes that these are the key factors to continued success in the wireless M2M business. The team far exceeds the typical industrial standards and rules, to manage the R&D and manufacturing processes. Quectel products are capable of maintaining reliable performance, even in extreme environments.

During May 2010, we entered into a “Co-Development and Exclusive Distribution Agreement” (“Co-Development Agreement”) with Vista Therapeutics, Inc. (“Vista”) for the development and co-marketing of NanoBiosensor™ -based biomarker assessment products for use with our proprietary ActiveCare line of continuous patient monitoring products marketed to the elderly and senior market.  Under the terms of the Co-Development Agreement, Vista will develop instruments and software incorporating its patented and proprietary NanoBiosensor technology for our use. The newly developed products will be designed to provide value-added services to the primary markets for our monitoring products, allowing us to add to its position and fall-detection monitoring, monitoring of specific health conditions using biomarkers that we identify jointly with Vista.

In addition to the NanoBiosensor technology, Vista has been working with us to provide biosensor technology that can be integrated into the 2nd Generation ActiveOne+ wrist device.  Currently under development are sensors to detect heart rate, temperature, blood pressure, and conductivity.  This information will be relayed to our CareCenter to proactively monitor the member’s health and incorporate the data into a customized personal health record.

We were granted an exclusive license to use the technology delivered under the Co-Development Agreement.  In consideration of this license and the development activities of Vista, we agreed to pay Vista the sum of $15,000 per month for a period of 15 months, commencing July 1, 2010. We also agreed to pay Vista a fee of $50,000 for each of three successfully completed assays included in double-blind studies for medical conditions jointly identified by the parties during the term of the agreement.  In addition, we also may acquire a sub-license to Vista’s proprietary nanowire technology following the development of deliverables under the Co-Development Agreement. The grant of such sublicense will be subject to the payment of fees and royalties as agreed by the parties when the sublicense becomes effective.

In connection with the Co-Development Agreement, we also made a $50,000 investment in Vista’s Series B Preferred Stock.  The Vista Series B Preferred Stock is convertible into Vista common stock under certain conditions and grants to the holder certain rights and preferences, subject to prior rights granted to the holders of Vista’s Series A-1 Preferred Stock and Series A-2 Preferred Stock

CareCenter

In concert with the development of our products, we have also created the CareCenter.  In contrast to a typical monitoring center, our CareCenter is equipped with hardware and software that pinpoints the location of the incoming caller by utilizing GPS and/or cellular triangulation technology.  This capability is referred to as telematics.  The operator (or CareSpecialist) will be able to locate the caller’s precise location on a detailed map.   In addition the CareCenter software will identify the caller, provide location services, emergency dispatch, medical history to emergency responders, and concierge services. We believe the CareCenter is and will be the cornerstone of our business.

Competition

Our products incorporate technologies and services also found in devices sold in several diverse markets.  The major markets in which we compete or plan to compete may be referred to as the “Telehealth” and the Personal Emergency Response or “PERS” markets. We have identified the entities listed below that appear to compete directly in one or more of these markets.  These entities mostly focus on specific needs and do not offer a personal assistant as we do in our CareCenter.  In addition, the entities operating in the PERS market target the senior who is confined to the home, as opposed to our intended customer who is typically more mobile.

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

Competitors in Personal Emergency Response System (PERS) Market

The current PERS market is based on technology that has not changed significantly in 30 years.  The hardware given to a PERS customer generally includes a base unit that is connected to the customer’s home phone line and a pendant that is worn on the person which activates a call for help.  The base unit serves as a call forwarding device that dials the number to the call center when the button on the pendant is pressed.  The pendant can only operate within a limited distance (usually 200 to 600 feet) of the base unit. Since there is no voice communication through the pendant the customer must be within earshot of the base unit for the system to work correctly.  This effectively tethers a customer to their home if they do not want to risk being out of range of this emergency service.  In contrast, our ActiveOne products incorporate cellular and GPS technologies, freeing the wearer to leave their home without being within a short distance of a base unit.

Competitors in this market include:

•	ADT Security Services, Inc. – specializes in home security, they offer a pendant device/home communications station.
•	Alert One Services, Inc. – offers a wristband and pendant/home communications device.
•	American Medical Alarms, Inc. – offers a pendant device/home communications device.
•	Life Alert Emergency Response, Inc. – offers a pendant/home communications device.
•
Philips Lifeline – is the largest provider in the industry with over 750,000 subscribers.  Offers a pendant device/home communications station. They also send out messages to family members or caregivers when the monitoring center receives an alarm.

•	LifeStation, Inc. – offers a wristband, belt clip, pendant devices / home communications station.
•
Rescue Alert – offers a pendant/home communications station.  Claims to have the best panic button range of 600 feet to the home communication device.   Monitoring center that is staffed with certified EMD advisors.

Information necessary to determine or reasonably estimate our market share or that of any competitor in any of these markets is not readily available.

Dependence on Major Customers

During fiscal years ended September 30, 2010 and 2009, we had sales to entities that represented more than 10% of our revenues.  For the fiscal year ended September 30, 2010, Mountain Home Medical accounted for approximately 28% ($20,954) and AmeriLife accounted for approximately 10% ($7,677) of the sales of Care Services, which totaled $74,258.  In addition, Thermo Fisher Scientific, Inc. accounted for approximately 14% ($63,381) and Richard Allan Scientific 16% ($75,387) of the sales of medical diagnostic stains which totaled $474,065 for the fiscal year ended September 30, 2010.  For the fiscal year ended September 30, 2009, Thermo Fisher Scientific, Inc. accounted for approximately 17% ($76,947) and Richard Allan Scientific 13% ($58,227) of our sales.

Intellectual Property

Trademarks.  We have registered certain of our trademarks with the United States Patent and Trademark Office, including ActiveCare™, ActiveOne™, and ActiveOne+™.  We also use certain trademarks, trade names, and logos that have not been registered.  We claim common law rights to these unregistered trademarks, trade names and logos.  We also own domain names, including www.activecare.com and www.activecaresys.com, for our primary trademarks and we claim ownership of certain unregistered copyright rights in our website content.  We rely as well on a variety of property rights that we license from third parties as described below.

Patents.  At the time of our spin-off from SecureAlert, we owned the exclusive, irrevocable, perpetual, worldwide, transferable, sublicensable license of all rights conferred by the patents, patent applications, and provisional patent applications listed in the table below for the healthcare and personal safety industries/markets.

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

Also in 2009, we obtained worldwide and exclusive rights to the patents and patent applications listed in the table below under a license agreement dated May 25, 2009 (“Patent Agreement”).

Patent or Application No.	Country	Issue Date	Title of Patent

6,044,257	United States	March 28, 2000	Panic Button Phone

6,636,732	United States	October 21, 2003	Emergency Phone with Single Button Activation

6,226,510	United States	May 1, 2001	Emergency Phone for Automatically Summoning Multiple Emergency Response Services

7,092,695	United States	August 15, 2006	Emergency Phone with Alternate Number Calling Capability

7,251,471	United States	July 31, 2007	Emergency Phone with Single Button Activation

In May 2010, we were granted worldwide, non-exclusive rights to patents and patent applications listed in the table below under a license agreement.

Patent or Application No.	Country	Issue Date	Title of Patent

10/588.833	United States	Pending 08/09/06	Nanostructures Containing Metal-Semiconductor Compounds
PCT/US2007/008540	International	Pending 04/06/07	Nanoscale Wires Methods and Devices
PCT/US2007/024222	International	Pending 11/20/06	Millimeter-Long Nanowires
PCT/US2007/021602	International	Pending 10/10/07	Liquid Films Containing Nanostructured Materials

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

Employees

As of November 1, 2010, we had 20 full time employees and two part-time employees.  None of these employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced a work stoppage and our management believes that our relations with employees are good.

Additional Available Information

We maintain executive offices and principal facilities at 5095 West 2100 South, Salt Lake City, Utah 84120.  Our telephone number is (801) 974-9474. We maintain a World Wide Website at www.activecare.com. The information on our website should not be considered part of this report on Form 10-K. We make available, free of charge at our corporate website, copies of our annual reports filed under the Exchange Act with the SEC on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also provide copies of our Forms 8-K, 10-K, 10-Q, proxy and annual report at no charge to investors upon request.

All reports filed with the SEC are available free of charge through the SEC website at www.sec.gov. In addition, the public may read and copy materials we have filed with the SEC at the SEC's public reference room located at 450 Fifth St., N.W., Washington, D.C. 20549.

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

We have a history of accumulated deficits.  As of September 30, 2010, and September 30, 2009, our accumulated deficit was $17,037,562 and $5,057,151, respectively.  As of September 30, 2008, we had an accumulated deficit of $2,640,788. Our financial statements have been prepared on the assumption that we will continue as a going concern.  Our independent registered public accounting firm has issued their report dated November 24, 2010, that includes an explanatory paragraph stating that our recurring losses raise substantial doubt about our ability to continue as a going concern.  Our product line is limited and it has been necessary to rely upon loans and capital contributions and the sale of our equity securities to sustain operations.  In addition, we have recently begun to emphasize a new product line and business plan, which will require additional investment in research and development and marketing.  Our management anticipates that we may require approximately $3,000,000 in additional capital over the next twelve months to implement this business plan and to fund ongoing operations, although this is only an estimate.  There can be no guarantee that such funds would be sufficient. If such additional funding is needed and cannot be obtained, we may be required to scale back or discontinue operations.

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

We are currently preparing to bring a new personal health monitoring product to market and recently launched our first product, ActiveOne™.  This new product utilizes technology based in part on patents that have been licensed to us for use within our markets.  Our success in adding to our existing product line will depend on our ability to acquire or otherwise license competitive technologies and products and to operate without infringing the proprietary rights of others, both in the United States and internationally.  No assurance can be given that any licenses required from third parties will be made available on terms acceptable to us, or at all. If we do not obtain such licenses, we could encounter delays in product introductions while we attempt to adopt alternate measures.  We could also find that the manufacture or sale of products requiring such licenses is not possible. Litigation may be necessary to defend against claims of infringement, to protect trade secrets or know-how owned by us, or to determine the scope and validity of the proprietary rights of others.  Such litigation could have an adverse and material impact on us and on our operations.

Our future products could be based on patents derived in part from a patent agreement that is currently in default.

In May 2009, we entered into a patent agreement.  Under the patent agreement, we were required to make an upfront royalty payment of $300,000 and to make future payments of royalties equal to 5% of net sales revenues for licensed products.  We did not make the upfront royalty payment and the patent agreement is in default.  If we are not able to cure the default, our future use of technologies or products based on the patents covered by the patent agreement may infringe the rights of licensor and we may be subject to lawsuits or claims for damages as a result of such infringement. The licensor has not declared a forfeiture or breach and is negotiating with us to resolve this default. We expect to cure this default during the first calendar quarter of 2011.

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

Our current revenues are derived primarily from our current core products, medical diagnostic stains and solutions and other biochemical products, as well as the Definitive slide stainer.  The Definitive slide stainer is medical equipment designed to stain and high light abnormal cells.  We depend heavily on our executive officers and certain scientific, technical, and operations employees, including James Dalton (Chief Executive Officer), Christine Kilpack (General Manager), and Michael Acton (Chief Financial Officer).  As of the date of this report, we do not have employment agreements with any of these individuals. The loss of services of any of these individuals could impede the achievement of our objectives. There can be no assurance that we will be able to attract and retain qualified executive, scientific, or technical personnel on acceptable terms.

We rely on third parties to manufacture some of our product line.

Our manufacturing experience and capabilities are limited to the manufacture of staining solution, reagent and certain related chemical compounds.  With respect to the manufacturing of devices and equipment related to the staining solution products, including without limitation the Definitive slide stainer, we have in the past used, and intend to continue to use, third-party manufacturing resources. We also use and intend to continue using third-party manufacturers for our new PERS and other devices. Consequently, we are dependent on contract manufacturers for the production of existing products and will depend on third-party manufacturing resources to manufacture equipment and devices we may add to our product line in the future.  In the event we are unable to obtain or retain third-party manufacturing, we will not be able to continue operations as they relate to the sale of equipment and devices.

Our medical solutions business is subject to certain environmental risks and the requirement that we comply with regulations which increases the cost of doing business.

Our chemical manufacturing processes involve the controlled use of hazardous materials. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products.  We carry limited product liability insurance relating to the use of potentially hazardous materials, with coverage amounts of $2,000,000 per claim and per accident, and $2,000,000 in the aggregate.  The premium for such insurance coverage is $13,000.  Although we believe that our activities currently comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated.  In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources.  In addition, there can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future.

We market and sell our medical stains and solutions products through independent distributors who are free to sell other, and at times competing, products. We therefore have no direct control over our sales force.

We sell our legacy staining products to approximately 74 independent distributors who are free to resell the products.  In order to achieve profitable operations, we must maintain its current base of sales staff and must expand that base in the future.  There can be no assurance that we will be able to enter into arrangements with qualified sales staff if and when such additional staff is required.  Our sales staff will compete with other companies that currently have experienced and well funded marketing and sales operations.  To the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenues to be received by us will be dependent on the efforts of others, and there can be no assurance that such efforts will be successful.

From time to time, we may be subject to expensive claims relating to product liability law; our ability to insure against this risk is limited.

The use of any of our existing or potential products in laboratory or clinical settings may expose us to liability claims. These claims could be made directly by persons who assert that inaccuracies or deficiencies in their test results were caused by defects in our products.  Alternatively, we could be exposed to liability indirectly by being named as a third-party defendant in actions brought against companies or persons who have purchased our products.  We have obtained limited product liability insurance coverage and we intend to expand our insurance coverage on an as-needed basis as sales revenue increases.  However, insurance coverage is becoming increasingly expensive, and no assurance can be given that we will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. There can also be no assurance that we will be able to obtain commercially reasonable product liability insurance for any products added to our product line in the future. A successful product liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

The uncertainty of health care litigation and regulatory measures in our primary markets can have an adverse effect on our business.

Political, economic and regulatory influences are likely to lead to fundamental change in the health care industry in the United States.  A significant national health care bill was signed into law in the United States in 2010.  The impact of this legislation is expected to be far-reaching, but at this time it is not possible to predict how it will affect our business.  In addition, certain states are considering various health care reform proposals. We anticipate that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methodologies. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, we cannot predict which, if and when any additional reforms will be adopted, or what impact they may have on us.  Our ability to earn sufficient returns on our products may also depend in part on the extent to which reimbursement for the costs of such products will be available from government health administration authorities, private health insurers and other organizations.  Third-party payers are increasingly challenging the price and cost effectiveness of medical products and services, including medical diagnostic procedures.  There can be no assurance that adequate reimbursement will be available or sufficient to allow us to sell products on a competitive basis.

Risks Related to Ownership of Our Common Stock

Concentration of ownership among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and principal stockholders own, in the aggregate, approximately 46.54% of our outstanding common stock.  In addition, certain of our officers and all of our directors have been granted warrants to purchase common stock, all of which are exercisable as of the date of this report.  The exercise of such warrants might also result in substantial dilution to our existing stockholders.  As a result of the ownership of the shares currently held, their ownership and potential exercise of these options and warrants, these stockholders may be able to exercise significant control over matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions and will have significant control over our management and policies. The interests of these stockholders may not be consistent with the interests of stockholders.

This control or the potential for such control may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our company.

Penny stock regulations may impose certain restrictions on marketability of our securities.

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market.  The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities.

Investors should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases
•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons
•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers, and
•
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

Our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the price you paid for them.

The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

●	market conditions or trends in our industry or the economy as a whole and, in particular, in the retail sales environment;
●	timing of promotional events;
changes in key personnel;
●	entry into new markets;
●	announcements by us or our competitors of new product offerings or significant acquisitions;
●	actions by competitors;
●	the level of expenses associated with new product development and marketing;
●	changes in operating performance and stock market valuations of competitors;
●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
●	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
●
changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

●	ratings downgrades by any securities analysts who follow our common stock;
●	the development and sustainability of an active trading market for our common stock;
●	future sales of our common stock by our officers, directors and significant stockholders;
●	other events or factors, including those resulting from war, acts of terrorism, natural disasters or responses to these events; and
●	changes in accounting principles.

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

Anti-takeover provisions in our charter documents and Delaware law might discourage or delay acquisition attempts.

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

These anti-takeover provisions and other provisions under Delaware law could discourage, delay, or prevent a transaction involving a change in control of our company, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

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

We do not expect to pay any cash dividends on our common stock for the foreseeable future.

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

Item 2.    Properties

 We lease premises consisting of approximately 11,500 square feet of laboratory and office facilities located at 5095 West 2100 South, West Valley City, Utah. These premises also serve as our manufacturing, warehouse and shipping facilities.  This lease expires in November 2010 and the monthly base rent is $6,343, subject to annual adjustments according to changes in the Consumer Price Index.

We also lease space at 4897 Lake Park Blvd., Building A, Suite #140, Salt Lake City, Utah for our CareCenter and sales department.  The lease is for a three-year term, and is cancelable after the 13th 26th months with 60 days notice.  Monthly lease payments begin at $5,121.70 and increase to approximately $5,400 over the life of the lease.

Management believes the facilities described above are adequate to accommodate presently expected growth and needs of our operations.  As we continue to grow, additional facilities or the expansion of existing facilities likely will be required.

Item 3.    Legal Proceedings

We are not involved directly in any legal proceedings which management believes would have a material effect upon our business or financial condition, nor are any such material legal proceedings anticipated.

By way of information, we previously disclosed that on August 15, 2008, plaintiffs Frederico and Erica Castellanos filed a lawsuit in the Superior Court of the State of California, Los Angeles County, Case No. BC396402, entitled "Frederico and Erica Castellanos vs. Allegheny Ludlum Corporation, et al."  The complaint names twenty-four defendants and one hundred unnamed “Doe Defendants.”  On September 4, 2008, plaintiffs amended their complaint to substitute "Volu-Sol, Inc. as successor in interest to Logos Scientific, Inc." for the previously unnamed Doe 1. Volu-Sol, Inc. was the original name of SecureAlert, our former parent corporation.  In April 2010 the case was dismissed with prejudice against Volu-Sol, Inc.

We are not aware of any contemplated legal or regulatory proceeding by a governmental authority in which we may be involved.

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since February 26, 2010, our common stock has traded on the OTC Bulletin Board under the symbol “ACAR.OB.”  Prior to that date there was no public market for our common stock.

The following table sets forth the range of high and low market prices of our common stock as reported for the periods indicated.  The information is available online at http://finance.yahoo.com.

Fiscal Year Ended September 30, 2010	High	Low
First Quarter	$0.00	$0.00
Second Quarter	$2.00	$0.15
Third Quarter	$2.00	$0.55
Fourth Quarter	$1.85	$0.75

Holders

As of November 24, 2010, there were approximately 2,900 holders of record of our common stock and 25,189,161 shares of common stock outstanding. We also have granted options and warrants for the purchase of approximately 12,604,000 shares of common stock.

Dividends

Since incorporation, we have not declared any cash dividends on our common stock.  We do not anticipate declaring cash dividends on our common stock for the foreseeable future.

Dilution

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

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, Plaza Level, New York, NY 11219.

Equity Compensation Plans

We currently do not have any equity compensation plans covering our employees.  Under a management agreement in fiscal year 2009 we granted our Chief Executive Officer equity compensation in the form of restricted stock and warrants for the purchase of common stock.  We have also granted warrants for the purchase of common stock to our directors.  The following table summarizes certain information concerning equity plan awards outstanding as of September 30, 2010.

Equity Compensation Plan Information
Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (#)		Weighted-average exercise price of outstanding options, warrants, and right ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders	0		$0	0
Equity compensation plans
not approved by security holders	9,404,000		$0.29	0
Totals	9,404000	(1)	$0.29	0

(1)
Includes 332,000 shares of common stock issuable upon exercise of outstanding warrants granted to directors and 9,072,000 shares of common stock issuable upon exercise of outstanding warrants granted under a personal compensation plan to our chief executive officer.

Recent Sales of Unregistered Securities

During the past three fiscal years, we have sold or issued shares of our common stock and other equity securities without registration of the offer and sale of such securities under the Securities Act of 1933 (the “Securities Act”) in reliance upon exemptions from registration pursuant to rules and regulations promulgated under the Securities Act as summarized below.

Fiscal Year 2008.  During the year ended September 30, 2008, we sold 2,690,972 restricted shares of our common stock for $2,198,333 in cash.  Of these shares, we sold 2,135,417 shares for sale proceeds of $2,098,333 to ADP Management.  The remaining 555,555 shares were sold to unrelated third parties. At the time of the offer and sale of these securities, ADP Management was an affiliate of our parent corporation, SecureAlert and was also an accredited investor.  The offer and sale of these shares to ADP Management and to the unrelated third parties, who were also accredited, was exempt under Section 4(2) of the Securities Act. Each of the purchasers represented to us that they were accredited investors as defined under the rules and regulations of the Securities Act. No public solicitation or advertising was undertaken in connection with the transactions and the purchasers of the shares sold in the offering represented that they were purchasing the shares for their own account and for investment purposes and not for purposes of distribution or resale. The certificates evidencing such shares were marked with a restrictive legend, indicating that any resale or transfer thereof was subject to restrictions under the Securities Act and applicable rules and regulations.

Additionally during the year ended September 30, 2008, we issued 437,500 restricted shares of common stock for services rendered (with a value of $350,000, or $0.80 per share) to three non-affiliated third parties.  The services included providing technical evaluations, patent reviews, creation and identification of sales channels, evaluation of competition, market research, and potential market penetration.  The three consultants were paid in restricted stock, and each received approximately $116,000 worth of shares of our common stock.  We had no consulting or other agreements with these three individuals. The issuance of these securities was exempt under Section 4(2) of the Securities Act.

Fiscal Year 2009.  During the fiscal year ended September 30, 2009, we issued 840,000 restricted shares of common stock valued at $735,840 in connection with an acquisition. The recipients of these shares represented in the original acquisition agreements that they were accredited investors as defined in Rule 501 under the Securities Act.  Each of these entities also purchased from us shares of our Series A preferred stock, which is convertible into common stock under certain circumstances and subject to certain limitations.  These shares of common and preferred stock were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, including Regulation D and Rule 506.  There were no non-accredited investors involved in this issuance.  We filed a Form D in connection with the issuance of these securities.

Fiscal Year 2010.  During the year ended September 30, 2010, we issued 13,270,964 shares of common stock without registration under the Securities Act as follows:

•	3,484,000 shares were issued in a private placement with net proceeds of $2,101,700.
•	1,200,000 shares were issued on the conversion of shares of Series A preferred stock.
•	720,000 shares were issued on the conversion of Series B preferred stock.
•	2,750,000 shares were issued for current and future consulting services valued at $2,912,500.
•	70,000 shares were issued for services performed in the sales and marketing area for a value of $76,100.
•	51,000 shares were issued for services performed in the research and development areas valued at $69,870.
•	777,750 shares were issued to employees, officers, and directors for services performed for a value of $991,303.
•	77,500 shares were issued in connection with origination fees for loans to the Company for a value of 73,958.
•	44,714 shares were issued in connection with preferred stock dividends hold by investor valued at $45,161.
•	2,528,000 shares were issued upon the exercise of options for cash proceeds of $632,000.
•	1,568,000 shares were issued upon the exercise of options/warrants for accrued and current services valued at $560,000.

In each of the transactions described above, the securities were issued without registration under the Securities Act in reliance upon exemptions from registration under Section 4(2) of the Securities Act, as well as Regulation D, promulgated under the Securities Act.  The recipients of the securities were accredited investors or employees or affiliates of the Company.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader better understand ActiveCare, our operations and our present business environment.  This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements for the fiscal years ended September 30, 2010 and 2009 and the accompanying notes thereto contained in this report.

Overview

Historically, our core business has been the manufacture, distribution and sale of medical diagnostic stains and solutions.  In February 2009, we were spun off from our former parent, SecureAlert, Inc. (“SecureAlert”), a Utah corporation. In connection with the spin-off, we acquired from SecureAlert the exclusive license rights to certain technology, including patent rights utilizing GPS and cellular communication and monitoring technologies for use in the healthcare and personal security markets.  Our business plan is to develop and market a new product line for monitoring and providing assistance to mobile and homebound seniors and the chronically ill, including those who may require a personal assistant to check up on them during the day to ensure their safety and well being and know where they are at all times.

Our emphasis in fiscal year 2010 was to bring our new product and brand awareness to the market to provide a platform for future development of sales and business. Among other things, our common stock began trading on the over-the-counter market, we began operations at our CareCenter, and we entered into key agreements for research and development of new products.  We also began marketing at retail locations and through a distribution agreement with insurance agencies. These and other developments are discussed in this MD&A.

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

During September, 2010, all of the issued and outstanding Series A and Series B preferred stock was converted into 1,920,000 shares of common stock.  Also, during September 2010, we sold 3,484,000 shares of common stock in a private transaction to two investment entities for gross cash proceeds of $2,613,000.

In July 2010, we entered into a “Distribution Agreement” with AL Amerilife, LLC (“Amerilife”) for the distribution of our services to insurance and financial services customers of Amerilife. Under the terms of the Distribution Agreement, Amerilife is granted the exclusive right to distribute our services to the insurance and financial services market within the United States and Puerto Rico.  The exclusive grant is conditioned upon Amerilife obtaining minimum distribution levels in each year of the agreement.

During May 2010, we entered into the Co-Development Agreement with Vista described in greater detail on page 6 of this report.  Under the terms of the Co-Development Agreement, Vista will develop instruments and software incorporating its patented and proprietary NanoBiosensor technology for our use to provide value-added services to our primary markets.  We also acquired an exclusive license to use the technology delivered under the Co-Development Agreement and the right to acquire a sub-license to Vista’s proprietary nanowire technology following the development of deliverables under the agreement.

Key Business Indicators

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales, comparable store and non-comparable store sales, gross profit margin and selling, general and administrative expense.

Net Sales

Net sales constitute gross sales net of any returns and merchandise discounts.

Gross Profit

Gross profit is equal to our net sales minus our cost of goods sold. Gross margin measures gross profit as a percentage of our net sales. Cost of goods sold includes the direct cost of purchased merchandise, commissions, distribution costs, all freight costs and purchasing costs.

Our cost of goods sold is substantially higher in higher volume quarters because cost of goods sold generally increases as net sales increase. Changes in the mix of our products, such as changes in the proportion of accessories, may also impact our overall cost of goods sold.

Selling, General and Administrative Expense

Selling, general and administrative expense includes administration, share-based compensation (discussed below) and occupancy costs. These expenses do not generally vary proportionally with net sales. As a result, selling, general and administrative expense as a percentage of net sales is usually higher in lower volume quarters and lower in higher volume quarters.

Share-based Compensation Expense

During the year ended September 30, 2009, we granted common stock purchase warrants to our directors, including our chief executive officer, for the purchase of 13,500,000 shares at an expense of $665,201.  During the fiscal year ended September 30, 2010, we expensed $2,787,719 associated with those grants.  These and any future stock warrant grants increased our compensation expense in fiscal year 2010 and will increase our share-based compensation expense in future fiscal years compared to fiscal year 2009. See “—Critical Accounting Policies” below.

Fiscal Year 2010 Compared to Fiscal Year 2009

Revenues

During the fiscal year ended September 30, 2010, we had net revenues of $548,000 compared to net revenues of $452,000 for the fiscal year ended September 30, 2009, an increase of $96,000 or 21%.  Revenues from monitoring services for the fiscal year ended September 30, 2010 totaled $74,000, compared to $0 for the prior fiscal year.  This increase is due to the introduction of the ActiveOne device and the monitoring revenues associated with it. Revenues from stains and reagents for the fiscal year ended September 30, 2010 were $474,000, compared to $452,000 for the fiscal year 2009, resulting in an increase of $22,000.  This increase of $22,000 is primarily due to an increase in the sale of hematology stains and reagents.

Cost of Revenues

During the fiscal year ended September 30, 2010, cost of revenues totaled $670,000, compared to cost of revenues during the fiscal year ended September 30, 2009 of $396,000, an increase of $274,000.  The increase in cost of revenues resulted primarily from expenses related to the CareCenter for the monitoring of the ActiveOne product.  Monitoring costs of revenue were $305,000 and stains and reagents costs of revenues were $365,000.

Research and Development Expenses

Research and development expenses increased to $458,000 in fiscal year 2010, from $375,000 in the year ended September 30, 2009. The increase in research and development expenses in 2010 was primarily related to the development of our ActiveOne+ devices and payments required under our agreement with Vista.

Selling, General and Administrative Expenses

Fiscal year 2010 was a significant year of development for us.  Among other important accomplishments, our common stock began trading in the over-the-counter market, we launched our ActiveOne product and CareCenter services, and we entered into key agreements for research and development as well as marketing and distribution of our products and services.  The primary emphasis was to establish a platform for building brand awareness and introducing our product to the market, which we believe will lead to increased sales and revenues in future periods.

As a result of the emphasis on bringing our products, services, and brand to the market, selling, general and administrative expenses increased during fiscal year 2010 from the amounts expended in fiscal year 2009.  Selling, general and administrative expense in the year ended September 30, 2010, totaled $9,327,000, compared to $2,032,000 of expense in fiscal year 2009.  The most significant components of these expenses were tied directly to the efforts described above in bringing our products and services to market and included the following increases:

●	Increase in advertising and marketing expense of approximately $375,000 due to the cost of advertising and marketing of the ActiveOne+ device;
●	Increase in amortization expense related to the completion of the acquisition of HG Partners, Inc. of approximately $654,000;
●	Increase in bonus expense of approximately $355,000, $350,000 of which was paid by the cashless exercise of outstanding stock purchase warrants;
●
Increase in consulting expense of approximately $3,901,000, all of which was non-cash, paid with issuance of common stock and warrants, and the amortization of warrant expense.  This includes the accelerated vesting of warrants to officers and board of directors;

●	Increase in board fees of approximately $20,000;
●	Increase in insurance expense of approximately $43,000;
●	Increase in investment relations expense of approximately $1,015,000, all of which was non-cash expense, paid with issuance of common stock;
●	Increase in payroll of approximately $698,000 for services paid by issuance of common stock and warrants to employees;
●	Increase in telephone expenses of $25,000 due to business expansion;
●	Increase in travel expenses of $140,000 due to development and marketing of ActiveOne+ device.

Other Income and Expense

Derivative gain was $443,735 and $0 in fiscal years 2010 and 2009, respectively.  Expense related to refinancing and vesting of warrants, and interest expense increased to $1,420,000 for the fiscal year 2010 compared to $100,000 of interest expense in fiscal year 2009. These expenses were incurred in 2010 due to the loss on conversion of preferred stock and warrants, as well as dividends paid for preferred stock and non-cash expense related to shares issued in payment of loan origination fees.

Net Loss

Net loss for the year ended September 30, 2010 increased to $11,639,000 from a net loss of $2,416,000 in fiscal year 2009, due primarily to the higher selling, general and administrative expenses incurred in 2010 as described above.

Liquidity and Capital Resources

Our primary sources of liquidity are the proceeds from the sale of our equity securities and from borrowing. We have not historically financed operations from cash flows from operating activities.  We anticipate that we will continue to seek funding to supplement revenues from the sale of our products and services through the sale of selling securities until we begin to have positive cash flows from operating activities under our new business plan.

As of September 30, 2010, we had unrestricted cash of $1,714,000, compared to cash of $831,000 as of September 30, 2009. As of September 30, 2010, working capital was $854,919, compared to working capital deficit of $131,471 as of September 30, 2009.

Operating activities used cash of $2,195,000 in fiscal year 2010, compared to $1,122,000 cash used in 2009.

Investing activities for the year ended September 30, 2010 used cash of $356,000, compared to $25,000 of cash used by investing activities in the year ended September 30, 2009.

Financing activities in fiscal year 2010 provided $3,434,000 of net cash, compared to $1,503,000 of net cash provided by financing activities in the year ended September 30, 2009.

During fiscal year 2010, we incurred a net loss of $11,639,000 and had negative cash flows from operating activities of $2,195,000, compared to a net loss of $2,416,000 and negative cash flows from operating activities of $1,122,000 in the year ended September 30, 2009.  As of September 30, 2010, our working capital was $854,919 and we had an accumulated deficit of $17,038,000 and total stockholders’ equity of $1,485,000.

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

Cost of Goods Sold

Cost of goods sold totaled $396,000 in fiscal 2009, compared to $466,000 for the year ended September 30, 2008, due primarily to lower sales in fiscal year 2009.  As a percentage of sales, cost of goods sold was 87.6% in fiscal year 2009, compared to 76.6% in fiscal year 2008.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $2,032,000 in fiscal year 2009, from $1,804,000 in fiscal year 2008.  The increase in these expenses in 2009 was due primarily to the following:

●	Increase in consulting expense of approximately $363,000, all of which was non-cash, paid with restricted shares of common stock, and the amortization of warrant expense;
●	Increase in board fees of approximately $90,000;
●	Increase in accounting and legal services of approximately $306,000 for services related to our spin-off and expenses associated with being public;
●	Increase in advertising of $44,404; and
●
Increase in other selling, general, and administrative expenses of $180,000 due to increased phone usage, copy machine usage, meal charges, amortization, dues, investor relations and related items for the additional employees.

All of these increases, which total $861,000, were offset by a decrease in payroll of $359,000 and a decrease in allocated expenses from our former parent company of $396,000.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles (a replacement of SFAS No. 162).” FASB Accounting Standards Codification (“ASC”) has become the source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The codification supersedes all existing non-SEC accounting and reporting standards; and all non-grandfathered, non-SEC accounting literature not included in the codification will be superseded and deemed non-authoritative.  We adopted the new codification standards in our annual report on Form 10-K for the fiscal year ended September 30, 2009.  Reference to the new ASC topic, subtopic, or section will be provided along with the superseded historical accounting literature.  The adoption of codification standards did not impact our consolidated financial position, results of operations or cash flows.

In September 2006, FASB issued guidance which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  It is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB extended the effective date to fiscal years beginning after November 15, 2008.  The adoption of this guidance did not have a material impact on our financial statements.

In February 2007, the FASB issued guidance which permits companies to choose to measure many financial instruments and certain other items at fair value.  It is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of this guidance did not have a material impact on our financial statements.

In December 2007, the FASB issued guidance which requires an acquirer of a business to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  It clarifies that a non-controlling interest in a subsidiary should be reported as equity in the financial statements, net income shall be adjusted to include the net income attributed to the non-controlling interest and comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest.  The calculation of earnings per share will continue to be based on income amounts attributable to the parent.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this guidance did not have a material impact on our financial statements.

In September 2008, the FASB provided guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. This guidance is effective for the first reporting period beginning after December 15, 2008. The adoption of this guidance did not have a material impact on our financial statements.

In October 2008, the FASB issued guidance which clarifies the application of fair value accounting in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. This guidance was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this guidance did not have a material impact on our financial statements.

In November 2008, the FASB provided guidance which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This guidance is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of this guidance did not have a material effect on our financial statements.

In June 2008, the FASB provided guidance which assists in determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. This amendment is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. A contract that would otherwise meet the definition of a derivative but is both (a) indexed to our own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. This amendment provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the this exception. Upon adoption, a cumulative effect adjustment was recorded, based on amounts that would have been recognized if this guidance had been applied from the issuance date of the affected instruments. As a result of the reclassification to derivative liabilities, the cumulative effect of these adjustments on October 1, 2009 was an increase in the discount on our Series A preferred stock of $255,159, an increase in derivative liability of $1,309,593, a reduction of additional paid-in capital of $712,818 and a corresponding increase in the accumulated deficit of $341,616. See Note 4 to the financial statements included in this report.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity U.S. GAAP.  As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. There can be no assurance that actual results will not differ from those estimates. We believe the following represent our most critical accounting policies.

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

Revenue Recognition

Our revenue has historically been from three sources: (i) sales from Care Services; (ii) diagnostic equipment product sales; and sales of medical diagnostic stains from reagents.

Care Services.  “Care Services” include lease contracts in which we provide Care Services and lease devices to distributors or end users and retain ownership of the leased device.  We typically lease devices on a month-to-month contract with customers (members) that use our Care Services.  However, these contracts may be cancelled by either party at anytime with 30 days notice.  Under our standard contract, the leased device becomes billable on the date the member orders the product, and remains billable until the device is returned.  We recognize revenue on leased devices at the end of each month that Care Services have been provided.  In those circumstances in which we receive payment in advance, we record these payments as deferred revenue.

Customers order our products by phone or website.  We do not enter into long-term contracts.  All of the Care Services sales are made with net 30-day payment terms.

In connection with generally accepted accounting principles to qualify for the recognition of revenue at the time of sale, we note the following:

•	The price to the buyer is fixed or determinable at the date of sale.
•	The buyer has paid or the buyer is obligated to pay within 30 days, and the obligation is not contingent on resale of the product.
•	The buyer's obligation would not be changed in the event of theft or physical destruction or damage of the product.
•	The buyer acquiring the product for resale has economic substance apart from that provided by the Company.
•	The Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer.
•	The amount of future returns can be reasonably estimated and they are negligible.

Accounting standards state that, “an enterprise shall report revenues from external customers for each product and service or each group of similar products and services unless it is impractical to do so.”  In the Care Services revenue line, vast majority of our sales are Care Service revenues.  Because Care Service equipment sales are not material to the financial statements, we disclose sales as one line item.

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

The majority of our revenue transactions do not have multiple elements. On occasion, we have revenue transactions that have multiple elements (such as device sales to distributors).  For revenue arrangements that have multiple elements, we consider whether: (i) the delivered devices have standalone value to the customer; (ii) there is objective and reliable evidence of the fair value of the monitoring devices; and (iii) the customer does not have a general right of return.  Based on these criteria, we recognize revenue from the sale of devices separately from the monitoring services to be provided to the customer.  We defer and amortize the fair value of the element (sales of the monitoring device) over a twenty-four month period, which is the expected life of the contracts.

Reagents. We recognize medical diagnostic stains revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer, prices are fixed or determinable and collection is reasonably assured.  Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold. Neither the sale of diagnostic equipment nor the sale of medical diagnostic stains contains multiple deliverables.

Customers order the diagnostic stain product lines by purchase order.  We do not enter into long-term contracts.  Its diagnostic equipment sales were $10,400 for the year ended September 30, 2010 and its medical diagnostic stain sales were $463,665 for the year ended September 30, 2010.  All of these sales were made with net 30-day payment terms.

Under GAAP we recognize revenue from our diagnostic stain products at the time of sale by applying the following principles:

•	The price to the buyer is fixed or determinable at the date of sale.
•	The buyer has paid or the buyer is obligated to pay within 30 days, and the obligation is not contingent on resale of the product.
•	The buyer's obligation would not be changed in the event of theft or physical destruction or damage of the product.
•	The buyer acquiring the product for resale has economic substance apart from that provided by the Company.
•	We do not have significant obligations for future performance to directly bring about resale of the product by the buyer.
•	The amount of future returns can be reasonably estimated and they are negligible.
•
Customers may return diagnostic equipment within 30 days of the purchase date. Customers may return the medical diagnostic stains within 30 days of the purchase date provided that the stain’s remaining life is at least eight months. Customers must obtain prior authorization for a product return.

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

Although not the focus of our new business model, we also sell diagnostic devices in certain situations. We recognize product sales revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the devices, prices are fixed or determinable and collection is reasonably assured.  Because diagnostic equipment sales are not material to the financial statements, we disclose the sales as one line item for reagents in the statement of operation.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplemental data required by this item are included in Part IV, Item 15.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on their evaluation, they concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation under the criteria established in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of September 30, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

 Set forth below are the name, age, position and a description of the business experience of each of our executive officers, directors and other key employees as of September 30, 2010.

Name	Age	Position

James J. Dalton	68	Chairman (Director) and Chief Executive Officer
James G. Carter	71	Director
William K. Martin	67	Director
Jack J. Johnson	68	Director
Robert J. Welgos	72	Director
Michael G. Acton	47	Chief Financial Officer, Secretary-Treasurer

James J. Dalton – Chief Executive Officer and Chairman

Mr. Dalton joined us as a director on October 1, 2004.  He has been our Chief Executive Officer and Chairman since June 16, 2008.  Mr. Dalton was a director and President of SecureAlert from August 2003 until June 2008.  Prior to joining SecureAlert, Mr. Dalton was the owner and President of Dalton Development, a real estate development company.  He served as the President and coordinated the development of The Pinnacle, an 86-unit condominium project located at Deer Valley Resort in Park City, Utah.  Mr. Dalton also served as the president of Club Rio Mar in Puerto Rico, a 680-acre beach front property that includes 500 condominiums, beach club, numerous restaurants, pools and a Fazio-designed golf course.  He was also a founder and owner of the Deer Valley Club, where he oversaw the development of 25 high-end condominiums with a “ski-in and ski-out” feature.

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

Michael G. Acton – Secretary, Treasurer and Chief Financial Officer

Mr. Acton joined us as Secretary-Treasurer at the time of our incorporation.  He has been our Chief Financial Officer since June 2008.  From 1999 until June 2008, Mr. Acton was the Secretary-Treasurer of SecureAlert.  He also served as that company’s Chief Financial Officer from March 2001 until June 2008.  Mr. Acton is a Certified Public Accountant in the State of Utah.

Director Compensation

Our independent (non-employee) directors are paid a director’s fee of $30,000 per year.  In addition, in June 2009, each outside director received a common stock purchase warrant for the purchase of up to 125,000 shares of our common stock at a price of $1.25 per share, exercisable for five years from the date of grant.

The table below summarizes the compensation we paid to our outside directors for their services as directors for the fiscal year ended September 30, 2010.

Name (a)	Fees Earned or Paid in Cash ($) (b)		Stock Awards ($) (c)		Option Awards ($) (d)		Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)

James J. Dalton (1)	--		--		--		--	--	--	--
James G. Carter	$30,000		--		$116,064	(2)	--	--	--	$146,064
William K. Martin	$30,000		--		$116,064	(2)	--	--	--	$146,064
Robert J. Welgos	$80,000	(3)	$119,000	(3)	$116,064	(2)	--	--	--	$146,064
Jack Johnson	$30,000		--		$116,064	(2)	--	--	--	$146,064

(1)
Mr. Dalton is Chairman of the board of directors.  He also serves as our Chief Executive Officer.  Mr. Dalton received restricted shares of our common stock in lieu of cash compensation and warrants to purchase 13,000,000 shares of our common stock for services provided as our Chief Executive Officer. Mr. Dalton did not receive additional compensation for his service on the board of directors. His compensation is disclosed in the Summary Compensation Table on page 29 below.

(2)	These are non-cash compensation expense based on option grants. The calculation of the value of these grants is based on the Black-Scholes option pricing model.

(3)
Mr. Welgos serves as the chair of our audit committee.  In his capacity as a director Mr. Welgos assisted in providing training to representatives to the insurance industry regarding our services and products.

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

Based solely on review of the copies of such forms furnished to us during and with respect to the fiscal year ended September 30, 2010, we believe that during the fiscal year ended September 30, 2010 all required Section 16(a) reports applicable to our directors, executive officers and 10% stockholders were filed, with the exception of the inadvertent late reporting of certain transactions subsequently reported on Form 5 by Mr. Dalton, Mr. Acton, and directors James Carter, William Martin, Robert Welgos, and Jack Johnson, filed within 45 days of the fiscal year end.

Item 11.  Executive Compensation

Chief Executive’s Management Agreement

On May 12, 2009, we entered into a two-year management contract with our Chief Executive Officer, James J. Dalton, with an effective term of October 1, 2008 through September 30, 2010.  Under that agreement, we paid Mr. Dalton for his services as follows:

•	Accrued but unpaid compensation from October 1, 2008, through May 12, 2009, totaling $120,000 was converted to restricted shares of our common stock at a price of $0.25 per share, or 480,000 shares;
•	An additional 1,520,000 restricted shares of common stock were granted to Mr. Dalton at a price of $0.25 per share, which vested immediately; and
•	Warrants for the purchase of 13,000,000 shares of common stock at a price of $0.25 per share.

Section 162(m) Compliance

Section 162(m) of the Internal Revenue Code, or “Code”, limits us to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain executive officers in a taxable year. Compensation above $1 million may be deducted if it is “performance-based compensation” within the meaning of the Code.

Our board of directors has determined that the stock purchase warrants granted under Mr. Dalton’s management contract as described above, with an exercise price at least equal to the fair value of our common stock on the date of grant should be treated as “performance-based compensation.” Our board of directors believes that we should be able to continue to manage our executive compensation program for our Chief Executive Officer and Chief Financial Officer (collectively, our “Named Executive Officers”) so as to preserve the related federal income tax deductions, although individual exceptions may occur.

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the year ended September 30, 2010 earned by, awarded or paid to our Named Executive Officers.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)		Option awards ($)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)(1)	Total ($)
(a)	(b)	(c)	(d)	(e)		(f)		(g)	(h)	(i)	(j)
James J. Dalton, (2) Principal Executive Officer	2010	$50,000	$0	$350,000		$2,323,464	(3)	$0	$0	$23,933	$2,747,397
	2009	$0	$0	$190,000	(3)	$571,540	(3)	$0	$0	$ 6,717	$768,257
	2008	$0	$0	$120,000		$0		$0	$0	$ 5,106	$125,106
Michael G. Acton, Principal Financial Officer	2010	$60,000	$300	$278,500		$0		$0	$0	$20,744	$359,544
	2009	$72,309	$0	$0		$0		$0	$0	$ 4,944	$77,253
	2008	$25,000	$0	$0		$0		$0	$0	$ 2,784	$27,784

(1)
Column (i) includes long-term care insurance and other personal benefits. The amounts included in that column, representing premiums paid by us for the applicable insurance policies, include the following:

	Term Life	Health	Dental	Vision
Name	Insurance	Insurance	Insurance	Insurance
James J. Dalton	$ 103	$22,951	$ 627	$252
Michael G. Acton	$1,163	$18,312	$1,017	$252

(2)	All amounts paid under the management agreement described above. All amounts except those reported in column (c) and column (i) are non-cash amounts and represent stock or option grants.

(3)	These are non-cash compensation expense based on stock and option grants. The calculation of the value of these grants is based on the Black-Scholes option pricing model.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes information regarding options and other equity awards owned by the Named Executive Officers as of September 30, 2010.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expira-tion Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($) (j)
James J. Dalton, President and Chief Executive Officer	9,072,000	0	0	$0.25	5/11/ 2014	0	$0	0	$0
Michael G. Acton, Chief Financial Officer	0	0	0	$0	0	0	$0	0	$0

Options Exercised and Vested

No options were exercised or vested in the fiscal year ended September 30, 2009.  During the fiscal year ended September 30, 2010, 1,060,000 warrants vested in February 2010 and at the discretion of the board of directors, vesting of 4,000,000 and 8,440,000 options was accelerated in April and July 2010 respectively.

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

Election and Vacancies

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of November 24, 2010 by:

•	each person or group who is known by us to own beneficially more than 5% of our outstanding shares of common stock;
•	each of our Named Executive Officers;
•	each of our directors; and
•	all of the executive officers and directors as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Common stock subject to options that are currently exercisable or exercisable within 60 days of November 24, 2010, is deemed to be outstanding and beneficially owned by the person holding the options. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Percentage of beneficial ownership is based on 25,039,160 shares of common stock outstanding as of September 30, 2010. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Unless otherwise indicated in the table or footnotes below, the address for each beneficial owner is c/o ActiveCare, Inc., 5095 West 2100 South, West Valley City, Utah 84120.

5% Stockholders: Title of Class	Name and address of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent of Class
Common	Advance Technology Investors, LLC 154 Rock Hill Road Spring Valley, NY 10977	1,513,437	6.04%

Common	ADP Management Corporation (1) 1401 N. Hwy 89 Suite 220 Farmington, Utah 84025	13,139,869	39.37%

Common	Harborview Master Fund LP (2) 850 Third Avenue, Suite 1801 New York, NY 10022	2,974,636	11.39%

Common	Gemini Master Fund LTD (3) 135 Liverpool Drive, Suite C Cardiff, CA 92007	2,340,550	9.01%

Common	Pacific Capital S.ar.l.(4) 28 Boulevard d’Avranches L-1160 Luxembourg	2,000,000	7.99%

Executive Officers and Directors:
Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	James J. Dalton(5)	13,139,869	39.37%
Common	James G. Carter(6)	262,932	1.05%
Common	William K. Martin(7)	720,119	2.87%
Common	Robert J. Welgos(8)	227,593	*
Common	Jack Johnson(9)	125,000	*
Common	Michael G. Acton(10)	465,310	1.86%
All executive officers and directors as a group (6 persons)(11)		14,940,823	46.54%

*      Represents beneficial ownership of less than one percent (1%) of our outstanding common stock.

(1)
ADP Management is an entity under shared control of David Derrick, a former director, and Mr. Dalton, our CEO and Chairman.  Amount indicated includes 3,209,417 shares and 9,072,000 warrants owned of record by Mr. Dalton, 330,865 shares and 500,000 warrants owned of record by ADP Management, 27,328 shares owned of record by David Derrick and 259 shares owned of record by MK Financial, an entity owned and controlled by David Derrick.

(2)	Includes 1,905,329 shares and 1,069,307 warrants owned of record by Harborview Master Fund LP.

(3)	Includes 809,857 shares and 930,963 warrants owned of record by Gemini Master Fund LTD.

(4)	Includes 2,000,000 shares owned of record by Pacific Capital S.a.r.l.

(5)
Mr. Dalton is a member of our board of directors and our CEO.  This amount includes 3,209,417 shares and 9,072,000 warrants owned of record by Mr. Dalton.  Also includes 330,865 shares and 500,000 warrants owned of record by ADP Management, 27,328 shares owned by David Derrick and 259 shares owned by MK Financial, an entity owned by David Derrick.

(6)	Mr. Carter is a director. Includes 185,932 shares and 77,000 warrants owned of record by Mr. Carter.

(7)
Mr. Martin is a director. Includes 48,000 shares and 77,000 warrants owned of record by Mr. Martin.  Also, includes 595,119 shares held in the name of Zenith Holding, LTD, an entity controlled by Mr. Martin.

(8)	Mr. Welgos is a director. Includes 126,593 shares and 77,000 warrants owned of record by Mr. Welgos.

(9)	Mr. Johnson is a director. Includes 48,000 shares and 77,000 warrants owned of record by Mr. Johnson.

(10)	Mr. Acton is our Chief Financial Officer and Secretary-Treasurer.

(11)	Duplicate entries eliminated.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Related Party Note Payable

During the year ended September 30, 2010, we borrowed $75,000 and $25,000 from two officers of the Company under promissory notes. These notes bear interest at an annual rate of 12% and are due on demand. We repaid the $75,000 note during the quarter ended June 30, 2010, together with $3,896 as interest expense. We accrued interest on the $25,000 note totaled $1,578 for the year ended September 30, 2010.  Also during the year ended September 30, 2010, we borrowed $150,000 from our CEO as a short-term loan.  This amount was repaid without interest prior to year-end.

ADP Management (“ADP”) is an entity under common control of David Derrick, a former director and Mr. Dalton our Chairman and CEO.  During the year ended September 30, 2010 we entered into a one-year year consulting agreement with ADP.  Pursuant to this agreement we are to pay ADP $260,000 in compensation.  ADP also received 500,000 warrants to purchase common stock for $1.00 per share.  Also during the year ended September 30, 2010, ADP provided a $100,000 short-term loan to the Company and we repaid this amount without interest prior to year-end.

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

Corporate Governance and Director Independence

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

•	evaluating the qualifications, performance and independence of our independent auditors;
•	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;
•	reviewing the adequacy and effectiveness of our internal control policies and procedures;
•
discussing the scope and results of the audit with the independent registered public accounting firm and reviewing with management and the independent registered public accounting firm our interim and year-end operating results; and

•	preparing the audit committee report required by the SEC, to be included in our annual proxy statement.

As indicated above, our board of directors has affirmatively determined that Mr. Welgos and Mr. Martin meet the definition of “independent directors” for purposes of serving on an audit committee under applicable SEC rules, and we intend to comply with these independence requirements within the time periods specified.  In addition, the board of directors has determined that Mr. Welgos meets the standards established by the SEC to qualify as a “financial expert” under Item 407 of Regulation S-K under the Securities Act.  Our board of directors has adopted a written charter for our audit committee, which is available on our corporate website at www.activecaresys.com.

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

•	reviewing succession planning for our executive officers;
•	reviewing and recommending compensation goals, bonus and stock compensation criteria for our employees;
•	preparing the compensation committee report required by the SEC to be included in our annual proxy statement; and
•	administering, reviewing and making recommendations with respect to our equity compensation plans.

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

Meetings of the Board of Directors and Committees

The board of directors is elected by and is accountable to our stockholders.  The board establishes policy and provides our strategic direction, oversight, and control.  The board met five times during fiscal year 2010.  All directors attended 100% of the meetings of the board and the board committees of which they are members.

Item 14.  Principal Accounting Fees and Services

Audit Fees

Audit services consist of the audit of our annual consolidated financial statements, and other services related to filings and registration statements filed by us and other pertinent matters.  Audit fees paid to Hansen Barnett & Maxwell, P.C. for fiscal years 2010 and 2009 totaled approximately $60,000 and $87,000, respectively.

Audit Related Fees, Tax Fees, Audit Related Fees, and All Other Fees

Hansen Barnett & Maxwell, P.C. has not provided to us any consulting services (including tax consulting and compliance services or any financial information systems design and implementation services in fiscal years 2010 and 2009.

The audit committee of the board of directors considered and authorized all services provided by and fees paid to Hansen Barnett & Maxwell, P.C.

Auditor Independence

Our audit committee considered that the work done for us in fiscal 2010 by Hansen Barnett & Maxwell, P.C. was compatible with maintaining Hansen Barnett & Maxwell, P.C.'s independence.

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

We have reviewed and discussed with management the Company's audited financial statements as of and for the year ended September 30, 2010.

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

Based on our review and discussions referred to above, we have recommended to the board of directors that the audited financial statements of the Company be included in the Company's Annual Report on Form 10-K for the year ended September 30, 2010, for filing with the Securities and Exchange Commission.

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

(3)(i)	Articles of Incorporation of Registrant (previously filed as an exhibit to our Registration Statement on Form S-1.)

(3)(ii)	Articles of Amendment to Articles of Incorporation of Registrant (previously filed as an exhibit to our Registration Statement on Form S-1).

(3)(iii)	Bylaws of Registrant (previously filed as an exhibit to Registration Statement on Form S-1).

3(iv)	Articles of Amendment to Articles of Incorporation changing name to ActiveCare, Inc. (filed as an exhibit to Annual Report on 10-K for the year ended September 30, 2009).

(3)(v)	Certificate of Incorporation (Delaware) July 15, 2009 (filed as an exhibit to Annual Report on 10-K for the year ended September 30, 2009).

(3)(vi	By-Laws reflecting change of the corporate name (filed as an exhibit to Annual Report on 10-K for the year ended September 30, 2009).

(4)	Specimen of common stock certificate (previously filed as an exhibit to ourRegistration Statement on Form S-1).

4(i)	Class A Warrant to Purchase Common Stock of ActiveCare, Inc. (previously filed as exhibit to Current Report on Form 8-K filed September 11, 2009)

4(ii)	Class B Warrant to Purchase Common Stock of ActiveCare, Inc. (previously filed as exhibit to Current Report on Form 8-K filed September 11, 2009)

010(i)	Series A Convertible Preferred Stock Purchase Agreement dated September 10, 2009 (previously filed as exhibit to Current Report on Form 8-K filed September 11, 2009)

(10)(i)	Lease Agreement between RJF Company Ltd., and the Company, dated as of August 1, 2005 (previously filed as an exhibit to ourRegistration Statement on Form S-1).

(10)(ii)	Loan Agreement between the Company and RemoteMDx, Inc. (previously filed as in exhibit to ourRegistration Statement on Form S-1).

(10)(iii)	Promissory Note dated as of October 1, 2008 (previously filed as an exhibit to ourRegistration Statement on Form S-1).

(10)(iv)	Professional Services Contract between the Company and VPI Engineering, dated as of September 27, 2007, together with addenda (previously filed as an exhibit to ourRegistration Statement on Form S-1).

(10)(v)	Securities Purchase Agreement between the Company and ADP Management, dated as of November 15, 2007 (previously filed as an exhibit to ourRegistration Statement on Form S-1).

(10)(vi)	License Agreement between the Company and RemoteMDx, Inc. (previously filed as exhibit to ourReport on Form 10-Q for the period ended June 30, 2009)

(10)(vii)
License Agreement between the Company and Advance Technology Investors, LLC, formerly known as Futuristic Medical Devices LLC  (previously filed as exhibit to ourReport on Form 10-Q for the period ended June 30, 2009)

(10)(viii)	License Agreement between the Company and euromicron AG (previously filed as exhibit to our Report on Form 10-Q for the period ended June 30, 2009)

(10)(ix)	Statement of Work between Company and Quectel Wireless Solutions, Ltd., dated December 1, 2009 (filed as an exhibit to Annual Report on 10-K for the year ended September 30, 2009).

(11)	Computation of Statement of Earnings (included in financial statements filed herewith)*

(31)(i)	Certifications of Chief Executive (Principal) Executive Officer under Rule 13a-14(a)/15d-14(a)*

(31)(ii)	Certifications of Chief Financial (Principal Financial and Accounting) Officer under Rule 13a-14(a)/15d-14(a)*

(32)	Section 1350 Certifications*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ActiveCare, Inc.

By: /s/ James J. Dalton
James J. Dalton, Chief Executive Officer
(Principal Executive Officer)

Date: November 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Dalton	Director, Chairman, and
James J. Dalton	Chief Executive Officer	November 30, 2010
(Principal Executive Officer)

/s/ James G. Carter
James G. Carter	Director	November 30, 2010

/s/ Robert J. Welgos
Robert J. Welgos	Director	November 30, 2010

/s/ William K. Martin
William K. Martin	Director	November 30, 2010

/s/ Jack J. Johnson
Jack J. Johnson	Director	November 30, 2010

/s/ Michael G. Acton	Chief Financial Officer	November 30, 2010
Michael G. Acton	(principal financial officer)
(principal accounting officer)

ActiveCare, Inc.
Financial Statements
September 30, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
ActiveCare, Inc.

We have audited the accompanying balance sheets as of September 30, 2010 and 2009 and the related statements of operations, stockholders' equity and cash flows of ActiveCare, Inc., (the Company), for the years ended September 30, 2010 and 2009.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ActiveCare, Inc. as of September 30, 2010 and 2009 and the results of their operations and cash flows for the years ended September 30, 2010 and 2009 in conformity with U.S. generally accepted accounting principles.

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

As discussed in Note 4 to the financial statements, the Company adopted new guidance regarding instruments indexed to the Company’s common stock. The effects resulted in a cumulative effect adjustment to retained earning effective October 1, 2009.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
November 24, 2010

ActiveCare, Inc.
Balance Sheets
September 30, 2010 and 2009

	September 30, 2010	September 30, 2009
Assets
Current assets:
Cash	$1,713,923	$830,931
Accounts receivable, net of allowance for doubtful accounts of $3,000 and $3,000, respectively	106,142	63,469
Inventories, net of reserve and inventory valuation of $4,326 and $34,517, respectively	41,516	48,965
Prepaid expenses and other assets	243,882	12,431
Total current assets	2,105,463	955,796

Property and equipment, net of accumulated depreciation of $427,827 and $408,652, respectively	88,455	71,967
Deposits	128,883	65,000
Domain Name, net of amortization of $715 and $0 respectively	13,585	-
Leased Equipment, net of amortization of $21,921 and $0, respectively	96,544	-
License agreement, net of amortization of $47,664 and $14,019, respectively	252,336	285,981
Intangible asset – access to financing, net of amortization of $735,840 and $40,880, respectively	-	694,960
Investment	50,000	-
Total assets	$2,735,266	$2,073,704

See accompanying notes to financial statements.

ActiveCare, Inc.
Balance Sheets
September 30, 2010 and 2009 (Cont.)

Liabilities and Stockholders’ Equity	September 30, 2010	September 30, 2009
Current liabilities:
Accounts payable	$639,568	$248,552
Accrued expenses	236,219	154,544
Deferred revenue	25,921	-
Related party notes payable	25,000	-
Note payable, net of discount of $6,164 and $0, respectively	23,836	-
Accrued payable on license agreement	300,000	300,000
Series A convertible preferred stock, net of discount of $0 and $615,829, respectively (aggregate liquidation preference of $1,000,000)	-	384,171
Total current liabilities	1,250,544	1,087,267
Total liabilities	1,250,544	1,087,267
Stockholders’ equity
Preferred stock; $.00001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $.00001 par value, 50,000,000 shares authorized; 25,039,160 and 11,768,196 shares issued and outstanding, respectively	251	119
Additional paid in capital	18,522,033	6,043,469
Accumulated deficit	(17,037,562)	(5,057,151)
Total stockholders’ equity	1,484,722	986,437
Total liabilities and stockholders’ equity	$2,735,266	$2,073,704

See accompanying notes to financial statements.

ActiveCare, Inc.
Statements of Operations
For the Years Ended September 30, 2010 and 2009

	2010	2009

Revenues:
Care Services	$74,258	$-
Reagents	474,066	451,750
Total revenues	548,324	451,750

Cost of Revenue
Care Services	305,305	-
Reagents	364,804	396,183
Total cost of revenues	670,109	396,183
Gross margin	(121,785)	55,567

Operating expenses
Research and development (including $69,870 and $0, respectively, paid in stock or stock options / warrants)	458,047	375,293
Selling, general and administrative (including $6,648,114 and $1,020,201, respectively, paid in stock or stock options / warrants)	9,327,156	2,032,284

Loss from operations	(9,906,988)	(2,352,010)

Other income (expenses):
Gain on derivative liability	443,735	-
Warrants refinancing expense	(754,385)	-
Interest income	-	470
Interest expense including dividends to preferred shareholders	(1,420,389)	(100,430)
Loss on disposal of equipment	(425)	-
Other income (expenses)	(343)	35,607
Total Other Income (expenses)	(1,731,807)	(64,353)

Net loss	(11,638,795)	(2,416,363)

Net loss per common share – basic and diluted	(0.81)	(0.24)

Weighted average shares – basic and diluted	14,296,000	9,858,000

See accompanying notes to financial statements.

ActiveCare, Inc.
Statements of Stockholders’ Equity
For the Years Ended September 30, 2009 and 2010

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at September 30, 2008	8,928,196	$91	$3,698,660	$(2,640,788)	$1,057,963

Issuance of common stock for:
Cash	160,000	2	199,998	-	200,000
Services	2,000,000	20	119,980	-	120,000
Related party note cancellation	(160,000)	(2)	(199,998)	-	(200,000)
Purchase of intangible	840,000	8	735,832	-	735,840
Amortization of warrants issued for services	-	-	855,201	-	855,201
Related party note cancellation	-	-	(79,022)	-	(79,022)
Record beneficial conversion feature of preferred stock	-	-	712,818	-	712,818

Net loss	-	-	-	(2,416,363)	(2,416,363)

Balance at September 30, 2009 as previously reported	11,768,196	$119	$6,043,469	$(5,057,151)	$986,437
Cumulative effect of change in accounting principle (see Note 4)	-	-	(712,818)	(341,616)	(1,054,434)
Balance at October 1, 2009 as adjusted	11,768,196	$119	$5,330,651	$(5,398,767)	$(67,997)

Issuance of common stock for:
Cash	3,484,000	35	2,612,965	-	2,613,000
Options/warrants exercised for cash	2,528,000	25	631,975	-	632,000
Services	3,648,750	35	2,935,239	-	2,935,274
Preferred stock dividends	44,714	1	45,161	-	45,162
Connection with loans	77,500	1	60,624	-	60,625
Options/warrants exercised for services	1,568,000	16	559,984	-	560,000
Options	-	-	1,910,902	-	1,910,902
Amortization of deferred financing fees	-	-	50,500	-	50,500
Amortization of warrants issued for services	-	-	3,220,256	-	3,220,256
Conversion feature of preferred stock	1,920,000	19	1,163,776	-	1,163,795

Net loss	-	-	-	(11,638,795)	(11,638,795)

Balance at September 30, 2010	25,039,160	$251	$18,522,033	$(17,037,562)	$1,484,722

See accompanying notes to financial statements.

ActiveCare, Inc.
Statements of Cash Flows
For the Years Ended September 30, 2010 and 2009

	2010		2009

Cash flows from operating activities:
Net loss	$	(11,638,795)	$	(2,416,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		779,172		66,765
Amortization of deferred consulting and financing costs		-		190,000
Common stock issued for services		2,389,898		-
Warrants issued for services		42,294		665,201
Stock based compensation expense		4,171,130		-
Derivative liability gain		(443,735)		-
Warrants refinancing expense		754,385		-
Amortization of debt discount recorded as interest exp.		1,243,911		96,989
Loss on disposal of property & leased equipment		4,482		-
Changes in operating assets and liabilities:
Accounts receivable		(42,673)		28,198
Inventories		7,449		2,218
Prepaid expenses and other assets		(170,813)		(70,181)
Accounts payable		391,016		186,368
Accrued liabilities		291,675		129,251
Deferred revenue		25,921		-
Net cash used in operating activities		(2,194,683)		(1,121,554)

Cash flows from investing activities:
Purchase of assets for operations		(41,566)		(24,941)
Purchase of leased equipment		(251,037)		-
Purchase of investment		(50,000)		-
Purchase of intangibles		(13,585)		-
Net cash used in investing activities		(356,188)		(24,941)

Cash flows from financing activities:
Proceeds from related-party notes payable		25,000		303,280
Proceeds from note payable		30,000		-
Proceeds from the sale of common stock, net of commissions		2,101,700		200,000
Proceeds from option exercise		632,000		-
Issuance of Series A preferred for cash		-		1,000,000
Issuance of Series B preferred for cash		600,000		-
Common shares issued for dividends on preferred stock		45,163		-
Net cash provided by financing activities		3,433,863		1,503,280

Net increase in cash		882,992		356,785
Cash, beginning of year		830,931		474,146

Cash, end of year		$1,713,923		$830,931

See accompanying notes to financial statements.

ActiveCare, Inc.
Statements of Cash Flows
For the Years Ended September 30, 2010 and 2009 (Cont.)

	2010	2009
Supplemental Cash Flow Information:

Cash paid for income taxes	$-	$-
Cash paid for interest	64,565	-

Non-Cash Investing and Financing:

Conversion of derivative liability	$2,831,611	$-
Cumulative effect of change in accounting principle	1,309,593	-
Exercise of warrants for accrued board fees	210,000	-
Acquisition of HG Partners, Inc.	-	735,840
Patent license purchased with debt	-	300,000
Accruals reduced by share issuance	-	120,000
Reduction in related party receivable for fixed assets and cancelation of common stock	-	285,538

See accompanying notes to financial statements.

ActiveCare, Inc.
(Formerly Volu-Sol Reagents Corporation)
Notes to Financial Statements
September 30, 2010 and 2009

1.             Organization and Nature of Operations

ActiveCare, Inc. (the "Company" or "ActiveCare") was formed March 5, 1998 as a wholly owned subsidiary of SecureAlert, Inc. [OTCBB: SCRA.OB], a Utah corporation formerly known as RemoteMDx, Inc. ("SecureAlert").  During the twelve months ended September 30, 2008, the ownership interest of SecureAlert in ActiveCare was reduced through (a) the sale of shares of its common stock by the Company to investors in private transactions and (b) the sale and transfer of shares of its common stock by SecureAlert in private transactions.  SecureAlert completed its divestiture of ActiveCare in February 2009, through the distribution of approximately 1,421,667 shares of the Company's common stock to the shareholders of SecureAlert.  Each shareholder of SecureAlert received one share of ActiveCare common stock for every 117 shares of SecureAlert common stock owned of record on January 30, 2009. The distribution date was February 27, 2009.  Following the distribution of its shares of the Company, SecureAlert retained no ownership interest in ActiveCare.  Effective July 15, 2009, the Company changed its name to ActiveCare, Inc., and its state of incorporation to Delaware.

The Company’s revenue has historically been from three sources: (i) sales from Care Services (Care Services are the monitoring services the Company provides to customers who use the ActiveOne PAL); (ii) diagnostic equipment product sales; and (iii) sales of medical diagnostic stains.

Going Concern

The Company incurred a net loss and has negative cash flows from operating activities for the years ended September 30, 2010, and 2009.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order for the Company to remove substantial doubt about its ability to continue as a going concern, the Company must generate positive cash flows from operations and obtain the necessary funding to meet its projected capital investment requirements.  Management’s plans with respect to this uncertainty include the selling of the Company’s products and services as well as raising additional capital from the sale of the Company’s common stock.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay debts.  If the Company is unable to increase revenues or obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

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

Concentration of Credit Risk

The Company has cash in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  As of September 30, 2010, the cash balance on the Company’s bank account exceeded the federally insured limit by $1,463,923.

In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers' financial condition and requires no collateral from its customers.  The Company maintains an allowance for uncollectable accounts receivable based upon the expected collectability of all accounts receivable.

During the fiscal years ended September 30, 2010 and 2009, the Company had sales to entities which represented more than 10% of its revenues.  Mountain Home Medical accounted for approximately 28% ($20,954) and AmeriLife accounted for approximately 10% ($7,677) of the sales of Care Services which totaled $74,258 for the year ended September 30, 2010.  Thermo Fisher Scientific, Inc. accounted for approximately 14% ($63,381) and Richard Allan Scientific 16% ($75,387) of the sales of medical diagnostic stains which totaled $474,065 for the year ended September 30, 2010.  Thermo Fisher Scientific, Inc. accounted for approximately 17% ($76,947) and Richard Allan Scientific 13% ($58,227) of sales for the year ended September 30, 2009.  No other customer accounted for more than 10% of the Company’s revenues for the years ended September 30, 2010 and 2009.

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

Inventories

Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out ("FIFO") method. Inventories consisted of raw materials, work-in-process, and finished goods. Inventories as of September 30, 2010 and 2009 were as follows:

	2010	2009

Raw materials	$35,127	$38,851
Work in process	3,086	5,422
Finished goods	7,629	39,209
Reserve for inventory obsolescence	(251)	(34,517)
Inventory Valuation	(4,075)	-
Total inventory	$41,516	$48,965

Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable value could change in the near term.

Investments
On May 21, 2010, the Company entered into a “Co-Development and Exclusive Distribution Agreement” with Vista Therapeutics, Inc. (“Vista”) for the development and co-marketing of NanoBiosensor™ -based biomarker assessment products for use with the Company’s proprietary line of continuous patient monitoring products marketed to the elderly and senior market.  In connection with the Co-Development Agreement, the Company made an investment in Vista’s Series B Preferred Stock in the amount of $50,000.  The Vista Series B Preferred Stock is convertible into Common Stock of Vista under certain conditions and grants to the holder certain rights and preferences, subject to prior rights granted to the holders of Vista’s Series A-1 Preferred Stock and Series A-2 Preferred Stock.  It was not practicable to estimate the fair value of the investment which effectively represents the issued common stock of the untraded company; that investment is carried at its original cost of $50,000 in the balance sheet.

Revenue Recognition
The Company’s revenue has historically been from three sources: (i) sales from Care Services; (ii) diagnostic equipment product sales and sales of medical diagnostic stains from reagents.

Care Services
“Care Services” include contracts in which the Company provides monitoring services to end users and sales of devices to distributors.  The Company typically enters into contracts on a month-to-month basis with customers (members) that use the Company’s Care Services.  However, these contracts may be cancelled by either party at anytime with 30 days notice.  Under the Company’s standard contract, the device becomes billable on the date the customer (member) orders the product, and remains billable until the device is returned to the Company.  The Company recognizes revenue on  devices at the end of each month that Care Services have been provided.  In those circumstances in which the Company receives payment in advance, the Company records these payments as deferred revenue.

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

Accounting standards state that, “an enterprise shall report revenues from external customers for each product and service or each group of similar products and services unless it is impractical to do so.”  In the Care Services revenue line, the vast majority of the Company’s sales are Care Service revenue.  Because Care Service equipment sales are not material to the financial statements, the Company discloses sales as one line item.

The Company’s revenue recognition policy for sales to distributors is the same as the policy for sales to end-users.

A customer qualifies as a distributor by completing a distributor application and proving its sales tax status.    The Company’s distributors are not required to maintain specified amounts of product on hand, and distributors are not required to make minimum purchases to maintain distributor status.  Distributors have no stock rotation rights or additional rights of return.  Revenues from products sold with long-term service contracts are recognized ratably over the expected life of the contract.  Sales to distributors are recorded net of discounts.

Sales returns have been negligible, and any and all discounts are known at the time of sale.  Sales are recorded net of sales returns and sales discounts.  There are no significant judgments or estimates associated with the recording of revenues.

The majority of the Company’s revenue transactions do not have multiple elements. On occasion, the Company has revenue transactions that have multiple elements (such as device sales to distributors).  For revenue arrangements that have multiple elements, the company considers whether: (i) the delivered devices have standalone value to the customer; (ii) there is objective and reliable evidence of the fair value of the monitoring devices; and (iii) the customer does not have a general right of return.  Based on these criteria, the Company recognizes revenue from the sale of devices separately from the monitoring services to be provided to the customer.  The Company defers and amortizes the fair value of the element (sales of the monitoring device) over a twenty-four month period, which is the expected life of the contracts.

Reagents
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

Customers order the Company’s diagnostic stain product lines by purchase order.  The Company does not enter into long-term contracts.  Its diagnostic equipment sales were $10,400 for the year ended September 30, 2010 and its medical diagnostic stain sales were $463,665 the year ended September 30, 2010.  All of the Company’s sales are made with net 30-day payment terms.

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

The Company has 70 types of products based on the number of individual stock-keeping units (“SKUs”) in its inventory.  Most of these 70 SKUs are for medical diagnostic stain inventory.  For example, certain medical diagnostic stains are packaged in different sizes, and each packaged size (i.e. 16 oz., 32 oz., and 48 oz.) has a unique SKU in inventory.  Accounting standards state that, “an enterprise shall report revenues from external customers for each product and service or each group of similar products and services unless it is impractical to do so.”  The vast majority of the Company’s sales are of medical diagnostic stains, with a minimal portion of sales being diagnostic equipment.  Because diagnostic equipment sales are not material to the financial statements, the Company discloses both types of sales as one line item.

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

Although not the focus of the Company’s new business model, the Company also sells diagnostic devices in certain situations. The Company recognizes product sales revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the devices, prices are fixed or determinable and collection is reasonably assured.  Because diagnostic equipment sales are not material to the financial statements, the Company discloses the sales as one line item for Reagents in the statement of operation.

Research and Development Costs
All expenditures for research and development are charged to expense as incurred. These expenditures in both 2010 and 2009 were for the development of a medical home monitoring device and associated services. For the years ended September 30, 2010 and 2009, research and development expenses were $458,047 and $375,293, respectively.

Advertising Costs
The Company expenses advertising costs as incurred.  Advertising expenses for the years ended September 30, 2010 and 2009 were approximately $420,394 and $45,286, respectively.  Virtually all of this advertising expense relates to the Company’s ActiveOne™ product.

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

Warrant Exercises
The Company issues common shares from warrant exercise once it has received verification of the funds deposited and has received an exercise letter from the warrant holder.

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

Common share equivalents consist of shares issuable upon the exercise of common stock warrants, and shares issuable upon conversion of preferred stock.  As of September 30, 2010 and 2009, there were 12,604,000 and 15,214,284 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

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

In June 2008, the FASB provided guidance which assists in determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. This amendment is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. A contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. This amendment provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for this exception. The Company adopted this guidance on October 1, 2009, and the effects on fiscal year 2010’s financial statements are discussed in Note 4.

In June 2009, the FASB issued accounting guidance on the consolidation of variable interest entities (VIEs). This new guidance revises previous guidance by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity.  This guidance will be effective at the beginning of the first fiscal year beginning after November 15, 2009. Early application is not permitted.  This guidance does not have a material impact on the Company’s financial statements.

In September 2009, the FASB issued guidance that changes the existing multiple-element revenue arrangements guidance currently included under its Revenue Arrangements with Multiple Deliverables codification. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. This will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. This guidance does not have a material impact on the Company’s financial statements.

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

3.	Property and Equipment

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

Property and equipment consisted of the following as of September 30:

	2010	2009
Equipment	$195,499	$171,577
Software	20,032	15,498
Leasehold improvements	274,437	269,448
Furniture and fixtures	26,314	24,096
	516,282	480,619
Accumulated depreciation	(427,827)	(408,652)
Property and equipment, net of accumulated depreciation	$88,455	$71,967

Depreciation expense for the years ended September 30, 2010 and 2009 was $19,329 and $11,865, respectively.

4.	Change in Accounting Principle

Beginning October 1, 2009, the Company recognized the fair value of the Class A and Class B warrants along with the embedded conversion features of the Series A Preferred Stock (“Series A”) (see Note 10) as derivative liabilities on its consolidated balance sheet. This was as a result of the adoption of new guidance as found in ASC Topic 815-10, effective for the Company at the beginning of this fiscal year.  Accordingly, changes in the fair value of these liabilities at each reporting period are required to be recognized as non-cash expense or income in the consolidated statement of operations.  Future movements in the Company’s stock price alone can materially affect both its results of operations and financial position in the future.  Substantial movements in the Company’s stock price could result in material volatility in the Company’s results of operations and financial position.

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

The Company used the Black-Scholes valuation model to measure the fair value of the warrants and Series A on October 1, 2009 with the following assumptions and inputs: Exercise price ranging from $1.75 to $2.25; Risk free interest rate of between 0.37% to 0.87%; Expected life between 1 years to 2.50 years; Expected dividend of 0%; and a volatility factor of 147%.  For the year ended September 30, 2009, the accumulated effect on net loss per share was a decrease of $0.03 per share. The adjustment was recorded as a cumulative effect of the change in accounting principle and for the year ended September 30, 2010, net loss per share decreased by $.02 per share.

5.	Patent License Agreement

During the year ended September 30, 2009, the Company licensed the use of certain patents from a third party.  This license agreement will aid the Company as it furthers its business plan.  The Company is required to pay $300,000 plus a 5% royalty on the net sales of all licensed products and it has the right to purchase the underlying patents for 4,000,000 shares of common stock. The Company has capitalized the patents and is amortizing them over the remaining estimated useful life of 9 years.  The Company has recognized $33,645 and $14,019 of amortization expense as of the year ended September 30, 2010 and 2009, respectively.  The Company had not paid the $300,000 as of September 30, 2010, but is in negotiations to cure the default.

6.	Leased Equipment

Leased equipment at September 30, 2010, is as follows:

Leased equipment	$118,465
Less accumulated depreciation	(21,921)
Leased Equipment, net	$96,544

The Company began leasing monitoring equipment to customers for Care Services in October 2009.   The leased equipment is depreciated on the straight-line method over the estimated useful lives of the related assets over 3 years regardless if the equipment is leased to a customer or remaining in stock.  Customers have the right to cancel the service agreements anytime.  The leased equipment depreciation expense is recorded under Cost of Revenue for Care Services.

Leased Equipment depreciation expense for the years ended September 30, 2010 and 2009, was $21,921 and $0 respectively.

7.	Note Payable

The Company borrowed $30,000 from an unrelated party.  The note has an annual interest rate of 12% and is due on December 31, 2010.  The Company issued 20,000 shares of common stock to the lender along with the note.  These stocks are recorded at a value of $13,333 as discount of the note.  Accrued interest and discount amortization for this note totaled $1,057 and $7,169 respectively for the year ended September 30, 2010.

8.	Related-Party Note Payable

During the year ended September 30, 2010, the Company borrowed $75,000 and $25,000 from two officers of the Company.  These notes have an annual interest rate of 12% and are due on demand.  The Company repaid the $75,000 note during the quarter ended June 30, 2010, together with $3,896 as interest expense.  The Company accrued interest on the $25,000 note totaled $1,578 for the year ended September 30, 2010.  Also during the year ended September 30, 2010, the CEO made a short-term loan to the Company of $150,000.  This amount was repaid without interest prior to year-end.

ADP Management (“ADP”) is an entity under common control of David Derrick, a former director and Mr. Dalton the Chairman and CEO of the Company.  During the year ended September 30, 2010 the Company entered into a one-year year consulting agreement with ADP.  Pursuant to this agreement the Company is to pay ADP $260,000 in compensation.  ADP also received 500,000 warrants to purchase common stock for $1.00 per share.  Also during the year ended September 30, 2010, ADP provided a $100,000 short-term loan to the Company and the Company repaid this amount without interest prior to year-end.

9.	Preferred Stock

The Company is authorized to issue 10,000,000 shares of undesignated preferred stock, with a par value of $0.00001 per share.  Pursuant to the Company's Certificate of Incorporation, the Company's board of directors has the authority to amend the Company's Certificate of Incorporation, without further shareholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock and to create one or more series of preferred stock and fix the number of shares of each such series and determine the preferences, limitations and relative rights of each series of preferred stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, and liquidation preferences.   On September 10, 2009 the Company designated the Series A.  See Note 10 for details.  On March 23, 2010, the board of directors designated the Series B.  See Note 11 for details.

10.          Series A Convertible Preferred Stock

On September 10, 2009, the Company issued 571,428 shares of Series A Convertible Preferred Stock (“Series A”) for $1.75 per share, or a total of $1,000,000.  The purchasers received one Class A warrant and one Class B warrant for each share of Series A purchased.  The Series A par value is $.00001 per share and the stated value is $1.75 per share.  The Series A was converted to 1,200,000 shares of common stock in September 2010.  The Series A accrued dividends at a rate of 8%, which was paid in full by the Company.  Dividends totaled $37,918 during fiscal year of 2010.  In addition, the preferred stock shareholders received 1,584,159 shares of Class D warrants in exchange for all Class A and Class B warrants.

11.	Series B Convertible Preferred Stock

On March 23, 2010, the Company issued 342,857 shares of Series B Convertible Preferred Stock (“Series B”) for $1.75 per share, or a total of $600,000.  The purchasers received one Class C warrant for each share of Series B purchased.  The Series B par value is $.00001 per share and the stated value is $1.75 per share.  The Series B was converted to 720,000 shares of common stock in September 2010.  The Series B accrued dividends at a rate of 8%, which was paid in full by the Company.  Dividends totaled $22,751 during fiscal year of 2010.  In addition, the Series B holders received 415,841 shares of Class E warrants in exchange for all Class C warrants.

12.	Derivative Liability

The Company does not hold or issue derivative instruments for trading purposes.  However, during the year ended September 30, 2010, the Company had convertible preferred stock, that contained embedded derivative features that required separate valuation from the preferred stock.  The Company recognized these derivatives as liabilities in its balance sheet, measured them at their estimated fair value, and recognized changes in their estimated fair value in earnings (losses) in the period of change.  As of September 30, 2010, the Company no longer held any derivatives. However, for the year ended September 30, 2010, the derivative valuation gain of $443,735 was recorded. The Company did not have any derivatives during the fiscal year ended September 30, 2009.

13.	Common Stock

During the year ended September 30, 2010, the Company issued 13,270,964 shares of common stock as follows:

•	3,484,000 shares were issued in a private placement with net proceeds of $2,101,700.
•	1,200,000 shares were issued on the conversion of Series A Preferred Stock.
•	720,000 shares were issued on the conversion of Series B Preferred Stock.
•	2,750,000 shares were issued for current and future consulting services valued at $2,912,500.
•	70,000 shares were issued for services performed in the sales and marketing area for a value of $76,100.
•	51,000 shares were issued for services performed in the research and development areas valued at $69,870.
•	777,750 shares were issued to employees, officers, and directors for services performed for a value of $991,303.
•	77,500 shares were issued in connection with origination fees for loans to the Company for a value of 73,958.
•	44,714 shares were issued in connection with preferred stock dividends hold by investor valued at $45,161.
•	2,528,000 shares were issued upon the exercise of options for cash proceeds of $632,000.
•	1,568,000 shares were issued upon the exercise of options/warrants for accrued and current services valued at $560,000.

During 2010, the Company awarded selected officers and key employees restricted stock grants totaling 679,000 shares, valued at $916,650, or $1.35 per share, in connection with their employment agreements. These grants vest as under certain performance measures of the Company as follows:

Vesting		% of	Price on
Criteria	Shares	total shares	Grant Date	Value
1M Rev	67,000	10%	$1.35	$90,450
5M Rev	102,000	15%	1.35	137,700
10M Rev	102,000	15%	1.35	137,700
15M Rev	102,000	15%	1.35	137,700
20M Rev	102,000	15%	1.35	137,700
25M Rev	102,000	15%	1.35	137,700
Profitability	102,000	15%	1.35	137,700
Total	679,000	100%		$916,650

As of September 30, 2010, none of the performance measures had been met.

Compensation expense regarding these grants totaled $200,242, and is included in general and administrative expense in the accompanying financial statements.

The value of the non-vested stock under the plan at September 30, 2009 is $916,650. As of September 30, 2009 unrecognized stock-based compensation was $716,408 and will be recognized over the remaining estimated lives of the performance measures. The weighted average remaining term of the grants is 1.53 years.

During the year ended September 30, 2010, the Company reduced outstanding shares of common stock by 54,443, due to an adjustment in the original spin-off.  The amount is retroactively applied to the outstanding shares as of September 30, 2008.

14.	Warrants

During the year ended September 30, 2009, the Company issued warrants to the board of directors of the Company for the purchase of an aggregate of 13,500,000 shares of common stock at prices ranging from $0.25 to $1.25 per share.  The warrants expire during 2014.

As of September 30, 2010, all of these warrants had been vested.  1,060,000 warrants were vested once the Company’s common stock began trading.  The Company’s board of directors accelerated vesting of 4,000,000 warrants based on the CEO’s performance. The balance was vested in full during July 2010.

The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes valuation model and assumes that the performance goals will be achieved using the following inputs: Exercise price ranging from $0.25 to $1.25; Risk free interest rate of between 2.02% - 2.71%; Expected life of 5 years; Expected dividend of 0%; and a volatility factor of 141%.  If performance goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed.  Expected volatilities are based on historical volatility of a peer company’s common stock among other factors. The Company uses the simplified method within the valuation model due to the Company’s short trading history.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

During the year ended September 30, 2010, the Series A stock was converted into common stock and the Class A and Class B warrants were replaced by 1,584,159 shares of Class D warrants (see Note 10).  The exercise price of the Class D warrants is $1.00.  The warrants are immediately exercisable for the purchase of shares of the Company’s common stock through September 10, 2014.

During the fiscal year 2010, the Series B stock was converted into common stock and the Class C warrants were replaced by 415,841 shares of Class E warrants (see Note 11).  The exercise price of the Class E warrants is $1.00.  The warrants are immediately exercisable for the purchase of shares of the Company’s common stock through March 24, 2015.

The fair value of Class D and Class E warrants were estimated on the date of grant using the Black-Scholes valuation model and assumes that the performance goals will be achieved using the following inputs: Exercise price ranging of $1.00; Risk free interest rate of 0.42%; Expected life range of 4 - 4.5 years; Expected dividend of 0%; and a volatility factor of 129%.  If performance goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed.  Expected volatilities are based on historical volatility of a peer company’s common stock among other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

During the year ended September 30, 2010, the Company issued 700,000 warrants related to the raising of capital and 500,000 warrants for consulting services.  The exercise price of the warrants is $1.00.  The warrants are immediately exercisable for the purchase of shares of the Company’s common stock through September 30, 2015 at $1.37 per share.  The total value of the warrants is $1,218,091 according to the Black-Scholes valuation model and assumes that the performance goals will be achieved using the following inputs: Exercise price of $1.00; Risk free interest rate of 0.64%; Expected life of 5 years; Expected dividend of 0%; and a volatility factor of 129%.  If performance goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed.  Expected volatilities are based on historical volatility of a peer company’s common stock among other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes information about stock options and warrants outstanding as of September 30, 2010:

Options	Number of Options and Warrants	Weighted-Average Exercise Price
Outstanding as of October 1, 2008	-	$-
Granted	14,642,856	0.40
Exercised	-	-
Forfeited	-	-
Outstanding as of September 30, 2009	14,642,856	0.40
Granted	3,200,000	1.00
Exercised	(4,096,000)	0.29
Forfeited	(1,142,856)	1.75
Outstanding as of September 30, 2010	12,604,000	$0.47

As of September 30, 2010, the total aggregate intrinsic value of the outstanding warrants is $11,384,480, and the weighted average remaining term of the warrants is 3.82 year.

15.	Segment Information

The Company is organized into two business segments based primarily on the nature of the Company's products. The Stains and Reagents segment is engaged in the business of manufacturing and marketing medical diagnostic stains, solutions and related equipment to hospitals and medical testing labs. The Care Services segment is engaged in the business of developing, distributing and marketing mobile health monitoring and concierge services to distributors and consumers.  The Care Services part of the Company’s business started during the quarter ended December 31, 2009. Prior to that time the Company did not allocate any expenses or assets between the segments.

The following table reflects certain financial information relating to each reportable segment for the year ended September 30, 2010 and 2009:

	Care Services	Stains and Reagents	Total
Year Ended September 30, 2010
Sales to external customers	$74,258	$474,066	$548,324
Segment income (loss)	$(11,523,273)	$(115,522)	$(11,638,795)
Segment assets	$2,549,824	$185,442	$2,735,266
Depreciation and amortization	$763,202	$15,970	$779,172

Year Ended September 30, 2009
Sales to external customers	$-	$451,750	$451,750
Segment income (loss)	$-	$(2,416,363)	$(2,416,363)
Segment assets	$-	$2,073,704	$2,073,704
Depreciation and amortization	$-	$66,765	$66,765

16.	Income Taxes

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

For the years ended September 30, 2010 and 2009, the Company incurred net losses of approximately $11,639,000 and $2,416,000, respectively, for income tax purposes.  The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.  The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization.  Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

At September 30, 2010, the Company had net carryforwards available to offset future taxable income of approximately $14,651,000 which will begin to expire in 2026.  The utilization of the net loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.  The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carryforwards.  For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place.  The Company will perform an analysis to determine whether any such limitations have occurred as the net operating losses are utilized.

Deferred income taxes are determined based on the estimated future effects of differences between the financial statement and income tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws and the tax rates expected to be in place. For fiscal year ended September 30, 2010 and 2009, the Company’s expected federal tax rate was 34% and 15%, respectively.

The deferred income tax assets (liabilities) were comprised of the following at September 30:

	2010	2009
Net operating loss carryforwards	$4,981,000	$775,000
Depreciation and reserves	12,000	4,000
Stock based compensation	725,000	-
Accrued vacation	8,000	-
Valuation allowance	(5,726,000)	(779,000)
Total	$-	$-

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company’s benefit for income taxes for the years ended September 30, 2010 and 2009 are as follows:

	2010	2009
Federal income tax benefit at statutory rate	$3,957,000	$308,000
State income tax benefit, net of federal income tax effect	384,000	46,000
Non-deductible expenses	3,000	(9,000)
Change in valuation allowance	(4,947,000)	(345,000)
Change in effective tax rate	603,000	-
Benefit for income taxes	$-	$-

During the years ended September 30, 2010 and 2009, the Company recognized no interest and penalties, and there were no changes in unrecognized tax benefits from tax positions taken or from lapsed statutes of limitations.  There were no settlements with taxing authorities.  At September 30, 2010, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate, and there are no positions that are anticipated to significantly increase or decrease by September 30, 2010.  The Company had no tax examinations begin, end, or remains in process as of and for the years ended September 30, 2010 and 2009.  Tax years subsequent to September 30, 2005 remain subject to examination.

17.	Commitments and Contingencies

The Company leases a facility under a non-cancelable operating lease that expires in November 2010.  The Company is also under two equipment lease contracts expiring in June 2012 and August 2013.  Future minimum rental payments under the non-cancelable operating lease as of September 30, 2010 are approximately as follows:

Lease Obligations
Year Ending September 30:
2011	32,146
2012	20,633
2013	17,600
Total	$70,379

The current facility rent expense related to this non-cancelable operating lease was approximately $76,000 and $74,000 for the years ended September 30, 2010 and 2009, respectively.

18.	Acquisition

On September 4, 2009, the Company completed the acquisition of HG Partners, Inc. (HG) by acquiring 100% of HG’s common stock.  Consideration consisted of 840,000 shares of the Company’s common stock valued at $735,840.  The Company acquired HG to gain access to future financing sources, including HG’s shareholders.

No assets and liabilities were acquired from HG, and no operations were acquired.  The purchase price of $735,840 was allocated to an intangible asset (access to financing sources).  Management estimated another financing to occur in approximately 18 months.  The Company capitalized the intangible asset and was amortizing it on a straight-line basis over the remaining useful life of 18 months.  During the year ended September 30, 2010, the Company raised additional capital from these sources, so the amortization expense was accelerated and included in the fiscal expenses. The Company has recognized $694,960 and $40,880 of amortization expense for the years ended September 30, 2010 and 2009, respectively.

19.           Subsequent Events

Subsequent to September 30, 2010, the Company entered into a 39 month lease for new office space for the CareCenter and sales department.  The lease is cancelable after the 13th month and 26th month with 60 days notice.  Monthly lease payments begin at $5,121.70 and increase to approximately $5,400 over the life of the lease.

Subsequent to September 30, 2010, the Company renewed a non-cancelable 5 year lease agreement for the current facility on November 2010.  Monthly lease payment remains the same as the original agreement which expires in November 2010.   The Company obligates to pay $5,518 of rent plus $1,586 of base real property taxes each month.

Subsequent to September 30, 2010, the Company issued 250,000 shares of common stock for warrants exercises for proceeds of $62,500.

Subsequent events have been evaluated through November 22, 2010, the date these financial statements were issued. No events, other than the events described above, required disclosure.