Form 10-Q
period 2010-12-31
ACTIVECARE, INC.
filed 2011-02-10
CIK 1429896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 0-53570
ActiveCare, Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-0578125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5095 West 2100 South West Valley City, Utah (Address of principal executive offices)	84120 (Zip Code)

(801) 974-9474
 (Registrant's telephone number, including area code)

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

As of February 10, 2011, the registrant had 25,319,162 shares of common stock outstanding.

ActiveCare, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	December 31, 2010	September 30, 2010
Assets
Current assets:
Cash	$593,949	$1,713,923
Accounts receivable, net of allowance for doubtful accounts of $4,373 and $3,000, respectively	92,776	106,142
Inventories, net of reserve and inventory valuation of $4,993 and $4,326, respectively	43,214	41,516
Prepaid expenses and other assets	178,101	243,882
Total current assets	908,040	2,105,463

Property and equipment, net of accumulated depreciation of $434,588 and $427,827, respectively	321,289	88,455
Deposits	15,666	128,883
Domain Name, net of amortization of $894 and $715, respectively	13,406	13,585
Leased Equipment, net of amortization of $35,503 and $21,921, respectively	203,409	96,544
License agreement, net of amortization of $56,076 and $47,664, respectively	243,924	252,336
Intangible asset – access to financing, net of amortization of $735,840 and $735,840, respectively	-	-
Investment	50,000	50,000
Total assets	$1,755,734	$2,735,266

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (cont.)

	December 31, 2010	September 30, 2010
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$669,679	$639,568
Accrued expenses	209,808	236,219
Deferred revenue	32,213	25,921
Related party notes payable	-	25,000
Note payable, net of discount of $0 and $6,164, respectively	-	23,836
Accrued payable on license agreement	300,000	300,000
Total current liabilities	1,211,700	1,250,544
Total liabilities	1,211,700	1,250,544

Stockholders’ equity
Preferred stock; $.00001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $.00001 par value, 50,000,000 shares authorized; 25,289,162 and 25,039,160 shares issued and outstanding, respectively	253	251
Additional paid in capital	19,267,002	18,522,033
Accumulated deficit	(18,723,221)	(17,037,562)
Total stockholders’ equity	544,034	1,484,722
Total liabilities and stockholders’ equity	$1,755,734	$2,735,266

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,
	2010	2009

Revenues:
Care Services	$55,854	$4,434
Reagents	118,586	108,421
Total revenues	174,440	112,855

Cost of Revenue
Care Services	139,214	60,621
Reagents	114,817	97,038
Total cost of revenues	254,031	157,659
Gross margin	(79,591)	(44,804)

Operating expenses
Research and development	178,407	164,330
Selling, general and administrative (including $682,471 and $460,670, respectively, of compensation expense paid in stock or as a result of amortization of stock options/warrants)	1,413,062	1,030,332

Loss from operations	(1,671,060)	(1,239,466)

Other income (expenses):
Gain (loss) on derivative liability	-	360,064
Loss on disposal of equipment	(3,833)	-
Interest income	173	-
Interest expense	(10,938)	(382,731)
Other income (expenses)	-	57

Net loss	$(1,685,658)	$(1,262,076)

Net loss per common share – basic and diluted	$(0.07)	$(0.11)

Weighted average shares – basic and diluted	25,270,000	11,822,639

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(1,685,658)	$(1,262,076)
Adjustments to reconcile net loss to net cash used
In operating activities:
Depreciation and amortization	32,268	142,115
Stock based compensation expense	682,471	460,670
Amortization of debt discount recorded as interest expense	6,163	353,517
Gain on derivative liability	-	(360,064)
Loss on disposal of property and leased equipment	7,646	239
Changes in operating assets and liabilities:
Accounts receivable	13,366	(18,785)
Inventories	(1,698)	9,253
Prepaid expenses and other assets	178,998	49,000
Accounts payable	30,111	5,317
Accrued expenses	(11,168)	62,532
Deferred revenue	6,292	-
Net cash used in operating activities	(741,209)	(558,282)

Cash flows from investing activities:
Purchase of assets for operations	(261,745)	(18,021)
Purchase of leased equipment	(124,520)	(71,500)
Purchase of intangibles	-	(14,300)
Net cash used in investing activities	(386,265)	(103,821)

Cash flows from financing activities:
Proceeds from related-party note payable	-	75,000
Payment to related-party note payable	(25,000)	-
Payment to note payable	(30,000)	-
Proceeds from exercise of warrants	62,500	-
Net cash provided by financing activities	7,500	75,000

Net decrease in cash	(1,119,974)	(587,103)
Cash, beginning of period	1,713,923	830,931

Cash, end of period	$593,949	$243,828

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) contd.

	Three Months Ended December 31,
	2010	2009
Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$6,694	$-

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The unaudited interim condensed consolidated financial information of ActiveCare, Inc. (the “Company” or “ActiveCare”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2010, and results of its operations for the three months ended December 31, 2010 and 2009.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.  The results of operations for the three months ended December 31, 2010 may not be indicative of the results for the fiscal year ending September 30, 2011.

Going Concern
The Company incurred a negative gross margin and has negative cash flows from operating activities for the years ended September 30, 2010 and 2009, and for the period ended December 31, 2010.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order for the Company to remove substantial doubt about its ability to continue as a going concern, the Company must generate positive cash flows from operations and obtain the necessary funding to meet its projected capital investment requirements.  Management’s plans with respect to this uncertainty include raising additional capital from the sale of the Company’s common stock and increase the sales of the Company services and products.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay debts.  If the Company is unable to increase revenues or obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

2.	Revenue Recognition

The Company’s revenue has historically been from two sources: (i) sales from Care Services; and (ii) diagnostic equipment product sales and sales of medical diagnostic stains from reagents.

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

Customers order the Company’s product lines by phone or website.  The Company does not enter into long-term contracts.  All of the Company’s Care Services sales are made with net 30-day payment terms.

In connection with GAAP, to qualify for the recognition of revenue at the time of sale, the Company notes the following:

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

The majority of the Company’s revenue transactions do not have multiple elements. On occasion, the Company has revenue transactions that have multiple elements (such as device sales to distributors).  For revenue arrangements that have multiple elements, the Company allocates the consideration received at the inception of the contract on the basis of their relative selling price.  Based on this allocation the Company recognizes revenue from the sale of devices separately from the monitoring services to be provided to the customer.  The Company defers and amortizes the remaining selling price of the element (residual monitoring services) over a twenty-four month period, which is the expected life of the contracts.

Reagents
The Company recognizes medical diagnostic stains (“Reagents”) revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer, prices are fixed or determinable and collection is reasonably assured.

Shipping and handling fees are included as part of net sales. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold. Neither the sale of diagnostic equipment nor the sale of medical diagnostic stains contains multiple deliverables.

Customers order the Company’s diagnostic stain product lines by purchase order.  The Company does not enter into long-term contracts.  Its diagnostic equipment sales were $3,150 for the quarter ended December 31, 2010, and its medical diagnostic stain sales were $115,436 the quarter ended December 31, 2010.  All of the Company’s Reagents sales are made with net 30-day payment terms.

In connection with GAAP, to qualify for the recognition of revenue at the time of sale, the Company notes the following:

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

The Company has 70 types of products based on the number of individual stock-keeping units (“SKUs”) in its inventory.  Most of these 70 SKUs are for medical diagnostic stain inventory.  For example, certain medical diagnostic stains are packaged in different sizes, and each packaged size (i.e. 16 oz., 32 oz., and 48 oz.) has a unique SKU in inventory.  Accounting standards state that, “an enterprise shall report revenues from external customers for each product and service or each group of similar products and services unless it is impractical to do so.”  The vast majority of the Company’s Stains sales are of medical diagnostic stains, with a minimal portion of sales being diagnostic equipment.

Although not the focus of the Company’s new business model, the Company also sells diagnostic devices in certain situations.  The Company recognizes device sales revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the devices, prices are fixed or determinable and collection is reasonably assured.  Because diagnostic equipment sales are not material to the financial statements, the Company discloses the sales as one line item for Reagents in the statement of operation.

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

Common share equivalents consist of shares issuable upon the exercise of common stock warrants.  As of December 31, 2010 and 2009, there were 12,354,000 and 15,214,287 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

4.	Recent Accounting Pronouncements

In June 2009, the FASB issued accounting guidance on the consolidation of variable interest entities (VIEs). This new guidance revises previous guidance by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity.  This guidance was effective at the beginning of the first fiscal year beginning after November 15, 2009.  The Company adopted this guidance on October 1, 2010.  The application of this guidance did not have a material impact on the Company’s financial statements.

In September 2009, the FASB issued guidance that changes the existing multiple-element revenue arrangements guidance currently included under its Revenue Arrangements with Multiple Deliverables codification. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. This will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption.  The Company adopted this guidance on October 1, 2010.  The application of this guidance did not have a material impact on the Company’s financial statements.

In October 2009, the FASB issued guidance on share-lending arrangements entered into on an entity's own shares in contemplation of a convertible debt offering or other financing.  This new guidance is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those years. Retrospective application is required for such arrangements and early application is not permitted.  The Company adopted this guidance on October 1, 2010.  The application of this guidance did not have a material impact on the Company’s financial statements.

5.	Inventory

Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out ("FIFO") method. Inventories consisted of raw materials, work-in-process, and finished goods.  Inventories as of December 31, 2010 and September 30, 2010, were as follows:

	31-Dec	30-Sep

Raw materials	$37,511	$35,127
Work in process	4,492	3,086
Finished goods	6,204	7,629
Reserve for inventory obsolescence	(918)	(251)
Inventory Valuation	(4,075)	(4,075)
Total inventory	$43,214	$41,516

Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable value could change in the near term.

6.	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets, typically three to seven years.  Leasehold improvements are amortized over the shorter of the estimated useful lives of theasset or the term of the lease.  Expenditures for maintenance and repairs are expensed while renewals and improvements over $500 are capitalized.  When property and equipment are disposed, any gains or losses are included in the results of operations.

Property and equipment consisted of the following as of December 31, 2010 and September 30, 2010:

	31-Dec	30-Sep
Equipment	$249,937	$195,499
Software	22,075	20,032
Leasehold improvements	430,632	274,437
Furniture and fixtures	53,233	26,314
	755,877	516,282
Accumulated depreciation	(434,588)	(427,827)
Property and equipment, net of accumulated depreciation	$321,289	$88,455

Depreciation expense for the three months ended December 31, 2010, and the year ended September 30, 2010, was $8,974, and $19,329, respectively.

7.	Leased Equipment

Leased equipment at December 31, 2010 and September 30, 2010, is as follows:

	December 31	September 30
Leased equipment	$238,912	$118,465
Less accumulated depreciation	(35,503)	(21,921)
Leased Equipment, net	$203,409	$96,544

The Company began leasing monitoring equipment to customers for Care Services in October 2009.  The leased equipment is depreciated on the straight-line method over the estimated useful lives of the related assets over three years regardless if the equipment is leased to a customer or remaining in stock.  Customers have the right to cancel the service agreements anytime.  The leased equipment depreciation expense is recorded under Cost of Revenue for Care Services.

Leased equipment depreciation expense for the three months ended December 31, 2010, and the year ended September 30, 2010, was $14,704 and $21,921, respectively.

8.	Investment

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

During the year ended September 30, 2009, the Company licensed the use of certain patents from a third party.  This license agreement will aid the Company as it furthers its business plan.  The Company is required to pay $300,000 plus a 5% royalty on the net sales of all licensed products and it has the right to purchase the underlying patents for 4,000,000 shares of common stock. The Company has capitalized the patents and is amortizing them over the remaining estimated useful life of nine years.  The Company has recognized $8,411 and $8,411 of amortization expense as of the three months ended December 31, 2010 and 2009, respectively.  The Company had not paid the $300,000 as of December 31, 2010, but is in negotiations to cure the default.

10.	Related-Party Notes Payable

The Company owed $25,000 to one of its officers.  The note had an annual interest rate of 12% and was due on demand.  The Company repaid the loan together with $1,915 of interest during the quarter ended December 31, 2010.

11.	Note Payable

The Company owed $30,000 to an unrelated party.  The note had an annual interest rate of 12% and was due on December 31, 2010.  The Company repaid the loan together with $1,659 of interest during the quarter ended December 31, 2010.

12.	Common Stock

During the three months ended December 31, 2010, the Company issued 250,000 shares of common stock for warrants exercised for proceeds of $62,500.

In March 2010, the Company issued 2,000,000 shares of common stock with a value of $2,020,000 for a 15-month consulting services agreement.  The Company has been recognizing the consulting expense over a 15-month period starting March 2010.  For the quarter ended December 31, 2010, the Company recognized $404,000 of consulting expense related to the issuance.

13.	Warrants

During September 2010, the Company issued 500,000 warrants for a 12-month consulting services agreement.  The warrants vest immediately and are exercisable for the purchase of shares of the Company’s common stock at $1.00 per share through September 30, 2015.  The total value of the warrants issued was $507,538, and was measured using the Black-Scholes valuation model using the following assumptions: exercise price of the warrants at $1.00; risk free interest rate of 0.64%; expected life of 2.5 years; expected dividend of zero;  a volatility factor of 129%; and market price on date of grant of $1.37.  Expected volatilities are based on historical volatility of a peer company’s common stock, among other factors. The Company uses the simplified method within the valuation model due to the Company’s short trading history.  The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of grant.  The Company has been recognizing the related consulting compensation expense over a 12-month period starting September 2010.  During the quarter ended December 31, 2010, the Company recognized $126,884 of consulting expense related to the issuance.

The following table summarizes information about stock options and warrants outstanding as of December 31, 2010:
Options	Number of Options and Warrants	Weighted-Average Exercise Price
Outstanding as of September 30, 2010	12,604,000	0.47
Granted	-	-
Exercised	(250,000)	0.25
Forfeited	-	-
Outstanding as of December 31, 2010	12,354,000	$0.47

As of December 31, 2010, the total aggregate intrinsic value of the outstanding warrants is $7,027,660, and the weighted average remaining term of the warrants is 3.57 years.

14.	Segment Information

The Company is organized into two business segments based primarily on the nature of the Company's products. The Stains and Reagents segment is engaged in the business of manufacturing and marketing medical diagnostic stains, solutions and related equipment to hospitals and medical testing labs. The Care Services segment is engaged in the business of developing, distributing and marketing mobile health monitoring and concierge services to distributors and customers.

The following table reflects certain financial information relating to each reportable segment for the three-month periods ended December 31, 2010 and 2009:

	Care Services	Stains and Reagents	Total
Three Months Ended December 31, 2010
Sales to external customers	$55,854	$118,586	$174,440
Segment loss	$(1,641,187)	$(44,472)	$(1,685,659)
Segment assets	$1,583,442	$172,292	$1,755,734
Depreciation and amortization	$28,556	$3,666	$32,222

Three Months Ended December 31, 2009
Sales to external customers	$4,434	$108,421	$112,855
Segment loss	$(812,550)	$(449,526)	$(1,262,076)
Segment assets	$1,207,071	$201,529	$1,408,600
Depreciation and amortization	$138,568	$3,547	$142,115

15.	Commitments and Contingencies

The Company leases a new CareCenter facility and an office facility with lease contracts expiring in February 2014, and November 2015, respectively.  The Company is also under two equipment lease contracts expiring in June 2012 and August 2013.  Future minimum rental payments under the non-cancelable operating lease as of December 31, 2010, are approximately as follows:

Lease Obligations
Year Ending September 30:
2011	133,422
2012	144,053
2013	142,104
2014	93,106
2015	66,216
2016	11,036
Total	$589,937

Rent expense related to the office facility lease was approximately $21,100 and $21,500 including base real property taxes for the quarters ended December 31, 2010, and 2009, respectively.

16.	Subsequent Event

Subsequent to December 31, 2010, the Company issued 30,000 shares of common stock, valued at $33,000, to an unrelated third party consultant for services to be performed through March 31, 2011.

Subsequent events have been evaluated through the date these financial statements were issued. No other events required disclosure.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader better understand our operations and our present business environment.  This MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements for the fiscal years ended September 30, 2010, and 2009, and the accompanying notes thereto contained in our Annual Report on Form 10-K. Unless otherwise indicated, the terms “ActiveCare,” the “Company,” “we,” and “our” refer to ActiveCare, Inc., a Delaware corporation.

Overview

Historically, our core business has been the manufacture, distribution and sale of medical diagnostic stains and solutions.  In February 2009, we were spun off from our former parent, SecureAlert, Inc., formerly known as RemoteMDx, Inc. (“SecureAlert”).  In connection with the spin-off, we acquired from SecureAlert the exclusive license rights to certain technology, including patent rights utilizing GPS and cellular communication and monitoring technologies for use in the healthcare and personal security markets.  In May 2009, we obtained worldwide and exclusive rights to additional patents and patent applications, including the Panic Button Phone, Emergency Phone with Single Button Activation, Emergency Phone for Automatically Summoning Multiple Emergency Response Services, and Emergency Phone with Alternate Number Calling Capability. We subsequently acquired NanoBiosensor technology from Vista Therapeutics pursuant to a license agreement.  This technology will allow us to design and market products to monitor the health and wellness of our members.  Our business plan is to develop and market products for monitoring the health of and providing assistance to mobile and homebound seniors and the chronically ill, including those who may require a personal assistant to check on them during the day to ensure their safety and well being.

Recent Developments

We have financed operations almost exclusively through the sale of equity security sales and borrowing under short-term debt instruments.  Accordingly, if our revenues continue to be insufficient to meet our needs, we will attempt to secure additional financing through traditional bank financing or a debt or equity offering.  However, because of the development stage nature of the business and the potential of a future poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our continuing plan of operations. There can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering. In addition, if we only have nominal funds with which to conduct our business activities, this will negatively impact our results of operations and financial condition.

During September 2010, all of our previously issued and outstanding Series A and Series B preferred stock was converted into 1,920,000 shares of common stock.  Also, during September 2010, we sold 3,484,000 shares of common stock in a private transaction to two investment entities for gross cash proceeds of $2,613,000.

During December 2010, we announced the market launch of a comprehensive in-home wellness solution that complements and integrates with our current CareCenter service and ActiveOne™ mobile health product. The ActiveHome™ solution integrates several in-home health and wellness monitoring and convenience products and services to ensure members’ well-being, safety and convenience.  A public open house introducing the ActiveHome™ solution was held in January 2011.

During December 2010, we announced an agreement with David Gumner.  Mr. Gumner has a consumer goods, sales and marketing background with over 25 years' experience building powerful consumer brands.  Mr. Gumner will spearhead advertising and marketing programs, sales and distribution initiatives, and all communications to build awareness and adoption of ActiveCare products and services, and loyalty to the ActiveCare brand.

Also in December 2010, we launched a partnership with Kerr Drug, Inc. one of the most recognized and respected names in the chain drug industry.  Through this new relationship, we will provide additional pharmacy-related services to our members, including prescription refill reminders and savings on Home Healthcare supplies through Kerr Drug.  Kerr Drug will also permit us to display our products in all 76 Kerr Drug locations, near the pharmacy window, offering convenience to shoppers and added benefits to Kerr Drug customers.

Marketing

We have developed a three-pronged sales and marketing strategy:

1.	Direct-to-Consumer – direct response, online and outbound telemarketing;
2.	Retail – Chain drug, mass market and warehouse club store distribution; and
3.	Insurance – Medicare and Life Insurance agents.

Direct-to-Consumer

We sell the ActiveOne™ service through direct response advertising – direct mail and online marketing – and we have initiated some outbound telemarketing. The sales team has established a distributor network in some parts of the country, and we are growing this distributor network as we build relationships across the United States.

Retail Distribution

Beginning December 2010, we started distribution in chain drug stores. The first test market of drug store distribution is in Raleigh-Durham, Greensboro and other parts of North Carolina through the 76-store Kerr Drug chain.  Our ActiveCare service is available for purchase in-store through a “starter kit” which includes everything needed to get started, and the first month’s service plan is included in the purchase price. The consumer can also call a toll-free number to speak with our sales representatives. The toll-free number is displayed in stores on attractive product displays and on tear pads near the pharmacy counter.  We will also begin to advertise the ActiveCare services in Kerr Drug’s weekly circular, distributed to homes in Sunday newspapers starting in 2011.

Also in 2011, we expect to extend our retail presence to another major US drug retailer other than Kerr Drug. Under this arrangement, we anticipate that ActiveCare services will be displayed in over 4,000 drug stores and advertised in 60 million weekly Sunday newspaper inserts.

Further retail expansion will follow a strategic path from high health involvement channels like drug stores to lower involvement, but higher traffic channels like mass marketers (Target, Wal-Mart, Meijer) and warehouse club stores (Costco, Sam’s, BJ’s Wholesale). We are working to establish a sales broker network to service these channels, and initial sales contacts have been made with several potential retail customers.

Insurance

We are partnering with brokers and agents of insurance products targeted to the aging and elderly, including Medicare, Medicare Supplemental and Life Insurance.  We provide a valuable solution to the insurance brokers’ agents and customers as a value-added service that opens the door for the agent to begin a dialogue with the potential customer.

In July 2010, we entered into a “Distribution Agreement” with Amerilife LLC (“Amerilife”) for the distribution of our services to the insurance and financial services customers of Amerilife. Under the terms of the Distribution Agreement, we granted Amerilife the exclusive right to distribute our services to the insurance and financial services market within the United States and Puerto Rico.  The exclusive grant is conditioned upon Amerilife obtaining minimum distribution levels in each year.

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

During the quarter ended December 31, 2010, we spent $178,407 on research and development (“R&D”).  R&D expense during the period involved the ActiveOne™, a one button actuated GPS/Cellular communications device (“Companion Device”) that links to our CareCenter.  This device includes fall detection, Geo Fencing, automatic calls to the CareCenter, text messaging, hands free speakerphone and other features.  Also in development is the ActiveOne+™ (ActiveOnePlus), which will communicate through Bluetooth technology with the Companion Device.  Our goal is to develop a wristwatch-size monitoring device for senior citizens. The wrist device will be water resistant, include fall detection, speakerphone, vibration alerts, audible alerts, and LED’s for status monitoring.  The watch will be universal for women and men with an adjustable strap.  We have identified and are working with several vendors for services that will further these objectives.

An important part of this R&D program is our relationship with Quectel Wireless Solutions, Ltd. (“Quectel”), to assist in development of the ActiveOne™ and the next generation device, the ActiveOne+™.

Quectel’s focus is on the wireless machine-to-machine (“M2M”) market sector.  Quectel designs and manufactures a variety of wireless modules to fulfill many industrial standards and requirements.  Quectel products have been developed for the wireless M2M sectors such as smart metering, automotive, sales and payment, security, tracking and tracing, remote control and monitoring, and mobile computing.

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

CareCenter

In concert with the development of our products, we also created the CareCenter.  In contrast to a typical monitoring center, the CareCenter is equipped with hardware and software that pinpoints the location of the incoming caller by utilizing GPS and/or cellular triangulation technology.  This capability is referred to as telematics.  The operator (or CareSpecialist) will be able to locate the caller’s precise location on a detailed map.  In addition the CareCenter software will identify the caller, provide location services, emergency dispatch, medical history to emergency responders, and concierge services.

We believe the CareCenter is and will be the cornerstone of our business.  The CareCenter services include highly trained CareSpecialists to assist the elderly in managing their daily lives 24 hours per day, seven days per week.  In order for the CareCenter to service our customers, we have developed and continue to develop numerous products designed to assist the elderly maintain a more active and mobile lifestyle.  The first product that we introduced is the ActiveOne™ device.  The ActiveOne™ is a patented mobile personal emergency response ("PERS") device that allows the user to contact our CareCenter at the push of a button.  The ActiveOne™ constantly communicates its location to the CareCenter by utilizing GPS technology.  This allows the CareCenter Specialists to constantly help and assist the elderly customer no matter where they may be.

Our plan is to continue to invest monies into research, development and patents as we broaden the services offered by our CareCenter.  Eventually we intend to add to the functionality of the ActiveOne™ to allow for vital sign monitoring for the chronically ill and additional services to assist both the mobile and homebound seniors, including those who may require a personal assistant to check on them during the day to ensure their safety and well being and know where they are at all times.

The ActiveHome™

We have recently launched our comprehensive in-home wellness solution that complements and integrates with our current CareCenter service and ActiveOne™ mobile health products. The ActiveHome™ solution integrates several in-home health and wellness monitoring and convenience products and services available from various manufacturers and service providers to ensure members’ well-being, safety and convenience.

The ActiveHome™ integrates technological solutions including: (1) remote home monitoring to detect changes in members’ activity patterns that might indicate health emergency situations so our CareSpecialists can proactively avert emergencies; (2) an electronic pillbox to ensure prescription compliance; (3) remote in-home actions initiated from our CareCenter, such as locking and unlocking doors and turning off unattended stoves; (4) electronic conveniences, including automatic illumination of house lights; and (5) wireless transmission of health data including weight, blood pressure, and blood glucose so our trained CareSpecialists can act upon potentially life-threatening changes. In addition to technological solutions, the ActiveHome™ comprehensive offering includes installation of in-home safety and convenience items including easy access bathtubs and bed and chair support rails.

All ActiveHome™ components are linked through Bluetooth and wireless connections to an easy to use portal in the home, and the entire home is linked 24/7 to trained CareSpecialists at our ActiveCare CareCenter through the portal and the ActiveOne™ mobile unit.

Critical Accounting Policies

We believe the following summary includes our most critical accounting policies. Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that were uncertain at the time the estimate was made, and
•	Changes in the estimate or different estimates that could have been selected could have a material impact on its consolidated results of operations or financial condition.

Use of Estimates in the Preparation of Financial Statements

We have prepared and included with this report condensed consolidated financial statements in conformity with GAAP.

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

Revenue Recognition

Our revenue has historically been from two sources: (i) sales from Care Services; (ii) sales of diagnostic equipment product and medical diagnostic stains from reagents.

Care Services

“Care Services” include lease contracts in which we provide Care Services and lease devices to distributors or end users and retain ownership of the leased device.  We typically lease devices on a month-to-month contract with customers (members) that use our Care Services.  However, these contracts may be cancelled by either party at anytime with 30 days notice.  Under our standard contract, the leased device becomes billable on the date the member orders the product, and remains billable until the device is returned.  We recognize revenue on leased devices at the end of each month that Care Services have been provided.  In those circumstances in which we receive payment in advance, these payments are recorded as deferred revenue.

Customers order our products by phone or website.  We do not enter into long-term contracts.

In connection with GAAP, to qualify for the recognition of revenue at the time of sale, we note the following:

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

Accounting standards state that, “an enterprise shall report revenues from external customers for each product and service or each group of similar products and services unless it is impractical to do so.”  In the Care Services revenue line, the vast majority of our sales are Care Service revenues.  Because Care Service equipment sales are not material to the financial statements, we disclose sales as one line item.

Our revenue recognition policy for sales to distributors is the same as the policy for sales to end-users.

A customer qualifies as a distributor by completing a distributor application and proving its sales tax status.  Upon qualifying as a distributor, a customer receives a discount from retail prices or receives commission per sale according to the contract.  Our distributors are not required to maintain specified amounts of inventory on hand, and distributors are not required to make minimum purchases to maintain distributor status.  Distributors have no stock rotation rights or additional rights of return.  Sales to distributors are recorded net of discounts.

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

Customers order the diagnostic stain product lines by purchase order.  We do not enter into long-term contracts.  Diagnostic equipment sales were $3,150 for the quarter ended December 31, 2010, and medical diagnostic stain sales were $115,436 for the quarter ended December 31, 2010.  All of these sales were made with net 30-day payment terms.

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

We have approximately 70 types of products based on the number of individual stock-keeping units (“SKUs”) in the inventory.  Most of these 70 SKUs are for medical diagnostic stain inventory.  For example, certain medical diagnostic stains are packaged in different sizes, and each packaged size (i.e. 16 oz., 32 oz., and 48 oz.) has a unique SKU in inventory.  Accounting standards state that, “an enterprise shall report revenues from external customers for each product and service or each group of similar products and services unless it is impractical to do so.”  The vast majority of our sales are of medical diagnostic stains, with a minimal portion of sales being diagnostic equipment.

Although not the focus of our new business model, we also sell diagnostic devices in certain situations.  We recognize device sales revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the devices, prices are fixed or determinable and collection is reasonably assured.  Because diagnostic equipment sales are not material to the financial statements, we disclose the sales as one line item for reagents in the statement of operation.

Our revenue recognition policy for sales to distributors is the same as the policy for sales to end-users.

A customer qualifies as a distributor by completing a distributor application and proving its sales tax status.  Upon qualifying as a distributor, a customer receives a 35% discount from retail prices, and the distributor receives an additional 5% discount when product is purchased in case quantities.  The distributors are not required to maintain specified amounts of product on hand, and distributors are not required to make minimum purchases to maintain distributor status.  Distributors have no stock rotation rights or additional rights of return.  Sales to distributors are recorded net of discounts.

Sales returns have been negligible, and any and all discounts are known at the time of sale.  Sales are recorded net of sales returns and sales discounts.  There are no significant judgments or estimates associated with the recording of revenues.

Results of Operations

Three Months Ended December 31, 2010 and 2009

Net Sales

During the fiscal quarter ended December 31, 2010, we had net sales of $174,440 compared to $112,855 in the fiscal quarter ended December 31, 2009.  Stains and reagent revenue accounted for $118,586 and $108,421 in the quarter ended December 31, 2010 and 2009, respectively.  Our Care Services, including revenue for the ActiveOne™ service, accounted for $55,854 and $4,434 of the total revenues in the quarter ended December 31, 2010 and 2009, respectively.  The reason for the revenue increase is the introduction and revenue from services of the ActiveOne™ during 2010.

Cost of Revenue

Cost of revenue totaled $254,031 in the fiscal quarter ended December 31, 2010, compared to $157,659 for the quarter ended December 31, 2009.  During the quarter ended December 31, 2010, of the total cost of revenues, stains and reagents accounted for $114,817 and Care Services accounted for $139,214, compared to the fiscal quarter ended December 31, 2009, the stains and reagents accounted for $97,038 and Care Services accounted for $60,621.  The increase between the comparable quarters is due to expenses incurred in the expansion of the CareCenter.

Research and Development Expenses

During the quarter ended December 31, 2010, we incurred research and development expenses of $178,407 compared to $164,330 in research and development expense incurred during the fiscal quarter ended December 31, 2009.  The research and development expenses in the quarter ended December 31, 2010 increased due to expenses related to the development of the ActiveOne+™ and the ActiveHome™ products.  We expect research and development expenses to increase in future quarters.

Selling, General and Administrative Expenses

During the three months ended December 31, 2010, selling, general and administrative expenses totaled $1,413,062, compared to the same period one year ago, which totaled $1,030,332.  It includes non-cash expense of $682,471 and $460,670, respectively, of compensation paid in stock or stock options/warrant for the quarters ended December 31, 2010 and 2009.  The increase is the result of the marketing and distribution of our products and services.  The primary emphasis was to establish a platform for building brand awareness and introducing our product to the market, which we believe will lead to increased sales and revenues in future periods.

As a result of the emphasis on bringing our products, services, and brand to the market, selling, general and administrative expenses increased in year 2010, from the amounts expended in the same period in year 2009.  The most significant components of these expenses were tied directly to the efforts described above in bringing our products and services to market and included the following increases:

•	Advertising expense associated with the ActiveOne™ product increased $150,494.

•	Consulting expenses increased $180,617.

•	Investment relationship expense increased $23,571

•	Rent increased $12,606.

•	Payroll expense increased $154,623.

All the above increased expenses are offset by the decreased expenses of the other general and administration expenses that totaled $139,181.

Other Income and Expense

Derivative gain was $0 and $360,064 in the quarter ended December 31, 2010 and 2009, respectively.  We no longer hold convertible debt instruments that are recorded as derivative liability.  We do not anticipate incurring any derivative gain or loss in the current fiscal year.  Interest expense was $10,938 and $382,731 in the quarter ended December 31, 2010 and 2009, respectively.  The decrease was due to non-cash expense related to the amortization of Series A discount during the quarter ended December 31, 2009.

Net Loss

We had a net loss for the three months ended December 31, 2010 totaling $1,685,658, compared to a net loss of $1,262,076 for the same period one year ago.  This increase in net loss is due to the items described above.

Liquidity and Capital Resources

Three Months ended December 31, 2010

Our primary sources of liquidity are the proceeds from the sale of our equity securities and from borrowing.  We have not historically financed operations from cash flows from operating activities.  We anticipate that we will continue to seek funding to supplement revenues from the sale of our products and services through the sale of our securities until we begin to have positive cash flows from operating activities under our new business plan.

At December 31, 2010, we had unrestricted cash of $593,949, compared to cash of $1,713,923 at September 30, 2010.  At September 30, 2010, we had working capital of $854,919, compared to a working capital deficit of $303,660 at December 31, 2010.  The decrease of unrestricted cash and working capital are due to less cash proceeds from financing activities during the quarter ended December 31, 2010.

During the three months ended December 31, 2010 and 2009, operating activities used cash of $741,209 and $558,282, respectively.  The increased cash used in operating activities is due to the marketing and distribution of our products and services.  Investing activities for the three months ended December 31, 2010 and 2009, used cash of $386,265 and $103,821, respectively.  The increased used cash in investing activities is due to the additions of fixed assets and leased equipment.  Financing activities for the three months ended December 31, 2010 and 2009, provided cash of $7,500 and $75,000, respectively.  The decrease is due to the repayment of the notes payable during the quarter ended December 31, 2010, which was partially offset by the issuance of shares from the exercise of options.

For the three months ended December 31, 2010, we had a net loss of $1,685,658 and negative cash flows from operating activities totaling $741,209, compared to a net loss of $1,262,076 and negative cash flows from operating activities of $558,282 for the three months ended December 31, 2009.  The increase of net loss and negative cash flow from operating activities are due to the expansion of CareCenter and the marketing and distribution of our ActiveCare products and services.

As of September 30, 2010, our working capital was $854,919 compared to a working capital deficit of $303,660 at December 31, 2010.  As of December 31, 2010, we had an accumulated deficit of $18,723,221 compared to $17,037,562 at September 30, 2010, and stockholders’ equity at December 31, 2010, was $544,034, compared to stockholder’s equity of $1,484,722 at September 30, 2010.  These changes are due to less cash proceeds from financing activities and negative cash flow from operating activities during the quarter ended December 31, 2010.

Recent Accounting Pronouncements

In June 2009, the FASB issued accounting guidance on the consolidation of variable interest entities (VIEs). This new guidance revises previous guidance by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity.  This guidance was effective at the beginning of the first fiscal year beginning after November 15, 2009.  We adopted this guidance on October 1, 2010.  The application of this guidance did not have a material impact on our financial statements.

In September 2009, the FASB issued guidance that changes the existing multiple-element revenue arrangements guidance currently included under its Revenue Arrangements with Multiple Deliverables codification. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. This will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption.  We adopted this guidance on October 1, 2010.  The application of this guidance did not have a material impact on our financial statements.

In October 2009, the FASB issued guidance on share-lending arrangements entered into on an entity's own shares in contemplation of a convertible debt offering or other financing.  This new guidance is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those years. Retrospective application is required for such arrangements and early application is not permitted.  We adopted this guidance on October 1, 2010.  The application of this guidance did not have a material impact on our financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. There have been no significant changes in our internal control over financial reporting in the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any legal proceedings which management believes will have a material effect upon the financial condition of the Company, nor are any such material legal proceedings anticipated. We are not aware of any contemplated legal or regulatory proceeding by a governmental authority in which we may be involved.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During October 2010, we issued 250,000 shares of common stock upon the exercise of common stock purchase warrants for cash proceeds of $62,500.  The holders of these warrants were employees and affiliates of the Company. The shares issued in connection with the exercise of these common stock purchase warrants were not registered under the Securities Act in reliance upon exemptions from registration under Section 4(2) of the Securities Act, as well as Regulation D, promulgated under the Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 6. Exhibits

Exhibit Number                                                                Description

(10)(x)	Office Lease Agreement between the Company and Reef Parkway, LLC (included in financial statements filed herewith)

(10)(xi)	Lease Addendum between the Company and Reef Parkway, LLC (included in financial statements filed herewith)

(10)(xii)	Office Lease Agreement between the Company and Phoenix 2006 Partners, LLC (included in financial statements filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ActiveCare, Inc.

/s/ James Dalton
James Dalton Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: February 10, 2011

/s/ Michael G. Acton
Michael G. Acton Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 10, 2011