Form 10-K/A
period 2010-09-30
ACTIVECARE, INC.
filed 2011-04-21
CIK 1429896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment No. 1

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

ACTIVECARE , INC.

FORM 10-K /A

For the Fiscal Year Ended September 30, 2010

Explanatory Note:   This Report on Form 10-K/A has been amended to include additional information for the period covered by the Report under Item 10. Directors, Executive Officers and Corporate Governance and Item 11. Executive Compensation.

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

Additional Available Information

We maintain executive offices and principal facilities at 5095 West 2100 South, Salt Lake City, Utah 84120.  Our telephone number is (801) 974-9474. We maintain a World Wide Website at www.activecare.com. The information on our website should not be considered part of this report on Form 10-K /A . We make available, free of charge at our corporate website, copies of our annual reports filed under the Exchange Act with the SEC on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also provide copies of our Forms 8-K, 10-K, 10-Q, proxy and annual report at no charge to investors upon request.

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

James J. Dalton – Chief Executive Officer and Chairman

Mr. Dalton joined us as a director on October 1, 2004.  He has been our Chief Executive Officer and Chairman since June 16, 2008.  Mr. Dalton was a director and President of SecureAlert from August 2003 until June 2008.  Prior to joining SecureAlert, Mr. Dalton was the owner and President of Dalton Development, a real estate development company.  He served as the President and coordinated the development of The Pinnacle, an 86-unit condominium project located at Deer Valley Resort in Park City, Utah.  Mr. Dalton also served as the president of Club Rio Mar in Puerto Rico, a 680-acre beach front property that includes 500 condominiums, beach club, numerous restaurants, pools and a Fazio-designed golf course.  He was also a founder and owner of the Deer Valley Club, where he oversaw the development of 25 high-end condominiums with a “ski-in and ski-out” feature.   We believe that Mr. Dalton’s prior experience as a president and director of a public company, and in particular, of our former parent, SecureAlert, provides him with unique understanding of and experience with our business development and objectives. This background qualifies him to serve on our board and provides him with insight into the specific challenges facing smaller public companies.  We believe that his experience helps him as he directs our response to meet the needs of our business, including our need to access capital markets and sources of financing.  Mr. Dalton’s real estate development and sales experience also prepared him to advise us in the development and marketing of our ActiveOne™ solutions and products and related services.

James G. Carter - Director

Mr. Carter joined our board in September 2008.  He is the founder and principal of J. Carter Wine & Spirits, Inc. (1989-2002) and is a director and former president of White Beeches Golf & Country Club since 1990.  Mr. Carter's business experience includes Vice President of Sales & Marketing (North America and Caribbean) for Suntory International Corp. (1981-1989), National Sales Director Wines for Austin Nichols & Company, Inc. (1975-1980).  He is a former Councilman and Council President for the Township of Washington (Bergen County, New Jersey).  He retired in 2000.  Mr. Carter attended Villanova University. Mr. Carter has a very strong sales and marketing background with Suntory International Corp and Austin Nichols & Company.  We believe that Mr. Carter’s experiences in starting, owning, and operating his own business and his extensive sales experience, qualify him to serve as a member of our board of directors as we continue to develop our distribution networks and design our marketing and sales programs.

William K. Martin - Director

Mr. Martin joined our board in September 2008.  He is a founder/partner/broker of Commerce CRG, and has served as its managing director from 1993 through the present, as well as acting as the Associate Broker in the firm’s Park City, Utah, office since 2007.  Commerce CRG is a commercial real estate and management business, and is an independently owned and operated member of the Cushman & Wakefield Alliance, which focuses on commercial real estate and management. Mr. Martin has also been a board member of a number of national and international real estate service firms.  Mr. Martin has also been active in industry organizations and is currently a member of the Economic Development Corporation of Utah and sits on that organization's executive board.  Mr. Martin has a Bachelor of Science degree from Utah State University in Applied Statistical and Computer Science and has earned the rank of Captain in the United States Air Force (retired).   Mr. Martin has a very strong sales and marketing background with Commerce CRG and Cushman Wakefield.  Mr. Martin’s qualifications to serve on our board include his past experience as a member of the State of Utah’s Economic Development board which give him insight into governmental affairs and government relations, and his sales experience, assisting as we begin to bring our products and services to market and establish our distribution channels.

Jack J. Johnson – Director

Mr. Johnson joined our board in October 2008.  In 1976, he founded the Jack Johnson Company, a land planning, civil engineering and architectural company specializing in residential and resort communities.  He has served as President of our company since its inception.  He also formed Land Equity Partners, a residential subdivision development company, and Resort Development Services, a company focusing on development of hotels and condominiums.  He received a degree in Civil Engineering from the University of Illinois in the late 1960s, and is a licensed civil engineer in several states.   His qualifications to serve on our board include his engineering background, which will help as we enter into research and development contracts related to our products and service solutions.  He is also well qualified as a result of his extensive business experience and sales expertise.

Robert J. Welgos – Director

Mr. Welgos joined our board of directors in June 2009.  He has a BS in engineering from the Newark College of Engineering (1962), and worked for 38 years with Allied Signal Corp (now Honeywell International), in various technical department management positions, including being responsible for operations of Customer Technical Service Dept., Design Engineering, Testing Laboratories, and Process Laboratories.  He also served as the Manager, North American Distributor Sales and Director of International Operations, where he established distribution networks throughout Pacific Rim and South America.  During this period, he was instrumental in the creation of joint ventures with Lucky Goldstar in Korea and Japan Synthetic Rubber in Japan.  Mr. Welgos retired from Allied Signal Corp in 2000.  Mr. Welgos is the Chairman of our board’s Audit Committee.   Among other things, Mr. Welgos’ education and extensive experience in the industries described above qualify him to advise our company in our research and development agenda and customer service solutions.  In addition, his experience in Asia is important as we source our products and manufacturing .

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

Director Compensation

Each of our independent (non-employee) directors is paid a director’s fee of $30,000 per year.  In addition, in June 2009, each outside director received a common stock purchase warrant for the purchase of up to 125,000 shares of our common stock at a price of $1.25 per share, exercisable for five years from the date of grant.

The table below summarizes the compensation we paid to our outside directors for their services as directors for the fiscal year ended September 30, 2010.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)		Option Awards ($) (d)		Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
James J. Dalton (1)	--	--		--		--	--	--	--
James G. Carter	$30,000	--		$116,064	(2)	--	--	--	$146,064
William K. Martin	$30,000	--		$116,064	(2)	--	--	--	$146,064
Robert J. Welgos	$80,000	$119,000	(3)	$116,064	(2)	--	--	--	$315,064
Jack Johnson	$30,000	--		$116,064	(2)	--	--	--	$146,064

(1)
Mr. Dalton is Chairman of the board of directors.  He also serves as our Chief Executive Officer.  Mr. Dalton received restricted shares of our common stock in lieu of cash compensation and warrants to purchase 13,000,000 shares of our common stock for services provided as our Chief Executive Officer. Mr. Dalton did not receive additional compensation for his service on the board of directors. His compensation is disclosed in the Summary Compensation Table on page 27 below.

(2)
These amounts represent non-cash compensation expense based on the fair value of option grants calculated using the Black-Scholes option-pricing model and having an aggregate grant date fair value of $557,918, using the following assumptions: exercise price of $1.25; risk-free interest rate of 2.71%; expected life of five years; expected dividend of 0%; and a volatility factor of 141%. The options vest in accordance with certain performance goals; if such goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed. We recognized $93,662 of compensation expense related to the option awards in 2009, with the remaining value of $464,256 recognized in 2010.  See discussion in the notes to the financial statements included in this report.

(3)
Mr. Welgos serves as the chair of our audit committee.  In his capacity as a director Mr. Welgos assisted us in 2010 by providing training to representatives to the insurance industry regarding our services and products.  The amount indicated in column (c) represents non-cash compensation expense based on the market value of common stock with an aggregated grant date fair value of $119,000.

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

	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($) (1)	Total ($)
	(b)	(c)	(d)	(e) (3)	(f) (4)	(g)	(h)	(i)	(j)
James J. Dalton,(2)	2010	$50,000	$0	$540,000	$2,323,464	$0	$0	$23,933	$2,937,397
Principal Executive Officer	2009	$0	$0	$190,000	$571,540	$0	$0	$6,717	$768,257
	2008	$0	$0	$120,000	$0	$0	$0	$5,106	$125,106
Michael G. Acton,	2010	$60,000	$300	$326,628	$0	$0	$0	$20,744	$407,672
Principal Financial Officer	2009	$72,309	$0	$0	$0	$0	$0	$4,944	$77,253
	2008	$25,000	$0	$0	$0	$0	$0	$2,784	$27,784

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
(3)
Amounts in this column represent non-cash compensation expense of stock grants based on the market value of the stock on the grant date.  The aggregate grant date fair value of stock awards to Mr. Dalton in the three-year period was $850,000.  The aggregate grant date fair value of stock awards issued to Mr. Acton during the period was $501,250. $222,750 of the stock awards granted to Mr. Acton was in the form of restricted stock grants that vest pursuant to certain performance conditions. We recognized $48,128 of expense associated with the restricted stock grants and $278,500 of expense associated with the other stock grants.

(4)
Amounts in this column represent non-cash compensation expense based on the fair value of options granted, calculated using the Black-Scholes option-pricing model with an aggregate grant date fair value of $2,895,004 using the following assumptions:  exercise price of $0.25; risk-free interest rate of 2.02%; expected life of five years; expected dividend of 0%; and a volatility factor of 141%.  The options vest in accordance with certain performance goals; if such performance goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed.  The Company recognized $571,540 of expense in 2009 and the remainder of the expense in 2010 when the Board of Directors approved the accelerated vesting of the options.  See discussion in the notes to the financial statements included in this report.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ActiveCare, Inc.

By: /s/ James J. Dalton
James J. Dalton, Chief Executive Officer
(Principal Executive Officer)

Date:  April 20, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Dalton	Director, Chairman, and
James J. Dalton	Chief Executive Officer	April 20, 2011
(Principal Executive Officer)

/s/ James G. Carter
James G. Carter	Director	April 20, 2011

/s/ Robert J. Welgos
Robert J. Welgos	Director	April 20, 2011

/s/ William K. Martin
William K. Martin	Director	April 20, 2011

/s/ Jack J. Johnson
Jack J. Johnson	Director	April 20, 2011

/s/ Michael G. Acton	Chief Financial Officer	April 20, 2011
Michael G. Acton	(principal financial officer)
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