Form 10-Q
period 2011-03-31
ACTIVECARE, INC.
filed 2011-05-23
CIK 1429896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011
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
Yes  ☐   No  ☒

As of May 23, 2011, the registrant had 28,065,663 shares of common stock outstanding.

ActiveCare, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2011	September 30, 2010
Assets
Current assets:
Cash	$127,186	$1,713,923
Accounts receivable, net of allowance for doubtful accounts of $7,222 and $3,000, respectively	113,903	106,142
Inventories, net of reserve and inventory valuation of $4,075 and $4,326, respectively	51,245	41,516
Prepaid expenses and other assets	114,922	243,882
Total current assets	407,256	2,105,463

Property and equipment, net of accumulated depreciation of $450,928 and $427,827, respectively	260,740	88,455
Deposits	15,894	128,883
Domain Name, net of amortization of $1,072 and $715 respectively	13,228	13,585
Leased Equipment, net of amortization of $50,375 and $21,921, respectively	182,475	96,544
License agreement, net of amortization of $64,487 and $47,664, respectively	235,513	252,336
Investment, net of impairment of $50,000 and $0, respectively	-	50,000
Total assets	$1,115,106	$2,735,266

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (cont.)

	March 31, 2011	September 30, 2010
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$585,340	$639,568
Accrued expenses	211,506	236,219
Deferred revenue	46,435	25,921
Related party notes payable	-	25,000
Note payable, net of discount of $0 and $6,164, respectively	-	23,836
Accrued payable on license agreement	300,000	300,000
Total current liabilities	1,143,281	1,250,544
Total liabilities	1,143,281	1,250,544

Stockholders’ equity
Preferred stock; $.00001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $.00001 par value, 50,000,000 shares authorized; 26,300,663 and 25,039,160 shares issued and outstanding, respectively	263	251
Additional paid in capital	20,361,121	18,522,033
Accumulated deficit	(20,389,559)	(17,037,562)
Total stockholders’ equity (deficit)	(28,175)	1,484,722
Total liabilities and stockholders’ equity	$1,115,106	$2,735,266

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010

Revenues:
Care Services	$66,673	$12,058	$122,527	$16,491
Reagents	102,588	113,448	221,174	221,869
Total revenues	169,261	125,506	343,701	238,360

Cost of Revenue
Care Services	155,760	61,466	294,974	122,087
Reagents	81,509	89,572	196,326	186,610
Total cost of revenues	237,269	151,038	491,300	308,697
Gross deficit	(68,008)	(25,532)	(147,599)	(70,337)

Operating expenses
Research and development	49,604	32,639	228,011	196,969
Selling, general and administrative (including $929,129, $413,170, $1,611,600, $826,340, respectively, of compensation expense paid in stock or as a result of amortization of stock options/warrants)	1,497,950	1,610,751	2,911,013	2,641,083

Loss from operations	(1,615,562)	(1,668,922)	(3,286,623)	(2,908,389)

Other income (expenses):
Gain on derivative liability	-	278,565	-	638,629
Loss on disposal of equipment	(402)	-	(4,235)	-
Interest income	184	-	357	-
Interest expense	(558)	(293,666)	(11,497)	(651,850)
Other expenses	(50,000)	(399)	(50,000)	(342)

Net loss	$(1,666,338)	$(1,684,422)	$(3,351,998)	$(2,921,952)
Dividends on preferred stock	$-	$(21,534)	$-	$(46,082)
Net loss attributable to common shareholders	$(1,666,338)	$(1,705,956)	$(3,351,998)	$(2,968,034)

Net loss per common share – basic and diluted	$(0.06)	$(0.14)	$(0.13)	$(0.24)

Weighted average shares – basic and diluted	25,656,000	12,463,000	25,433,000	12,139,000

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(3,351,998)	$(2,968,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,839	734,187
Amortization of deferred consulting and financing	-	100,050
Stock based compensation expense	1,611,600	175,068
Warrants issued for services	-	826,340
Loss on impairment of investment	50,000	-
Amortization of debt discount recorded as interest expense	6,164	638,954
Common stock issued for interest	-	45,161
Gain on derivative liability	-	(638,629)
Loss on disposal of property & leased equipment	4,235	2,475
Changes in operating assets and liabilities:
Accounts receivable	(7,761)	(9,819)
Inventories	(9,729)	9,924
Prepaid expenses and other assets	241,949	52,945
Accounts payable	(54,225)	83,180
Accrued expenses	(9,713)	57,652
Deferred revenue	20,514	4,989
Net cash used in operating activities	(1,417,125)	(885,557)

Cash flows from investing activities:
Purchase of assets for operations	(202,592)	(25,853)
Purchase of leased equipment	(124,520)	(71,500)
Purchase of intangibles	-	(14,300)
Net cash used in investing activities	(327,112)	(111,653)

Cash flows from financing activities:
Proceeds from related-party note payable	-	100,000
Issuance of Series B preferred stock	-	600,000
Payment to related-party note payable	(25,000)	-
Payment to note payable	(30,000)	-
Proceeds from exercise of warrants	212,500	-
Net cash provided by financing activities	157,500	700,000

Net decrease in cash	(1,586,737)	(297,210)
Cash, beginning of period	1,713,923	830,931

Cash, end of period	$127,186	$533,721

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) contd.

	Six Months Ended
	March 31,
	2011	2010
Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$6,694	$-

Non-Cash Investing and Financing:
Issuance of stock for loan origination fees	$-	$50,500
Exercise of warrants from accrued board fees	$15,000	$-

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The unaudited interim condensed consolidated financial information of ActiveCare, Inc. (the “Company” or “ActiveCare”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2011, and results of its operations for the three months and six months ended March 31, 2011 and 2010.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.  The results of operations for the three months and six months ended March 31, 2011 may not be indicative of the results for the fiscal year ending September 30, 2011.

Going Concern

The Company incurred a negative gross margin and has negative cash flows from operating activities for the years ended September 30, 2010 and 2009, and for the period ended March 31, 2011.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s revenue has historically been from two sources: (i) sales from Care Services; and (ii) sales of medical diagnostic stains from reagents.

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

The majority of our revenue transactions do not have multiple elements.  On occasion, we have revenue transactions that have multiple elements (such as device sales to distributors).  For revenue arrangements that have multiple elements, we consider whether: (i) the deliverables have value on a standalone basis to the distributors and (ii) if the distributors have a general right of return.  Based on these criteria, the Company has determined that the elements do not have standalone value to distributors.  The Company defers and amortizes the selling price of the element over a twenty-four month period, which is the expected life of the contracts.

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

Customers order the Company’s diagnostic stain product lines by purchase order.  The Company does not enter into long-term contracts.  Its medical diagnostic stain sales were $102,588 the quarter ended March 31, 2011.  All of the Company’s Reagents sales are made with net 30-day payment terms.

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

Common share equivalents consist of shares issuable upon the exercise of common stock warrants.  As of March 31, 2011 and 2010, there were 12,379,000 and 15,148,979 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

4.	Recent Accounting Pronouncements

In June 2009, the FASB issued accounting guidance on the consolidation of variable interest entities (“VIEs”). This new guidance revises previous guidance by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity.  This guidance was effective at the beginning of the first fiscal year beginning after November 15, 2009.  The Company adopted this guidance on October 1, 2010.  The application of this guidance did not have a material impact on the Company’s financial statements.

In September 2009, the FASB issued guidance that changes the existing multiple-element revenue arrangements guidance currently included under its Revenue Arrangements with Multiple Deliverables codification. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. This was effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption.  The Company adopted this guidance on October 1, 2010.  The application of this guidance did not have a material impact on the Company’s financial statements.

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

Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out ("FIFO") method. Inventories consisted of raw materials, work-in-process, and finished goods.  Inventories as of March 31, 2011 and September 30, 2010, were as follows:

	March 31	September 30

Raw materials	$41,997	$35,127
Work in process	6,288	3,086
Finished goods	7,035	7,629
Reserve for inventory obsolescence	-	(251)
Inventory Valuation	(4,075)	(4,075)
Total inventory	$51,245	$41,516

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

Property and equipment consisted of the following as of March 31, 2011 and September 30, 2010:

	March 31	September 30
Equipment	$228,040	$195,499
Software	28,029	20,032
Leasehold improvements	402,016	274,437
Furniture and fixtures	53,583	26,314
	711,668	516,282
Accumulated depreciation	(450,928)	(427,827)
Property and equipment, net of accumulated depreciation	$260,740	$88,455

Depreciation expense for the six months ended March 31, 2011, and 2010, was $25,318, and $10,719, respectively.

7.	Leased Equipment

Leased equipment at March 31, 2011 and September 30, 2010, is as follows:

	March 31	September 30
Leased equipment	$232,850	$118,465
Less accumulated depreciation	(50,375)	(21,921)
Leased Equipment, net	$182,475	$96,544

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

Leased equipment depreciation expense for the six months ended March 31, 2011, and 2010, was $39,698 and $11,327, respectively.

8.	Investment

On May 21, 2010, the Company entered into a “Co-Development and Exclusive Distribution Agreement” with Vista Therapeutics, Inc. (“Vista”) for the development and co-marketing of NanoBiosensor™ -based biomarker assessment products for use with the Company’s proprietary line of continuous patient monitoring products marketed to the elderly and senior market.  In connection with the Co-Development Agreement, the Company made an investment in Vista’s Series B Preferred Stock in the amount of $50,000.  The Vista Series B Preferred Stock is convertible into Common Stock of Vista under certain conditions and grants to the holder certain rights and preferences, subject to prior rights granted to the holders of Vista’s Series A-1 Preferred Stock and Series A-2 Preferred Stock.  The Company impaired the full value of the investment during the quarter ended March 31, 2011.

9.	Patent License Agreement

During the year ended September 30, 2009, the Company licensed the use of certain patents from a third party.  This license agreement will aid the Company as it furthers its business plan.  The Company is required to pay $300,000 plus a 5% royalty on the net sales of all licensed products and it has the right to purchase the underlying patents for 4,000,000 shares of common stock. The Company has capitalized the patents and is amortizing them over the remaining estimated useful life of nine years.  The Company has recognized $16,822 of amortization expense as of the six months ended March 31, 2011 and 2010, respectively.  The Company had not paid the $300,000 as of March 31, 2011, but is in negotiations to cure the default.

10.	Notes Payable

During the six months ended March 31, 2011, the Company owed $25,000 to one of its officers.  The note had an annual interest rate of 12% and was due on demand.  The Company repaid the loan together with $1,915 of interest during the quarter ended December 31, 2010.  During the same period, the Company also owed $30,000 to an unrelated party.  The note had an annual interest rate of 12% and was due on December 31, 2010.  The Company repaid the loan together with $1,659 of interest during the quarter ended December 31, 2010.

11.	Common Stock

During the six months ended March 31, 2011, the Company issued 850,000 shares of common stock for warrants exercised for proceeds of $212,500 and 12,000 shares of common stock for warrants exercised for accrued board member fees of $15,000.  During the same period, the Company also issued 399,500 shares of common stock for marketing services provided with value of $385,950.

In March 2010, the Company issued 2,000,000 shares of common stock with a fair value on the date of grant of $2,020,000 for a 15-month consulting services agreement.  The Company has been recognizing the consulting expense over a 15-month period starting March 2010.  For the six month ended March 31, 2011, the Company recognized $808,000 of consulting expense related to the issuance of these shares.

12.	Warrants

During September 2010, the Company issued warrants for the purchase of 500,000 shares of common stock under a 12-month consulting services agreement.  The warrants vested immediately and are exercisable for the purchase of shares of the Company’s common stock at $1.00 per share through September 30, 2015.  The fair value of the warrants issued at the date of grant was $507,538, and was measured using the Black-Scholes valuation model using the following assumptions: exercise price of the warrants at $1.00; risk free interest rate of 0.64%; expected life of 2.5 years; expected dividend of zero; a volatility factor of 129%; and market price on date of grant of $1.37.  Expected volatilities are based on historical volatility of a peer company’s common stock, among other factors. The Company uses the simplified method within the valuation model due to the Company’s short trading history.  The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of grant.  The Company has been recognizing the related consulting compensation expense over a 12-month period starting September 2010.  During the three and six months ended March 31, 2011, the Company recognized $126,884 and $253,769 of consulting expense related to the grant of these warrants.

The following table summarizes information about stock options and warrants outstanding as of March 31, 2011:
Options	Number of Options and Warrants	Weighted-Average Exercise Price
Outstanding as of September 30, 2010	12,604,000	0.47
Granted	-	-
Exercised	(250,000)	0.25
Forfeited	-	-
Outstanding as of December 31, 2010	12,354,000	0.47
Granted	-	-
Exercised	(612,000)	0.27
Forfeited	-	-
Outstanding as of March 31, 2011	11,742,000	0.48

As of March 31, 2011, the total aggregate intrinsic value of the outstanding warrants is $3,151,000, and the weighted average remaining term of the warrants is 3.34 years.

13.	Segment Information

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

The following table reflects certain financial information relating to each reportable segment for the three-month and six-month periods ended March 31, 2011 and 2010:

	Care Services	Stains and Reagents	Total
Three Months Ended March 31, 2011
Sales to external customers	$66,673	$102,588	$169,261
Segment loss	$(1,640,990)	$(25,348)	$(1,666,338)
Segment assets	$907,393	$207,713	$1,115,106
Depreciation and amortization	$46,082	$3,489	$49,571

Three Months Ended March 31, 2010
Sales to external customers	$12,058	$113,448	$125,506
Segment loss	$(1,688,881)	$(17,075)	$(1,705,956)
Segment assets	$918,691	$179,744	$1,098,435
Depreciation and amortization	$386,538	$205,534	$592,072

Six Months Ended March 31, 2011
Sales to external customers	$122,527	$221,174	$343,701
Segment loss	$(3,282,178)	$(69,820)	$(3,351,998)
Segment assets	$907,393	$207,713	$1,115,106
Depreciation and amortization	$74,684	$7,155	$81,839

Six Months Ended March 31, 2010
Sales to external customers	$16,491	$221,869	$238,360
Segment loss	$(2,501,432)	$(466,602)	$(2,968,034)
Segment assets	$918,691	$179,744	$1,098,435
Depreciation and amortization	$479,350	$254,837	$734,187

14.	Commitments and Contingencies

The Company leases a CareCenter facility and an office facility with lease contracts expiring in February 2014, and November 2015, respectively.  The Company is also party to two equipment lease contracts expiring in June 2012 and August 2013.  Future minimum rental payments under the non-cancelable operating lease as of March 31, 2011, are approximately as follows:

Lease Obligations
Year Ending September 30:
2011	74,393
2012	144,053
2013	142,104
2014	93,106
2015	66,216
2016	11,036
Total	$530,908

Rent expense related to the CareCenter and office facility leases was approximately $37,100 and $20,100 including base real property taxes for the quarters ended March 31, 2011, and 2010, respectively.  For the six months ended March 31, 2011, and 2010, the expense was $58,200 and $51,225, respectively.

15.	Subsequent Event

Subsequent to March 31, 2011, the Company issued 1,540,000 shares of common stock for cash proceeds of $385,000 for warrants exercise.  The Company also received $225,000 of short term loans from an unrelated party.  The loans were issued with a 12% interest rate and with loan origination fees paid by the issuance of 225,000 shares of common stock.

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

Recent Developments

We have financed operations almost exclusively through the sale of equity securities and borrowing under short-term debt instruments.  Accordingly, if our revenues continue to be insufficient to meet our needs, we will attempt to secure additional financing through traditional bank financing or the sale of debt or equity securities.  However, because of the development stage nature of the business and the potential of a future poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our continuing plan of operations. There can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or to raise funds through a debt or equity offering. If we only have nominal funds with which to conduct our business activities, this will negatively impact our results of operations and financial condition.

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

Marketing and Market

There are three distinct target segments that will purchase and subscribe to our products and services:

1.	Users – The typical end user is a senior living at home and concerned with his or her ability to remain in the home.
2.	Caregivers – Includes family members concerned with an older relative’s ability to remain independent, who actively provides some assistance or desires to do so.
3.	Insurers – Medicare and private insurers who are willing to pay for the service in order to reduce future medical costs.

As we begin to market our products and services, it is important to understand the characteristics of each of these segments.

Users Segment

This segment is characterized by seniors still living in their own homes that are typically at least 75 or older, most likely female and semi-independent.  They are most likely beginning to have some difficulty maintaining their independence.  They are well aware of diminished capacities, but weary of addressing the issue.  Their greatest fears are loss of independence and moving out of their home into a nursing home or similar care facility.  These fears are triggered by health problems, memory problems and the inability to drive and/or get around on their own.  Seniors who do require help from others receive assistance with household maintenance, transportation and healthcare.  This group places value in products that simplify life and generate convenience, and that give them peace of mind in confronting their health and emergency needs.

Caregivers Segment

Caregivers are typically part of the “sandwich” generation: they are baby boomers who have a living parent as well as children of their own.  They most likely provide support to the aging parent either physically or financially.  The majority of elderly parents requiring care from children are mothers.  Baby Boomers fear that their parents will be mistreated in a nursing home and fear their parents will be depressed.  It is important for these caregivers that their senior parents are allowed to age in place and that the caregivers need not be concerned about financially supporting their parents.  The caregivers would help monitor their parents’ safety and wellbeing.  This segment is concerned about seeing that their parents’ medical needs are being handled appropriately and knowing what may happen in an emergency situation.

Insurers Segment

This segment is concerned primarily with medical costs and how to reduce them while improving care.  Insurers, whether private or government, are concerned about expensive hospital stays that drive up healthcare costs.  These costs are normally driven up by acute events caused by the mismanagement of chronic diseases.  The insurers know that the quicker a medical problem is addressed the less expensive the ultimate outcome.  Insurers will adopt technologies once they have been verified to save them money.

Our marketing program is focused on reaching out to each of these three segments as follows:

Insurers Channel

We have created strategic relationships with various insurance companies such as AmeriLife and Universal Health Care.  The primary business model and motivator for the insurance segment is saving money.  These savings are generated by the reduction in health care costs associated with utilization of skilled nursing facilities.  We have focused our efforts in dealing with insurance companies that are early adopters in this arena.

Healthcare Providers Channel

We have created strategic relationships with healthcare providers.  We coordinate our efforts with hospitals and physicians and assist their patients once they are released from the hospital.  This includes managed care, skilled nursing facilities, hospice, home health and personal care, therapy services, and independent assisted living.  In essence the healthcare agency would like the patient to continue to use it as his or her health provider after the patient is released from the hospital.  The current value proposition we offer to healthcare agencies is that our services and products allow the agencies to keep “ownership” of the patient as we provide all of the interim needs for two to five years while the senior desires to stay in his or her own home.  As patients are released from nursing homes and rehabilitation centers, the agency then recommends the ActiveCare product offerings to them.  In turn, when health problems arise, our CareSpecialist recommends the agency as a possible solution.  In this way the patient stays within the agency’s system.

Direct Marketing Channel

In addition to the marketing initiatives described above, we have also focused on direct marketing to caregivers.  In a lot of cases, caregivers along with their senior parents pay for the costs associated with institutionalized care.  Therefore, we estimate that not only could they derive significant savings associated with our product offerings, but using our products and services will also allow their senior parents to continue to live in their own homes with greater peace of mind and with less disruption.

One of the most effective ways to make a sale in this industry requires a person to actually experience the ActiveHome System.  Therefore, a pilot direct marketing program will be initiated in the Salt Lake City area to 90,786 seniors.  It is estimated that somewhere between 5,000 and 17,000 of these seniors are in immediate need of the ActiveCare service.  After we have perfected the sales approach in our local Utah market we will begin a roll-out to the national market.  Initially we expect to build our program in the major cities of the western states for ease of management and more certainty of success before moving selectively to the major eastern states.  After success in Salt Lake City, we expect to open a new office every 6 months in the following cities:  Seattle, Washington; San Francisco, California; San Diego, California; Denver, Colorado; and Dallas, Texas.

The marketing program calls for initially acquiring lists of potential clients age 75 and over who own a home, have a credit card and live in affluent areas.  These lists of potential clients will be scrubbed and mined in compliance with national solicitation laws.  We will also generate leads for our marketers using proven sources like box lead programs at local pharmacies, targeted restaurants along with affiliations with home health care providers, senior recreation centers, medical equipment companies and the like.  This list of leads will be continually expanded, shaped and culled as we progress with our plan.

The sales program will utilize several different distribution channels simultaneously as follows:

•
In-home program.  Using a highly targeted market approach, we will identify the affluent seniors and their care givers and approach them in their homes with a mobile sales force.  This program will consist of a marketing team acquiring a focused list of senior targets who will be approached for in-home presentations at times convenient for them.  They will have the product with its features and benefits explained to them and will be shown a video of someone walking through our senior accessorized smart home.  The client will be offered a gift for their time of a dinner for two at a local or national restaurant.

•
In-office program.  We have built an actual smart, technology-rich test home inside our office to which we will invite our targeted clientele.  We will invite them to walk through the test home accompanied by a professional sales representative at scheduled times throughout the day.  This in-office program will also allow us to follow up effectively with our in-home clients who need a second tactile experience for the client or the care giver and allow them to physically see the product in action.

•
We will also advertise the ActiveHome System using the traditional marketing and sales media such as newspapers, television, radio and Internet to support the above mentioned sales approaches.  Our targeted market may be the last generation who reads a daily newspaper and watches the news each day to get their information.  This will help us achieve initial credibility with our market.

•
Additionally, we will enact a strong affiliate program by working closely with health care providers, hospitals, senior centers, assisted living facilities and doctors to locate potential clients with specific needs that can be satisfied by our ActiveHome System.

•
Along with the above mentioned programs we will establish parallel programs to lobby U.S. lawmakers to understand how our program benefits individual seniors, caregivers, families, communities, cities, states and importantly our exploding health care budget issue.

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

During the six months ended March 31, 2011, we spent $228,011 on research and development (“R&D”).  R&D expense during the period involved the ActiveOne™, a one button actuated GPS/Cellular communications device (“Companion Device”) that links to our CareCenter.  This device includes fall detection, Geo Fencing, automatic calls to the CareCenter, text messaging, hands free speakerphone and other features.  Also in development is the ActiveOne+™ (ActiveOnePlus), which will communicate through Bluetooth technology with the Companion Device.  Our goal is to develop a wristwatch-size monitoring device for senior citizens.  The wrist device will be water resistant, include fall detection, speakerphone, vibration alerts, audible alerts, and LED’s for status monitoring.  The watch will be universal for women and men with an adjustable strap.  We have identified and are working with several vendors for services that will further these objectives.

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

ActiveOne+

ActiveOne+ is the second-generation PAL (“Personal AssistanceLink”) handset, which includes one button connection to the CareCenter, GPS locating and fall detection technology all in one unit.  The ActiveOne+ features enhanced fall detection to better detect when a fall occurs as well as enhanced locating technology that combines both GPS and cellular triangulation that allows our CareCenter to locate a member within several meters 24 hours per day, 7 days a week, to better respond to any emergency condition.  In addition the ActiveOne+ has built-in receptors utilizing Bluetooth technologies to accommodate body-worn devices that can communicate vital sign data to the CareCenter.  We are currently seeking FCC certification of the ActiveOne+.

ActiveWatch

The ActiveWatch incorporates all of the core features of the PAL handsets into an easy to wear wrist device.  The ActiveWatch combines GPS, Cellular and fall detection technology that communicates directly to the CareCenter.  The device is also water resistant and can be worn in the shower, providing protection wherever the member may be.  The ActiveWatch also incorporates heart rate sensors that can alert the CareCenter when the heart rate is irregular; it also incorporates Bluetooth technology that accommodates other body-worn devices.

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

Critical Accounting Policies

The following summary includes accounting policies that we deem to be most critical to our business.  Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that were uncertain at the time the estimate was made, and

•	Changes in the estimate or different estimates that could have been selected could have a material impact on its consolidated results of operations or financial condition.

Use of Estimates in the Preparation of Financial Statements

We have prepared and included with this report condensed consolidated unaudited financial statements in conformity with GAAP.

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

Leased Equipment

Our leased equipment is stated at cost less accumulated depreciation and amortization.  We amortize the cost of leased equipment on the straight line method over thirty six months, which is the estimated useful life of the equipment.  Amortization of leased equipment is recorded as cost of sales.

Revenue Recognition

Our revenue has historically been from two sources: (i) sales from Care Services; (ii) sales of medical diagnostic stains from reagents.

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

The majority of our revenue transactions do not have multiple elements.  On occasion, we have revenue transactions that have multiple elements (such as device sales to distributors).  For revenue arrangements that have multiple elements, we consider whether: (i) the deliverables have value on a standalone basis to the distributors and (ii) if the distributors have a general right of return.  Based on these criteria, the Company has determined that the elements do not have standalone value to distributors.  The Company defers and amortizes the selling price of the element over a twenty-four month period, which is the expected life of the contracts.

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

Customers order the diagnostic stain product lines by purchase order.  We do not enter into long-term contracts.  The medical diagnostic stain sales were $102,588 for the quarter ended March 31, 2011.  All of these sales were made with net 30-day payment terms.

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

Results of Operations

Three Months Ended March 31, 2011 and 2010

Net Sales

During the fiscal quarter ended March 31, 2011, we had net sales of $169,261 compared to $125,506 in the fiscal quarter ended March 31, 2010.  Stains and reagent revenue accounted for $102,588 and $113,448 in the quarter ended March 31, 2011 and 2010, respectively.  Our Care Services, including revenue for the ActiveOne™ service, accounted for $66,673 and $12,058 of the total revenues in the quarters ended March 31, 2011 and 2010, respectively.  The reason for the revenue increase is the introduction and revenue from services of the ActiveOne™ during 2011.

Cost of Revenue

Cost of revenue totaled $237,269 in the fiscal quarter ended March 31, 2011, compared to $151,038 for the quarter ended March 31, 2010.  During the quarter ended March 31, 2011, of the total cost of revenues, stains and reagents accounted for $81,509 and Care Services accounted for $155,760, compared to the fiscal quarter ended March 31, 2010, the stains and reagents accounted for $89,572 and Care Services accounted for $61,466.  The increase of the cost of revenue for Care Services between the comparable quarters is due to expenses incurred in the expanded services of the CareCenter and the associated cost of ActiveOne™.

Research and Development Expenses

During the quarter ended March 31, 2011, we incurred research and development expenses of $49,604 compared to $32,639 in research and development expense incurred during the fiscal quarter ended March 31, 2010.  The research and development expenses in the quarter ended March 31, 2011 increased due to expenses related to the development of the ActiveOne+™ and the ActiveHome™ products.  We expect research and development expenses to increase in future quarters.

Selling, General and Administrative Expenses

During the three months ended March 31, 2011, selling, general and administrative expenses totaled $1,497,950, compared to the same period one year ago, which totaled $1,610,751.  The decrease is due to the accelerated amortization of an intangible asset during the quarter ended March 31, 2010.  For the quarters ended March 31, 2011 and 2010, the non-cash expense associated with the issuance of stock and warrants of $929,129 and $413,170, respectively.  The increase is the result of the marketing and distribution of our products and services.  The primary emphasis was to establish a platform for building brand awareness and introducing our product to the market, which we believe will lead to increased sales and revenues in future periods.

Other Income and Expense

Derivative gain was $0 and $278,565 in the quarter ended March 31, 2011 and 2010, respectively.  We no longer hold convertible debt instruments that are recorded as derivative liability.  We do not anticipate incurring any derivative gain or loss in the current fiscal year.  Interest expense was $558 and $293,666 in the quarter ended March 31, 2011 and 2010, respectively.  The decrease was due to non-cash expense related to the amortization of Series A discount during the quarter ended March 31, 2010.  Other expenses were $50,000 and $399 for the quarter ended March 31, 2011 and 2010, the increase is due to the impairment of investment in Vista Therapeutics during the quarter ended March 31, 2011.

Net Loss

We had a net loss for the three months ended March 31, 2011 totaling $1,666,338, compared to a net loss of $1,705,956 for the same period one year ago.  This decrease in net loss is due to the items described above.

Six Months Ended March 31, 2011 and 2010

Net Sales

During the six months ended March 31, 2011, we had net sales of $343,701 compared to $238,360 in the six months ended March 31, 2010.  Stains and reagent revenue accounted for $221,174 and $221,869 in the six months ended March 31, 2011 and 2010, respectively.  Our Care Services, including revenue for the ActiveOne™ service, accounted for $122,527 and $16,491 of the total revenues in the six months ended March 31, 2011 and 2010, respectively.  The reason for the revenue increase is the introduction and revenue from services of the ActiveOne™ during 2011.

Cost of Revenue

Cost of revenue totaled $491,300 in the six months ended March 31, 2011, compared to $308,697 for the six months ended March 31, 2010.  During the six months ended March 31, 2011, of the total cost of revenues, stains and reagents accounted for $196,326 and Care Services accounted for $294,974, compared to the six months ended March 31, 2010, the stains and reagents accounted for $186,610 and Care Services accounted for $122,087.  The increase of the cost of revenue for Care Services between the comparable periods is due to expenses incurred in the expanded service of the CareCenter and the associated cost of ActiveOne™.

Research and Development Expenses

During the six months ended March 31, 2011, we incurred research and development expenses of $228,011 compared to $196,969 in research and development expense incurred during the six months ended March 31, 2010.  The research and development expenses in the six months ended March 31, 2011 increased due to expenses related to the development of the ActiveOne+™ and the ActiveHome™ products.  We expect research and development expenses to increase in future quarters.

Selling, General and Administrative Expenses

During the six months ended March 31, 2011, selling, general and administrative expenses totaled $2,911,013, compared to the same period one year ago, which totaled $2,641,083.  For the six months ended March 31, 2011 and 2010, the non-cash expense associated with the issuance of stock and warrants of $1,611,600 and $826,340, respectively.  The increase is the result of the marketing and distribution of our products and services.  The primary emphasis was to establish a platform for building brand awareness and introducing our product to the market, which we believe will lead to increased sales and revenues in future periods.

Other Income and Expense

Derivative gain was $0 and $638,629 in the six months ended March 31, 2011 and 2010, respectively.  We no longer hold convertible debt instruments that are recorded as derivative liabilities.  We do not anticipate incurring any derivative gain or loss in the current fiscal year.  Interest expense was $11,497 and $651,850 in the six months ended March 31, 2011 and 2010, respectively.  The decrease was due to non-cash expense related to the amortization of Series A discount during the six months ended March 31, 2010.  Other expense was $50,000 and $342 for the six months ended March 31, 2011 and 2010, the increase is due to the impairment of investment in Vista Therapeutics during the six months ended March 31, 2011.

Net Loss

We had a net loss for the six months ended March 31, 2011 totaling $3,351,998, compared to a net loss of $2,968,034 for the same period one year ago.  This increase in net loss is due to the items described above.

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

At March 31, 2011, we had cash of $127,186, compared to cash of $1,713,923 at September 30, 2010.  At September 30, 2010, we had working capital of $854,919, compared to a working capital deficit of $736,025 at March 31, 2011.  The decrease of cash and working capital are due to less cash proceeds from financing activities during the quarter ended March 31, 2011.

During the six months ended March 31, 2011 and 2010, operating activities used cash of $1,417,125 and $885,557, respectively.  The increased cash used in operating activities is due to the marketing and distribution of our products and services.  Investing activities for the six months ended March 31, 2011 and 2010, used cash of $327,112 and $111,653, respectively.  The increased use of cash in investing activities is due to the additions of fixed assets and leased equipment.  Financing activities for the six months ended March 31, 2011 and 2010, provided cash of $157,500 and $700,000, respectively.  The decrease is due to our sales of common stock during the prior period.

For the six months ended March 31, 2011, we had a net loss of $3,351,998 and negative cash flows from operating activities totaling $1,417,125, compared to a net loss of $2,968,034 and negative cash flows from operating activities of $885,557 for the six months ended March 31, 2010.  The increase of net loss and negative cash flow from operating activities are due to the expanded service  of CareCenter and the marketing and distribution of our ActiveCare products and services.

As of March 31, 2011, we had an accumulated deficit of $20,389,559 compared to $17,037,562 at September 30, 2010, and stockholders’ equity at March 31, 2011, was negative $28,175, compared to stockholder’s equity of $1,484,722 at September 30, 2010.  These changes are due to less cash proceeds from financing activities and negative cash flow from operating activities during the quarter ended March 31, 2011.

Recent Accounting Pronouncements

In June 2009, the FASB issued accounting guidance on the consolidation of variable interest entities (“VIEs”). This new guidance revises previous guidance by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity.  This guidance was effective at the beginning of the first fiscal year beginning after November 15, 2009.  We adopted this guidance on October 1, 2010.  The application of this guidance did not have a material impact on our financial statements.

In September 2009, the FASB issued guidance that changes the existing multiple-element revenue arrangements guidance currently included under its Revenue Arrangements with Multiple Deliverables codification.  The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration.  In addition, the guidance also expands the disclosure requirements for revenue recognition.  This was effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption.  We adopted this guidance on October 1, 2010.  The application of this guidance did not have a material impact on our financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information about the Company’s exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended September 30, 2010, which was filed with the Securities and Exchange Commission on November 30, 2010. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods that are specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.  In designing and evaluating these disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the six months ended March 31, 2011, we issued 399,500 shares of common stock for services provided by unrelated parties.  During the same period, we also issued 862,000 shares of common stock upon exercise of warrants.  The holders of these warrants were employees and affiliates of the Company.  These shares of common stock issued were not registered under the Securities Act in reliance upon exemptions from registration under Section 4(2) of the Securities Act, promulgated under the Securities Act.

Item 3.   Defaults Upon Senior Securities

None.

Item 6.   Exhibits

Exhibit Number                                                                Description

(10)(x)	Office Lease Agreement between the Company and Reef Parkway, LLC (filed previously as exhibit to report on Form 10-Q, filed February 10, 2011)

(10)(xi)	Lease Addendum between the Company and Reef Parkway, LLC (filed previously as exhibit to report on Form 10-Q, filed February 10, 2011)

(10)(xii)	Office Lease Agreement between the Company and Phoenix 2006 Partners, LLC (filed previously as exhibit to report on Form 10-Q, filed February 10, 2011)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ActiveCare, Inc.

/s/ James Dalton
James Dalton Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: May 23, 2011

/s/ Michael G. Acton
Michael G. Acton Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 23, 2011