Form 10-Q
period 2011-06-30
ACTIVECARE, INC.
filed 2011-08-18
CIK 1429896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011
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
Yes ☒  No ☐

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
Yes  ☐   No  ☒

As of August 17, 2011, the registrant had 35,518,160 shares of common stock outstanding.

ActiveCare, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2011	September 30, 2010
Assets
Current assets:
Cash	$318,443	$1,713,923
Accounts receivable, net of allowance for doubtful accounts of $9,715 and $3,000, respectively	117,087	106,142
Inventories, net of inventory valuation of $4,075 and $4,326, respectively	90,350	41,516
Prepaid expenses and other assets	57,066	243,882
Total current assets	582,946	2,105,463

Property and equipment, net of accumulated depreciation of $468,351 and $427,827, respectively	249,333	88,455
Deposits	6,756	128,883
Domain Name, net of amortization of $1,251 and $715 respectively	13,049	13,585
Leased Equipment, net of amortization of $45,703 and $21,921, respectively	136,491	96,544
License agreement, net of amortization of $72,898 and $47,664, respectively	227,102	252,336
Investment, net of impairment of $50,000 and $0, respectively	-	50,000
Total assets	$1,215,677	$2,735,266

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (cont.)

	June 30, 2011	September 30, 2010
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$504,032	$639,568
Accrued expenses	222,437	236,219
Deferred revenue	1,303	25,921
Related party notes payable	-	25,000
Note payable, net of discount of $0 and $6,164, respectively	300,000	23,836
Accrued payable on license agreement	300,000	300,000
Total current liabilities	1,327,772	1,250,544
Total liabilities	1,327,772	1,250,544

Stockholders’ equity
Preferred stock; $.00001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $.00001 par value, 50,000,000 shares authorized; 35,518,160 and 25,039,160 shares issued and outstanding, respectively	355	251
Additional paid in capital	23,170,320	18,522,033
Accumulated deficit	(23,282,770)	(17,037,562)
Total stockholders’ equity	(112,095)	1,484,722
Total liabilities and stockholders’ equity	$1,215,677	$2,735,266

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Care Services	$80,107	$19,880	$247,702	$36,371
Reagents	104,792	125,260	325,965	347,129
Total revenues	184,899	145,140	573,667	383,500

Cost of Revenue
Care Services	172,886	74,525	503,600	196,612
Reagents	89,550	86,772	285,875	273,382
Total cost of revenues	262,436	161,297	789,475	469,994
Gross margin	(77,537)	(16,157)	(215,808)	(86,494)

Operating expenses
Research and development	45,601	16,610	273,611	213,579
Selling, general and administrative (including $1,904,687 and $1,357,126, respectively, of compensation expense paid in stock or as a result of amortization of stock options/warrants for three months ended and $3,561,287 and $2,473,733, respectively, for nine months ended June 30)	2,681,098	2,070,983	5,592,111	4,712,066

Loss from operations	(2,804,236)	(2,103,750)	(6,081,530)	(5,012,139)

Other income (expenses):
Gain (loss) on derivative liability	-	(161,332)	-	477,297
Loss on disposal of equipment	-	-	(4,236)	-
Interest income	425	-	782	-
Interest expense (including $93,103 and $356,573, respectively, of non cash expenses for three months ended, and $99,265 and $1,015,414, respectively, for nine months ended June 30)	(98,728)	(394,657)	(110,224)	(1,092,589)
Other income (expenses)	-	-	(50,000)	(342)

Net loss	$(2,902,539)	$(2,659,739)	$(6,245,208)	$(5,627,773)

Net loss per common share – basic and diluted	$(0.10)	$(0.18)	$(0.24)	$(0.43)

Weighted average shares – basic and diluted	28,554,314	14,774,688	26,473,653	13,017,780

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(6,245,208)	$(5,627,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	153,837	753,992
Amortization of deferred consulting and financing	1,951,379	558,868
Stock based compensation expense	1,495,336	200,037
Warrants issued for services	39,572	1,714,828
Loss on impairment of investment	50,000
Amortization of debt discount recorded as interest expense	99,265	970,252
Common stock issued for interest	-	45,162
Gain on derivative liability	-	(477,296)
Loss on disposal of property & leased equipment	5,085
Changes in operating assets and liabilities:
Accounts receivable	(10,945)	(35,159)
Inventories	(48,834)	5,681
Prepaid expenses and other assets	308,943	(60,168)
Accounts payable	(135,535)	199,724
Accrued expenses	76,218	115,315
Deferred revenue	(24,618)	15,747
Net cash used in operating activities	(2,285,505)	(1,620,790)

Cash flows from investing activities:
Purchase of assets for operations	(209,457)	(36,930)
Disposal of leased equipment	-	4,761
Purchase of leased equipment	(124,520)	(71,500)
Purchase of intangibles	-	(14,300)
Net cash used in investing activities	(333,977)	(117,969)

Cash flows from financing activities:
Proceeds from sale of common stock, net of commissions	456,501	-
Proceeds from related-party note payable	-	55,000
Proceeds from note payable and associated stock issuance	300,002	-
Issuance of Series B preferred stock	-	600,000
Payment to related-party note payable	(25,000)	-
Payment to note payable	(30,000)	-
Proceeds from exercise of warrants	522,499	350,000
Net cash provided by financing activities	1,224,002	1,005,000

Net decrease in cash	(1,395,480)	(733,759)
Cash, beginning of period	1,713,923	830,931

Cash, end of period	$318,443	$97,172

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) contd.

	Nine Months Ended
	June 30,
	2011	2010
Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$10,349	$-

Non-Cash Investing and Financing:
Issuance of stock for loan origination fees	$-	$50,500
Exercise of warrants for settlement of accrued board fees	$15,000	$-
Issuance of stock for settlement of accrued board fees	$75,000	$-

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The unaudited interim condensed consolidated financial information of ActiveCare, Inc. (the “Company” or “ActiveCare”) has been prepared in accordance with the Instructions to Form 10-Q and Article 8-03 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2011, and results of its operations for the three months and nine months ended June 30, 2011 and 2010.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.  The results of operations for the three months and nine months ended June 30, 2011 may not be indicative of the results for the fiscal year ending September 30, 2011.

Going Concern

The Company incurred a negative gross margin and has negative cash flows from operating activities for the years ended September 30, 2010 and 2009, and for the periods ended June 30, 2011.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The majority of our revenue transactions do not have multiple elements.  On occasion, we have revenue transactions that have multiple elements (such as device sales to distributors). In these situations, the Company provides the distributor with the ActiveOne™ device and a monthly monitoring service, which are both included in the contracted pricing. In these multiple element revenue arrangements, we consider whether: (i) the deliverables have value on a standalone basis to the distributors, and (ii) the distributors have a general right of return.   The Company has determined that these elements do have standalone value to distributors and that the performance of undelivered items is probable and substantially within the control of the Company. Therefore, in accordance with accounting standards, the Company has determined that these revenue elements should be considered as separate units of accounting. Accounting standards state that arrangement consideration shall be allocated at the inception of the arrangement to all deliverables on the basis of their relative selling price. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor-specific objective evidence of selling price, if it exists; otherwise, third-party evidence will be used to determine the selling price. If neither vendor-specific objective evidence nor third-party evidence of selling price exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable.

The Company does not currently sell, nor does it have intentions to sell the ActiveOne™ device separately from the monthly monitoring service, therefore the Company is not able to determine vendor-specific objective evidence of selling price. The Company is also unable to determine third-party evidence of selling price, because there is not a similar product in the market. The ActiveOne™ device is the only device in the market with fall detection technology. The Company is therefore required to determine its best estimate of selling price in order to determine the relative selling price of the separate deliverables in its revenue arrangements. In order to determine the best estimate of selling price of the ActiveOne™ device, the Company included the following cost components in its estimate: production costs, development costs, PTCRB certification costs, and estimated gross margin. In order to determine the best estimate of the monthly monitoring service, the Company included the following components in its estimate: monthly communication costs, monitoring labor costs, PSAP database and monthly maintenance costs, and estimated gross margin. The Company allocates the arrangement costs based on these best estimates of selling price. The relative selling price allocated to the sale of the ActiveOne™ device is recognized when the device is delivered to the distributor. The relative selling price of the monitoring service is recognized monthly when the services have been provided.

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

Customers order the Company’s diagnostic stain product lines by purchase order.  The Company does not enter into long-term contracts.  Its medical diagnostic stain sales were $104,792 the quarter ended June 30, 2011.  All of the Company’s Reagents sales are made with net 30-day payment terms.

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

Common share equivalents consist of shares issuable upon the exercise of common stock warrants.  As of June 30, 2011 and 2010, there were 14,289,000 (including 637,000 shares of contingent restricted stock issuance to employees) and 14,663,865 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS as their effect would be anti-dilutive.

4.	Recent Accounting Pronouncements

In June 2009, the FASB issued accounting guidance on the consolidation of variable interest entities (“VIEs”). This guidance revised previous guidance by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity.  This guidance was effective at the beginning of the first fiscal year beginning after November 15, 2009.  The Company adopted this guidance on October 1, 2010.  The application of this guidance did not have a material impact on the Company’s financial statements.

In September 2009, the FASB issued guidance that changes the existing multiple-element revenue arrangements guidance currently included under its Revenue Arrangements with Multiple Deliverables codification. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. This was effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption.  The Company adopted this guidance effective October 1, 2010 and recognized $25,456 of deferred revenue.

In October 2009, the FASB issued guidance on share-lending arrangements entered into on an entity's own shares in contemplation of a convertible debt offering or other financing.  This guidance was effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those years.  The Company adopted this guidance on October 1, 2010.  The application of this guidance did not have a material impact on the Company’s financial statements.

5.	Inventory

Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out ("FIFO") method. Inventories consisted of raw materials, work-in-process, and finished goods.  Inventories as of June 30, 2011 and September 30, 2010, were as follows:

	June 30, 2011	September 30, 2010

Care Services (ActiveHome™) Inventory	$48,114	$-
Reagent Inventory
Raw materials	$35,860	$35,127
Work in process	4,193	3,086
Finished goods	6,258	7,629
Reserve for inventory obsolescence	-	(251)
Inventory Valuation	(4,075)	(4,075)
Total inventory	$90,350	$41,516

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

Property and equipment consisted of the following as of June 30, 2011 and September 30, 2010:

	June 30, 2011	September 30, 2010
Equipment	$233,166	$195,499
Software	28,029	20,032
Leasehold improvements	402,016	274,437
Furniture and fixtures	54,473	26,314
	717,684	516,282
Accumulated depreciation	(468,351)	(427,827)
Property and equipment, net of accumulated depreciation	$249,333	$88,455

Depreciation expense for the nine months ended June 30, 2011, and 2010, was $43,495, and $16,970, respectively.

7.	Leased Equipment

Leased equipment at June 30, 2011 and September 30, 2010, is as follows:

	June 30, 2011	September 30, 2010
Leased equipment	$182,194	$118,465
Less accumulated depreciation	(45,703)	(21,921)
Leased equipment, net	$136,491	$96,544
The Company began leasing monitoring equipment to customers for Care Services in October 2009.  The leased equipment is depreciated on the straight-line method over the estimated useful lives of the related assets over three years regardless if the equipment is leased to a customer or remaining in stock.  Customers have the right to cancel the service agreements anytime.  The leased equipment depreciation expense is recorded under Cost of Revenue for Care Services. Leased equipment depreciation expense for the nine months ended June 30, 2011, and 2010, was $47,832 and $16,292, respectively.

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

During the year ended September 30, 2009, the Company licensed the use of certain patents from a third party.  This license agreement will aid the Company as it furthers its business plan.  The Company is required to pay $300,000 plus a 5% royalty on the net sales of all licensed products and the Company  has the right to purchase the underlying patents for 4,000,000 shares of common stock. The Company has capitalized the patents and is amortizing them over the remaining estimated useful life of nine years.  The Company has recognized $25,234 of amortization expense as of the nine months ended June 30, 2011 and 2010, respectively.  The Company has also recognized $16,098 and $0, respectively, of royalty expense as of nine months ended June 30, 2011 and 2010.  The Company had not paid the $300,000 or the accrued royalty payable of $16,098 as of June 30, 2011, but is in negotiations to cure the default.

10.	Notes Payable

During the nine months ended June 30, 2011, the Company owed $25,000 to one of its officers.  The note had an annual interest rate of 12% and was due on demand.  The Company repaid the loan together with $1,915 of interest during the quarter ended December 31, 2010.  During the same period, the Company also owed $30,000 and $300,000 to two unrelated parties.  Both of the notes have an annual interest rate of 12% and were due on December 31, 2010 and June 30, 2011, respectively.  The Company repaid the $30,000 loan together with $1,659 of interest during the quarter ended December 31, 2010.  As of June 30, 2011, the Company still owes the $300,000 loan, and the Company recognized $5,564 of interest expense during the period of nine months ended June 30, 2011.  In connection with the $300,000 loan, the Company also issued 225,000 shares of common stocks with a total value of $93,103 as a loan origination fee.  The Company fully amortized the loan origination fee during the quarter ended June 30, 2011.

11.	Common Stock

During the nine months ended June 30, 2011, the Company issued the following shares of common stock:

•	1,962,500 shares for cash proceeds of $456,500;

•	2,090,000 shares for warrants exercised for cash proceeds of $522,500;

•	162,000 shares for accrued director fees of $90,000;

•	225,000 shares in consideration for loan origination fee with value of $93,103;

•	1,072,500 shares in consideration for services in connection with marketing and product branding service with value of $843,750;

•	17,000 shares as payment for research and development services with value of $15,300;

•	950,000 shares to company employees for services with value of 437,000;

•	4,000,000 shares under a new employment contract with an officer for services to be rendered through September 2014. The value of these shares of common stock totaled $1,840,000.

In March 2010, the Company issued 2,000,000 shares of common stock with a fair value on the date of grant of $2,020,000 in connection with a 15-month consulting services agreement.  The Company has been recognizing the associated consulting expense over a 15-month period starting March 2010 and ended May 2011.  For the nine months ended June 30, 2011, the Company recognized $1,077,331 of consulting expense related to the issuance of these shares.

12.	Warrants

During June 2011, the Company entered into a new service contract with one of its officers for services to be rendered from October 2010 through September 2014.  As part of this service contract, the Company issued warrants for the purchase of 3,000,000 shares of common stock to this officer, as payment for past and future services.  During June 2011, the Company also issued warrants for the purchase of 150,000 shares of common stock to a consultant for marketing services previously provided.  All of these warrants vested immediately and are exercisable at a price of $0.50 per share through June 21, 2016.  The fair value of the warrants issued at the date of grant was $791,434 and $39,572, respectively, and was measured using the Black-Scholes valuation model using the following assumptions: exercise price of the warrants at $0.50; risk free interest rate of 0.68%; expected life of 2.5 years; expected dividend of zero; a volatility factor of 104%; and market price on date of grant of $0.46.  Expected volatilities are based on historical volatility of a peer company’s common stock, among other factors. The Company uses the simplified method within the valuation model due to the Company’s short trading history.  The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of grant.  During the three and nine months ended June 30, 2011, the Company recognized $187,966 of consulting expense related to the grant of these warrants.

The following table summarizes information about stock options and warrants outstanding as of June 30, 2011:

Options	Number of Options and Warrants	Weighted-Average Exercise Price
Outstanding as of September 30, 2010	12,604,000	$0.47
Granted	3,150,000	$0.50
Exercised	(2,102,000)	$0.26
Forfeited	-	-
Outstanding as of June 30, 2011	13,652,000	$0.51

As of June 30, 2011, the total aggregate intrinsic value of the outstanding warrants is $1,953,300, and the weighted average remaining term of the warrants is 3.54 years.

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

The following table reflects certain financial information relating to each reportable segment for the three-month and nine-month periods ended June 30, 2011 and 2010:

	Care Services	Stains and Reagents	Total
Three Months Ended June 30, 2011
Sales to external customers	$80,107	$104,792	$184,899
Segment loss	$(2,865,807)	$(36,732)	$(2,902,539)
Segment assets	$817,959	$397,718	$1,215,677
Depreciation and amortization	$38,589	$3,636	$42,225

Three Months Ended June 30, 2010
Sales to external customers	$19,880	$125,260	$145,140
Segment loss	$(2,554,080)	$(105,659)	$(2,659,739)
Segment assets	$584,707	$209,721	$794,428
Depreciation and amortization	$13,170	$6,252	$19,422

Nine Months Ended June 30, 2011
Sales to external customers	$247,702	$325,965	$573,667
Segment loss	$(6,138,658)	$(106,550)	$(6,245,208)
Segment assets	$817,959	$397,718	$1,215,677
Depreciation and amortization	$113,273	$10,791	$124,064

Nine Months Ended June 30, 2010
Sales to external customers	$36,371	$347,129	$383,500
Segment loss	$(5,016,033)	$(611,740)	$(5,627,773)
Segment assets	$584,707	$209,721	$794,428
Depreciation and amortization	$737,022	$16,970	$753,992

14.	Commitments and Contingencies

The Company leases a CareCenter facility and an office facility with lease contracts expiring in February 2014, and November 2015, respectively.  The Company is also party to three equipment lease contracts expiring in June 2012, August 2013, and August 2016.  Future minimum rental payments under the non-cancelable operating lease as of June 30, 2011, are approximately as follows:

Lease Obligations

Year Ending September 30:
2011	$37,677
2012	145,976
2013	144,026
2014	95,028
2015	68,139
2016	12,798
Total	$503,644
Rent expense related to the CareCenter and office facility leases was approximately $41,329 and $22,500 including base real property taxes for the quarters ended June 30, 2011, and 2010, respectively.  For the nine months ended June 30, 2011, and 2010, the expense was $99,529 and $63,670, respectively.

15.	Subsequent Event

Subsequent events have been evaluated through the date these financial statements were issued. No events required disclosure.

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

Overview

Historically, our core business has been the manufacture, distribution and sale of medical diagnostic stains and solutions.  In February 2009, we were spun off from our former parent, SecureAlert, Inc., formerly known as RemoteMDx, Inc. (“SecureAlert”).  In connection with the spin-off, we acquired from SecureAlert the exclusive license rights to certain technology, including patent rights utilizing GPS and cellular communication and monitoring technologies for use in the healthcare and personal security markets.  In May 2009, we obtained worldwide and exclusive rights to additional patents and patent applications, including the Panic Button Phone, Emergency Phone with Single Button Activation, Emergency Phone for Automatically Summoning Multiple Emergency Response Services, and Emergency Phone with Alternate Number Calling Capability. With regard to intellectual property, the Company believes that the 12/614,242 patent filed in November 2009 is extremely important.  This systems patent serves as an “umbrella” and incorporates much of our intellectual properties.  Our business plan is to develop and market products for monitoring the health of and providing assistance to mobile and homebound seniors and the chronically ill, including those who may require a personal assistant to check on them during the day to ensure their safety and well being.

Recent Developments

We have financed operations almost exclusively through the sale of equity securities and borrowing under short-term debt instruments.  Accordingly, if our revenues continue to be insufficient to meet our needs, we will attempt to secure additional financing through traditional bank financing or the sale of debt or equity securities.  However, because of the developing nature of the business and the potential of a future poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our continuing plan of operations. There can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or to raise funds through a debt or equity offering. If we only have nominal funds with which to conduct our business activities, this will negatively impact our results of operations and financial condition.

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

Users Segment

This segment is characterized by seniors still living in their own homes that are typically at least 75 or older, most likely female and semi-independent.  They are most likely beginning to have some difficulty maintaining their independence.  They are well aware of diminished capacities, but wary of addressing the issue.  Their greatest fears are loss of independence and moving out of their home into a nursing home or similar care facility.  These fears are triggered by health problems, memory problems and the inability to drive and/or get around on their own.  Seniors who do require help from others receive assistance with household maintenance, transportation and healthcare.  This group places value in products that simplify life and generate convenience, and that give them peace of mind in confronting their health and emergency needs.

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

One of the most effective ways to make a sale in this industry requires a person to actually experience the ActiveHome System.  Therefore, a pilot direct marketing program will be initiated in the Salt Lake City area to 90,786 seniors.  It is estimated that somewhere between 5,000 and 17,000 of these seniors are in immediate need of the ActiveCare service.  After we have perfected the sales approach in our local Utah market we will begin a roll-out to the national market.  The marketing program calls for initially acquiring lists of potential clients age 75 and over who own a home, have a credit card and live in affluent areas.  These lists of potential clients will be scrubbed and mined in compliance with national solicitation laws.  We will also generate leads for our marketers using proven and these leads will be continually expanded, shaped and culled as we progress with our plan.

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

During the nine months ended June 30, 2011, we spent $228,611 on research and development (“R&D”).  R&D expense during the period involved the ActiveOne™, a one-button actuated GPS/Cellular communications device (“Companion Device”) that links to our CareCenter.  This device includes fall detection, Geo Fencing, automatic calls to the CareCenter, text messaging, hands free speakerphone and other features.  Also in development is the ActiveOne+™ (ActiveOnePlus), which will communicate through Bluetooth technology with the Companion Device.  Our goal is to develop a wristwatch-size monitoring device for senior citizens.  The wrist device will be water resistant, include fall detection, speakerphone, vibration alerts, audible alerts, and LED’s for status monitoring.  The watch will be universal for women and men with an adjustable strap.  We have identified and are working with several vendors for services that will further these objectives.  The R&D also involved the ActiveHome™, our comprehensive in-home wellness solution that complements and integrates with our current CareCenter service and ActiveOne™ mobile health products.  The ActiveHome™ solution integrates several in-home health and wellness monitoring and convenience products and services available from various manufacturers and service providers to ensure members’ well-being, safety and convenience.

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

CareCenter

In concert with the development of our products, we also created the CareCenter.  In contrast to a typical monitoring center, the CareCenter is equipped with hardware and software that pinpoints the location of the incoming caller by utilizing GPS and/or cellular triangulation technology.  This capability is referred to as telematics.  The operator (or CareSpecialist) is able to locate the caller’s precise location on a detailed map.  In addition the CareCenter software can identify the caller, provide location services, emergency dispatch, medical history to emergency responders, and concierge services.

We believe the CareCenter is the cornerstone of our business.  The CareCenter services include highly trained CareSpecialists to assist the elderly in managing their daily lives 24 hours per day, seven days per week.  In order for the CareCenter to service our customers, we have developed and continue to develop numerous products designed to assist the elderly maintain a more active and mobile lifestyle.  The first product that we introduced is the ActiveOne™ device.  The ActiveOne™ is a patented mobile personal emergency response ("PERS") device that allows the user to contact our CareCenter at the push of a button.  The ActiveOne™ constantly communicates its location to the CareCenter by utilizing GPS technology.  This allows the CareCenter Specialists to constantly help and assist the elderly customer no matter where they may be.

Our plan is to continue to invest monies into R&D and patents as we broaden the services offered by our CareCenter.  Eventually we intend to add to the functionality of the ActiveOne™ to allow for vital sign monitoring for the chronically ill and additional services to assist both the mobile and homebound seniors, including those who may require a personal assistant to check on them during the day to ensure their safety and well being and know where they are at all times.

ActiveOne+™

ActiveOne+™ is the second-generation PAL (“Personal AssistanceLink”) handset, which includes one button connection to the CareCenter, GPS locating and fall detection technology all in one unit.  The ActiveOne+™ features enhanced fall detection to better detect when a fall occurs as well as enhanced locating technology that combines both GPS and cellular triangulation that allows our CareCenter to locate a member within several meters 24 hours per day, 7 days a week, to better respond to any emergency condition.  In addition the ActiveOne+™ has built-in receptors utilizing Bluetooth technologies to accommodate body-worn devices that can communicate vital sign data to the CareCenter.  We are currently seeking FCC certification of the ActiveOne+.

ActiveWatch™

The ActiveWatch™ incorporates all of the core features of the PAL handsets into an easy to wear wrist device.  The ActiveWatch™ combines GPS, Cellular and fall detection technology that communicates directly to the CareCenter.  The device is also water resistant and can be worn in the shower, providing protection wherever the member may be.  The ActiveWatch™ also incorporates heart rate sensors that can alert the CareCenter when the heart rate is irregular; it also incorporates Bluetooth technology that accommodates other body-worn devices.

ActiveHome™

During the quarter ended March 31, 2011, we launched our comprehensive in-home wellness solution that complements and integrates with our current CareCenter service and ActiveOne™ mobile health products.  The ActiveHome™ solution integrates several in-home health and wellness monitoring and convenience products and services available from various manufacturers and service providers to ensure members’ well-being, safety and convenience.

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

Inventories

Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out ("FIFO") method. Reagent inventories consist of raw materials, work-in-process, and finished goods.  Care Services inventory consist of ActiveHome inventories.  Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.  Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable value could change in the near term.

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

The majority of our revenue transactions do not have multiple elements.  On occasion, we have revenue transactions that have multiple elements (such as device sales to distributors). In these situations, the Company provides the distributor with the ActiveOne™ device and a monthly monitoring service, which are both included in the contracted pricing. In these multiple element revenue arrangements, we consider whether: (i) the deliverables have value on a standalone basis to the distributors, and (ii) the distributors have a general right of return.   The Company has determined that these elements do have standalone value to distributors and that the performance of undelivered items is probable and substantially within the control of the Company. Therefore, in accordance with accounting standards, the Company has determined that these revenue elements should be considered as separate units of accounting. Accounting standards state that arrangement consideration shall be allocated at the inception of the arrangement to all deliverables on the basis of their relative selling price. When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor-specific objective evidence of selling price, if it exists; otherwise, third-party evidence will be used to determine the selling price. If neither vendor-specific objective evidence nor third-party evidence of selling price exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable.

The Company does not currently sell, nor does it have intentions to sell the ActiveOne™ device separately from the monthly monitoring service, therefore the Company is not able to determine vendor-specific objective evidence of selling price. The Company is also unable to determine third-party evidence of selling price, because there is not a similar product in the market. The ActiveOne™ device is the only device in the market with fall detection technology. The Company is therefore required to determine its best estimate of selling price in order to determine the relative selling price of the separate deliverables in its revenue arrangements. In order to determine the best estimate of selling price of the ActiveOne™ device, the Company included the following cost components in its estimate: production costs, development costs, PTCRB certification costs, and estimated gross margin. In order to determine the best estimate of the monthly monitoring service, the Company included the following components in its estimate: monthly communication cost, monitoring labor costs, PSAP database and monthly maintenance costs, and estimated gross margin. The Company allocates the arrangement costs based on these best estimates of selling price. The relative selling price allocated to the sale of the ActiveOne™ device is recognized when the device is delivered to the distributor. The relative selling price of the monitoring service is recognized monthly when the services have been provided.

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

Customers order the diagnostic stain product lines by purchase order.  We do not enter into long-term contracts.  The medical diagnostic stain sales were $104,792 for the quarter ended June 30, 2011.  All of these sales were made with net 30-day payment terms.

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

Results of Operations

Three Months Ended June 30, 2011 and 2010

Net Sales

During the fiscal quarter ended June 30, 2011, we had net sales of $184,899 compared to $145,140 in the fiscal quarter ended June 30, 2010.  Our Care Services, including revenue for the ActiveOne™ service, accounted for $80,107 and $19,880 of the total revenues in the quarters ended June 30, 2011 and 2010, respectively.  The reason for the revenue increase was the introduction and revenue from services of the ActiveOne™ during 2011. Stains and reagent revenue accounted for $104,792 and $125,260 in the quarters ended June 30, 2011 and 2010, respectively.  The reason for the decrease in Reagent revenue was fewer orders for these products during the quarter ended June 30, 2011.

Cost of Revenue

Cost of revenue totaled $262,436 in the fiscal quarter ended June 30, 2011, compared to $161,297 for the quarter ended June 30, 2010.  During the quarter ended June 30, 2011, of the total cost of revenues, Care Services accounted for $172,886 and stains and reagents accounted for $89,550, compared to $74,525 and $86,772, respectively, in the quarter ended June 30, 2010.  The increase of the cost of revenue for Care Services in the quarter ended June 30, 2011, was an increase in expenses incurred to expand services of the CareCenter and the associated cost of ActiveOne™.  The increase of the cost revenue for Reagents was due to the increased cost of raw materials.

Research and Development Expenses

During the quarter ended June 30, 2011, we incurred research and development expenses of $45,601 compared to $16,610 in research and development expense incurred during the fiscal quarter ended June 30, 2010.  The research and development expenses in the quarter ended June 30, 2011 increased due to expenses related to the development of the ActiveOne+™ and the ActiveHome™ products.    We expect research and development expenses to increase in future quarters due to the development of ActiveOne+™ and ActiveHome™.

Selling, General and Administrative Expenses

During the three months ended June 30, 2011, selling, general and administrative expenses totaled $2,681,098, compared to $2,070,983 during the same period one year ago.  The increase was due to higher compensation expense paid in common stock and warrants, and to amortization of stock options during the quarter ended June 30, 2011.  For the quarters ended June 30, 2011 and 2010, the non-cash expense associated with the issuance of common stock and warrants and the amortization of stock options was $1,904,687 and $1,357,126, respectively.  The increase in 2011 was due to increased expense related to marketing and distribution of our products and services.  The primary emphasis during the period was to establish a platform for building brand awareness and introducing our product to the market, which we believe will lead to increased sales and revenues in future periods.

Other Income and Expense

Derivative loss was $0 and $161,332 in the quarters ended June 30, 2011 and 2010, respectively.  We no longer hold convertible debt instruments that are recorded as derivative liabilities.  We do not anticipate incurring any derivative gain or loss in the current fiscal year.  Interest expense was $98,728 and $394,657 in the quarters ended June 30, 2011 and 2010, respectively.  The decrease in 2011 was due to higher non-cash expense related to the amortization of Series A and Series B preferred stock discount incurred during the quarter ended June 30, 2010.

Net Loss

We had a net loss for the three months ended June 30, 2011 totaling $2,902,539, compared to a net loss of $2,659,739 for the same period one year ago.  This increase in net loss was due to the items described above.

Nine Months Ended June 30, 2011 and 2010

Net Sales

During the nine months ended June 30, 2011, we had net sales of $573,667 compared to $383,500 in the nine months ended June 30, 2010.  Our Care Services, including revenue for the ActiveOne™ service, accounted for $247,702 and $36,371 of the total revenues in the nine months ended June 30, 2011 and 2010, respectively.  The reason for the revenue increase in 2011 was the introduction and revenue from services of the ActiveOne™ during the period.  Stains and reagent revenue accounted for $325,965 and $347,129 in the nine months ended June 30, 2011 and 2010, respectively.  The reason for the Reagents revenue decrease was fewer orders for these products during the nine months ended June 30, 2011.

Cost of Revenue

Cost of revenue totaled $789,475 in the nine months ended June 30, 2011, compared to $469,994 for the nine months ended June 30, 2010.  During the nine months ended June 30, 2011, of the total cost of revenues, Care Services accounted for $503,600 and stains and reagents accounted for $285,875, compared to $196,612 and $273,382, respectively, in the prior year period.  The increase of the cost of revenue for Care Services was the increase in expenses incurred in connection with the expanded services of the CareCenter and the associated cost of ActiveOne™.  The increase of the cost revenue for Reagents was due to the increased cost of raw materials.

Research and Development Expenses

During the nine months ended June 30, 2011, we incurred research and development expenses of $273,611 compared to $213,579 in research and development expense incurred during the nine months ended June 30, 2010.  Research and development expenses in the nine months ended June 30, 2011 increased due to expenses related to the development of the ActiveOne+™ and the ActiveHome™ products.  We expect research and development expenses to increase in future quarters.

Selling, General and Administrative Expenses

During the nine months ended June 30, 2011, selling, general and administrative expenses totaled $5,592,111, compared to $4,712,066 during the same period one year ago.  For the nine months ended June 30, 2011 and 2010, the non-cash expense associated with the issuance of stock, warrants, and amortization of stock options was $3,561,287 and $2,473,733, respectively.  The increase during the current period was  the result of increased marketing and distribution of our products and services.  The primary emphasis during the nine months ended June 30, 2011 was to establish a platform for building brand awareness and introducing our product to the market, which we believe will lead to increased sales and revenues in future periods.

Other Income and Expense

Derivative gain was $0 and $477,297 in the nine months ended June 30, 2011 and 2010, respectively.  We no longer hold convertible debt instruments that are recorded as derivative liabilities.  We do not anticipate incurring any derivative gain or loss in the current fiscal year.  Interest expense was $110,224 and $1,092,589 in the nine months ended June 30, 2011 and 2010, respectively.  The decrease in 2011 was due to non-cash expense related to the amortization of Series A and Series B preferred stock discount incurred during the nine months ended June 30, 2010.  Other expense was $50,000 and $342 for the nine months ended June 30, 2011 and 2010, due to the impairment of the investment in Vista Therapeutics during the nine months ended June 30, 2011.

Net Loss

We had a net loss for the nine months ended June 30, 2011 totaling $6,245,208, compared to a net loss of $5,627,773 for the same period one year ago.  This increase in net loss was due to the items described above.

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

At June 30, 2011, we had cash of $318,443, compared to cash of $1,713,923 at September 30, 2010.  At September 30, 2010, we had working capital of $854,919, compared to a working capital deficit of $744,826 at June 30, 2011.  The decrease of cash and working capital was due to less cash proceeds from financing activities during the nine months ended June 30, 2011, compared to the fiscal year ended September 30, 2010.

During the nine months ended June 30, 2011 and 2010, operating activities used cash of $2,285,505 and $1,620,790, respectively.  The increased cash used in operating activities was due to increased marketing and distribution of our products and services.  Investing activities for the nine months ended June 30, 2011 and 2010, used cash of $333,977 and $117,969, respectively.  The increased use of cash in investing activities was due to the addition of fixed assets and leased equipment during the period.  Financing activities for the nine months ended June 30, 2011 and 2010, provided cash of $1,224,002 and $1,005,000, respectively.  The increase was due to our sales of common stock and the issuance of short-term loans during the nine months ended June 30, 2011.

For the nine months ended June 30, 2011, we had a net loss of $6,245,208 and negative cash flows from operating activities totaling $2,285,505, compared to a net loss of $5,627,773 and negative cash flows from operating activities of $1,620,790 for the nine months ended June 30, 2010.  The increase in net loss and negative cash flow from operating activities was due to the expanded service of CareCenter and higher stock-based consulting expenses for marketing and distribution of our ActiveCare products and services during the period ended June 30, 2011.

As of June 30, 2011, we had an accumulated deficit of $23,282,770 compared to $17,037,562 at September 30, 2010.  Stockholders’ equity at June 30, 2011 was a deficit of $112,095, compared to stockholder’s equity of $1,484,722 at September 30, 2010.  These changes were due to continued negative cash flow from operating activities during the nine months ended June 30, 2011.

Recent Accounting Pronouncements

In June 2009, the FASB issued accounting guidance on the consolidation of variable interest entities (“VIEs”). This guidance revised previous guidance by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity.  This guidance was effective at the beginning of the first fiscal year beginning after November 15, 2009.  The Company adopted this guidance on October 1, 2010.  The application of this guidance did not have a material impact on the Company’s financial statements.

In September 2009, the FASB issued guidance that changes the existing multiple-element revenue arrangements guidance currently included under its Revenue Arrangements with Multiple Deliverables codification. The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. This was effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption.  The Company adopted this guidance effective October 1, 2010 and recognized $25,456 of deferred revenue.

In October 2009, the FASB issued guidance on share-lending arrangements entered into on an entity's own shares in contemplation of a convertible debt offering or other financing.  This guidance was effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those years.  The Company adopted this guidance on October 1, 2010.  The application of this guidance did not have a material impact on the Company’s financial statements.

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

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any legal proceedings which management believes will have a material effect upon the financial condition of the Company, nor are any such material legal proceedings anticipated.  We are not aware of any contemplated legal or regulatory proceeding by a governmental authority in which we may be involved.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the nine months ended June 30, 2011, the Company issued the following shares of common stock:

•	1,962,500 shares on June 7th, 2011 for cash proceeds of $456,500;
•	2,090,000 shares on October 27, 2010, March 7, 2011, and April 7, 2011, respectively, under warrants exercised by an officer at $0.25 per share for cash proceeds of $522,500;
•
12,000 shares on March 31, 2011 upon the cashless exercise of warrants at $1.25 per share for accrued director fees of $15,000, and 150,000 shares on June 22, 2011 for accrued director fees of $75,000;

•	225,000 shares on May 6, 2011 as a loan origination fee to an unrelated party with value of $93,103;
•	682,500 shares issued under several service agreements with third parties in connection with marketing and product branding services valued at $613,650;
•	17,000 shares as payment for research and development services valued at $15,300 under a consulting services agreement dated January 25, 2011;
•	950,000 shares on June 22, 2011 to employees for services valued at $437,000;
•
4,000,000 shares were issued on June 22, 2011 under a new employment contract with our Chief Executive Officer for services to be rendered during the term of the agreement from October 1, 2010 through September 2014.  The value of these shares of common stock on the date of grant totaled $1,840,000.

The shares of common stock issued in the above transactions were not registered under the Securities Act in reliance upon exemptions from registration under Section 4(2) of the Securities Act, promulgated under the Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 5.  Other Information

On June 22, 2011, the Company entered into an employment agreement with Mr. James Dalton for his services as Chief Executive Officer for the period October 1, 2010 through September 30, 2014.  Under this contract, the Company granted Mr. Dalton warrants for the purchase of 3,000,000 shares of common stock at an exercise price of $0.50 per share and issued 4,000,000 shares of common stock to Mr. Dalton with a fair value on the date of grant of $1,840,000, as payment for past and future services.

Item 6.  Exhibits

Exhibit Number                                                                Description

(10)(x)	Office Lease Agreement between the Company and Reef Parkway, LLC (filed previously as exhibit to report on Form 10-Q, filed February 10, 2011).

(10)(xi)	Lease Addendum between the Company and Reef Parkway, LLC (filed previously as exhibit to report on Form 10-Q, filed February 10, 2011).

(10)(xii)	Office Lease Agreement between the Company and Phoenix 2006 Partners, LLC (filed previously as exhibit to report on Form 10-Q, filed February 10, 2011).

(10)(xiii)	Employment Contract with James Dalton, Chief Executive Officer dated June 22, 2011.

(10)(xiv)	Common Stock Purchase Warrant Agreement with James Dalton dated June 22, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ActiveCare, Inc.

/s/ James Dalton
James Dalton Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: August 17, 2011

/s/ Michael G. Acton
Michael G. Acton Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 17, 2011