Form 10-K
period 2011-09-30
ACTIVECARE, INC.
filed 2011-12-27
CIK 1429896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
OR
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

(801) 974-9474
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 31, 2011 was approximately $20 million, based on the average bid and asked price on that date.

There were 38,844,160 shares of the registrant’s common stock outstanding as of December 27, 2011.

Documents Incorporated by Reference

None.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐    No  ☑

ACTIVECARE, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2011

PART I

The statements contained in this Report on Form 10-K that are not purely historical are considered to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements represent our expectations, beliefs, anticipations, commitments, intentions, estimates, projections, and strategies regarding the future, and include, but are not limited to the risks and uncertainties outlined in Item 1A. “Risk Factors” and Item. 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in forward-looking statements within this Report.

Item 1.  Business

Background

ActiveCare, Inc. (the “Company” or “ActiveCare”) was formed March 5, 1998 as a wholly owned subsidiary of SecureAlert, Inc. [OTCBB:SCRA.OB], a Utah corporation, formerly known as RemoteMDx, Inc. (“SecureAlert”).  We were spun off from SecureAlert in February 2009, through the distribution of approximately 1,421,667 shares of our common stock to the shareholders.  Following the distribution of our shares, SecureAlert retained no ownership interest in ActiveCare.  Furthermore, effective July 15, 2009, we changed our name to ActiveCare, Inc., and our state of incorporation to Delaware.

General

Our original business involves the manufacture and distribution of medical diagnostic equipment and laboratory stains and solutions.  Over the past several years we have expanded our vision and business plan to incorporate products and services focused primarily on the elderly market.  We believe that we can improve the lives of the chronically ill and the elderly through the use of technology, while reducing the cost of care.  Central to these efforts is our state of the art “CareCenter.”  Our CareCenter is designed to monitor and track patients’ health conditions.  As part of these efforts we have established a sophisticated CareCenter with highly trained Specialists to assist the elderly in managing their daily lives 24 hours per day, seven days per week.  In order for the CareCenter to service our customers, we have developed and continue to develop numerous products designed to assist the elderly maintain a more active and mobile lifestyle.  The first product that we introduced is the ActiveOne™ device.  The ActiveOne™ is a patented mobile personal emergency response (“PERS”) device that allows the user to contact our CareCenter at the push of a button.  The ActiveOne™ communicates its location to the CareCenter by utilizing GPS technology.  This allows the CareCenter to constantly help and assist the elderly customer no matter where they may be.

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

Aging in Place – the ability to age in your own home with the proper care services and monitoring of health and wellness needs – will be a major contributor to the mitigation of health care costs for the elderly.  Through the technologies we are developing, we believe we can enhance the lives of the elderly and enable them to live more “normal” lifestyles by providing them mobility and peace of mind with the knowledge that their vital signs are being monitored and their locations are known at all times.  At the same time we can save millions of dollars to the health care sector as we identify problems and issues in advance.

1 Copies of this and other studies, reports, articles and presentations referenced in this section of our report on Form 10-K are on file with the Company.

Our business model focuses on seniors who are mobile and their caregivers, which often includes family members, all of whom want the “peace of mind” of recognizing that their location is known at all times and that they can request assistance at any time.  Our business plan is to sell or give customers a device and require payment of a monthly recurring subscription for services.  Different services which we provide range from requesting emergency services to receiving calls throughout the day from the CareCenter to remind our customers of specific events and ensuring their health and state of mind.  All of our clientele will have access to a CareCenter Specialist who can immediately contact emergency services and provide directions on how to reach the subscriber in the event of an emergency.

In the future, we plan to offer the capability to remotely monitor the vital signs of our clients and alert the patient, appropriate family members, and healthcare providers when abnormal vital signs are identified at the CareCenter.  We will also integrate third party bio-medical sensors to capture specific vital signs such as glucose, blood pressure, and oxygen saturation levels and to transmit the measurements to the CareCenter.

We believe that through the technologies we are developing, we can enhance the lives of not only the elderly, a growing segment of today’s population, but also other segments of the population such as those with chronic illnesses.  Our services enable these patients to live a more “normal” lifestyle and, most important, permit them to remain in their own homes longer.  The CareCenter is staffed around the clock with advisors that receive calls originating from the product.  Our services will enhance our clientele’s mobility and provide peace of mind knowing that their vital signs are being monitored and their locations are known at all times.  We can immediately communicate with the patient and emergency personnel in times of need and communicate the patient’s location and an abbreviated medical history.

Our Product Strategy

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

We are developing additional services, and end user products and CareCenter applications and infrastructure to interface with patients and health care providers.  In the future, we plan to offer the capability to remotely monitor the vital signs of our clients and alert the patient, appropriate family members, and healthcare providers when abnormal vital signs are identified at the CareCenter.  We are also integrating third party bio-medical sensors to capture specific vital signs such as glucose, blood pressure, pulse, and oxygen saturation levels and to transmit the measurements to the CareCenter.

Through the technologies development, we can improve the living quality of the elderly as well as those with chronic illnesses.  With our service, they can live a more “normal” lifestyle and they can remain in their own homes longer.  Our patients are not longer in fears of leaving their house and they are in peace of mind knowing that we are monitoring their vital signs and their locations at all times.  In any emergency situation, we can immediately communicate with the patient and emergency personnel, as well as their care givers with the patient’s location and an abbreviated medical history. The CareCenter is staffed 24x7 with fully trained advisors that receive calls from patients in times of need.

ActiveOne™

Under the trademark ActiveOne™ we have developed a product that incorporates GPS, cellular capability, and fall detection, all of which are connected to a 24-hour care center with the push of a button.  The transmitter can be worn on a neck pendant or carried in a purse, and it sends a cellular signal to our CareCenter.  When the wearer of the device pushes the button, the staff at the CareCenter evaluates the situation and decides whether to call emergency services or a designated friend or family member.

Currently, there are separate products on the market that provide service to the PERS industry and products that provide fall detection, geographical locations, and clinical health parameters.  However, we believe that no product on the market today has successfully integrated both of these technologies in a single effective device.  Further, none of the current solutions in the market focus on providing care services – assistance with everyday needs – as an alternative to costly assisted living or in-home care services as we do.  We feel that it is imperative to bring such a solution to the market.

With the prevalence of cellular phones with the senior population, our product can replace their existing cellular services and add the life saving features of fall detection, geo-tracking, and one button connectivity to our CareSpecialists.  We offer service plans ranging from basic emergency service to personal concierge services.  In the future, the Company is planning to offer these services via an application on a smart phone and through other devices.

ActiveOne™

We have launched a comprehensive in-home wellness solution that complements and integrates with our current CareCenter service and ActiveOne™ mobile health product. The ActiveHome™ solution integrates several in-home health and wellness monitoring and convenience products and services to ensure members’ well-being, safety and convenience.  The ActiveOne™ Monitoring System is a combination of smart home and monitoring technology, allowing members to turn all the lights out in their house and lock the door with the press of one button.  Sensors check for normal routines at home.  For example, if the refrigerator or cabinets haven’t been opened as expected, if a member has been sitting or sleeping for an unusual length of time, or if the stove is left on, there may be a problem and a CareSpecialist will immediately contact the member.  ActiveCare’s mobile technology, allows CareSpecialists to locate a member and provide needed assistance no matter where they may be.  This combination of mobile and in home technology provides a complete level of care, fulfilling the needs of the growing senior marketplace.

CareCenter

The central point of our product offerings in our state of the art CareCenter.  Our CareCenter is staffed 24x7 with Specialists who are 911 certified and trained.  In addition, we have nurses on duty and on call that are available to assist with medical issues or questions.  Our center provides services ranging from responding to fall alerts from our devices to full service concierge services provided by our Specialists.  The staff at the CareCenter provides assistance with everyday living needs of our members, and in an emergency situation, the 911 trained CareSpecialist evaluates the situation, deciding whether to call emergency services or a designated friend or family member.

In contrast to a typical monitoring center, our CareCenter is equipped with hardware and software that pinpoints the location of the incoming caller by utilizing GPS and/or cellular triangulation technology.  This capability is referred to as telemetric.  The operator (or CareSpecialist) will be able to locate the caller’s precise location on a detailed map.  In addition the CareCenter software will identify the caller, call up the individual’s medical information, and provide location services, emergency dispatch, and medical history to emergency responders.  We believe the CareCenter is and will be the cornerstone of our business and will support current technology as well as evolve to support the integration of future technologies.

ProActiveCare

Through the unique offerings of our CareCenter, we are expanding our market to include discharge planning, customized disease management programs, and follow-up care.  Our products and services allow us to provide a unique coordination role with the patients, their healthcare providers, and their families.  In this arena, the Company believes that we can help reduce the cost of care by minimizing hospital readmissions for those recently released from a hospital and help avoid hospitalizations from those with chronic illnesses.

Reductions in hospital readmissions (also referred to as rehospitalizations) have been identified as a source for reducing Medicare spending.  The Medicare Payment Advisory Commission (MedPAC) reported that in 2005, 17.6% of hospital admissions resulted in readmissions within 30 days of discharge, 11.3% within 15 days, and 6.2% within 7 days.  In addition, variation in readmission rates by hospital and geographic region suggests that some hospitals and geographic areas are better than others at containing readmission rates.  People who are readmitted to the hospital tend, among other things, to be older and have multiple chronic illnesses.  Yet much is unknown about which patient characteristics result in a higher probability of a hospital readmission.  Some policy researchers and health care practitioners assert that the relatively high readmission rates for patients with chronic illness and others may be due to various factors, such as (1) an inadequate relay of information by hospital discharge planners to patients, caregivers, and post-acute care providers; (2) poor patient compliance with care instructions; (3) inadequate follow-up care from post-acute and long-term care providers; (4) variation in hospital bed supply; (5) insufficient reliance on family caregivers; (6) the deterioration of a patient’s clinical condition; and (7) medical errors.

We are currently testing our Guardian Angel Discharge support program where the CareCenter and the ActiveOne™ provide two-way communications between the patient and the caregiver or healthcare providers.  The service provides detailed patient health surveys based on medically derived protocols, the collection of biometric data, and wellness checks.

Our Growth Strategy

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

Marketing

We market our products through a number of distribution channels including direct to consumer, medical device and equipment distributors, channel partners, and health care providers and other caregivers.

Direct-to-Consumer

We sell our products and services through a variety of direct to consumer methods including on-line sales, direct mail and direct response advertising –– and have limited outbound telemarketing initiatives.  With the exception of web sales, direct to consumer sales tend to be expensive, with a high acquisition cost per subscriber.  We are focusing our efforts on utilizing other distribution channels to drive new sales at the most efficient cost.

Medical Equipment/Device Distributors

Our sales team has established a distributor network in some parts of the country, and we are growing this distributor network as we build relationships across the United States.  We are targeting distributors that serve the Medicare and Medicaid markets, distributors that target home medical equipment and supplies, and distributors that service healthcare providers.

Distributor relationships provide access to established markets and potential customers in a variety of settings.  We leverage their existing relationships and investments in marketing to support our products.

Channel Partners

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

Additionally, we have been in talks with Medicare Advantage insurance carriers to offer ActiveCare as a value-added service to Medicare policyholders.  The insurance carriers believe they can effectively mitigate claims costs through proactive monitoring of policyholders by using our products and services.  ActiveCare services would be provided wholesale to the insurance carrier, and included in the Medicare policy at no additional out-of-pocket cost to the policyholder.  This product will support discharge planning for Medicare patients, accelerating the patients release from the hospital and minimizing the opportunities for readmissions.

Healthcare Providers/Caregivers

We believe that caregivers will be an important outlet for our products.  Caregivers include home health agencies, hospice organizations, skilled nursing facilities, hospitals and physician offices.  Often the patient is reluctant to purchase the product on their own volition.  With the counseling of the caregiver, the patient and or the family member may be more accepting of the product and their condition.

We are initiating tests with healthcare providers in the skilled nursing and hospice categories.

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

During the year ended September 30, 2011, we spent approximately $321,000 compared to $458,000 in 2010 on research and development (“R&D”).  R&D involved the ActiveOne™, a one button actuated GPS/Cellular communications device (“Companion Device”) that links to our CareCenter.  This device includes fall detection, Geo Fencing, automatic calls to the CareCenter, text messaging, hands free speakerphone and other features.  Also in development is the ActiveOne+™ (ActiveOnePlus) which will communicate through Bluetooth with the Companion Device.  The wrist device is water resistant, includes fall detection, speakerphone, vibration alerts, audible alerts, and LED’s for status monitoring.  Our goal is to develop a wristwatch-size monitoring device for senior citizens.  The watch will be universal for women and men with an adjustable strap.  The expanded CareCenter and the related products will be developed by our team.  We have identified and are working with several vendors for services that will further our objectives.

An important part of this R&D program is our relationship with Quectel Wireless Solutions, Ltd. (“Quectel”), to assist us in development of the ActiveOne™ and the next generation device, the ActiveOne+™.

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

The Telehealth competitive set includes: (1) companies that manufacture devices that record and transmit biometric information such as weight, blood pressure, glucose, weight and blood oxygen levels; (2) companies that monitor patient’s health such as disease; (3) and companies that integrate and monitor the data from a variety of difference devices.  In addition, there are telehealth companies have access to physicians and nurses for health consultations.

Competitors in the Telehealth Market

•	BodyTel Europe GmbH – uses glucose meter to transmit glucose information via cell phone to BodyTel’s database, where users can log on to view results

•	CardioNet, Inc. – specializing in monitoring the heart for detection of arrhythmia, utilizing a monitoring center and two way communication with patient’s physician

•
LifeWatch, Inc. and its subsidiary, CardGuard Scientific Survival, Ltd. – monitors heartbeat data for arrhythmia detection and transmits data through the patients mobile phone to LifeWatch’s Monitoring center

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

  Competitors in Personal Emergency Response System (PERS) Market

The current PERS market is based on technology that has not changed significantly in 30 years.  The hardware given to a PERS customer generally includes a base unit that is connected to the customer’s home phone line and a pendant that is worn on the person which activates a call for help.  The base unit serves as a call-forwarding device that dials the number to the call center when the button on the pendant is pressed.  The pendant can only operate within a limited distance (usually 200 to 600 feet) of the base unit.  Since there is no voice communication through the pendant the customer must be within earshot of the base unit for the system to work correctly.  This effectively tethers a customer to their home if they do not want to risk being out of range of this emergency service.  Recently PERS providers have began adopting cellular and GPS products allowing the user the freedom to leave their home without being tethered to a base unit.  We have invested extensively in a mobile GPS platform, a robust portfolio of intellectual properties as well as increased service offerings and capabilities of the CareCenter.

Competitors in this market include:

•	Life Alert Emergency Response, Inc. – offers a pendant/home communications device.

•
Philips Lifeline – is the largest provider in the industry with over 750,000 subscribers.  Philips Lifeline offers a pendant device/home communications station.  It also sends out messages to family members or caregivers when the monitoring center receives an alarm.

•	LifeStation, Inc. – offers a wristband, belt clip, pendant devices / home communications station.

•
Rescue Alert – offers a pendant/home communications station and claims to have the best panic button range of 600 feet to the home communication device.  Its monitoring center is staffed with certified EMD advisors.

•	MobileHelp – offers a pendant/home communications station as well as a mobile GPS device.

•	GreatCall – Made famous by the JitterBug brand, offers the emergency 5 star mobile device.

Information necessary to determine or reasonably estimate our market share or that of any competitor in any of these markets is not readily available.

 Dependence on Major Customers

During the fiscal year ended September 30, 2011, revenue from one customer of Care Services represents 25% of the Company’s consolidated revenue and revenue from one customer of Reagents represents 10% of the total revenue.

During the fiscal year ended September 30, 2010, revenue from one customer of Reagents represents 26% of the Company’s consolidated revenue.

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

Employees

As of September 30, 2011, we had 24 full time employees and 4 part-time employees.  None of these employees are represented by a labor union or subject to a collective bargaining agreement.  We have never experienced a work stoppage and our management believes that our relations with employees are good.

Additional Available Information

We maintain executive offices and principal facilities at 5095 West 2100 South, Salt Lake City, Utah 84120.  Our telephone number is (801) 974-9474. We maintain a World Wide Website at www.activecare.com. The information on our website should not be considered part of this report on Form 10-K.  We make available, free of charge at our corporate website, copies of our annual reports filed under the Exchange Act with the United States Securities and Exchange Commission (“SEC”) on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act.  We also provide copies of our Forms 8-K, 10-K, 10-Q, proxy and annual report at no charge to investors upon request.

All reports filed with the SEC are available free of charge through the SEC website at www.sec.gov.  In addition, the public may read and copy materials we have filed with the SEC at the SEC’s public reference room located at 450 Fifth St., N.W., Washington, D.C. 20549.

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

Because of our history of accumulated deficits and recurring cash flow losses, we must improve profitability and may be required to obtain additional funding if we are to continue as a “Going Concern.”

We have a history of accumulated deficits.  As of September 30, 2011, and September 30, 2010, our accumulated deficit was $24,936,275 and $17,037,562, respectively.  Our financial statements have been prepared on the assumption that we will continue as a going concern.  Our independent registered public accounting firm has issued their report dated December 23, 2011, that includes an explanatory paragraph stating that our recurring losses raise substantial doubt about our ability to continue as a going concern.  Our product line is limited and it has been necessary to rely upon loans and capital contributions and the sale of our equity securities to sustain operations.  In addition, we have recently begun to emphasize a new product line and business plan, which will require additional investment in research and development and marketing.  Our management anticipates that we may require approximately $3,000,000 in additional capital over the next twelve months to implement this business plan and to fund ongoing operations, although this is only an estimate.  There can be no guarantee that we will be able to obtain such funds fully or on satisfactory terms and such funds would be sufficient.  If such additional funding is needed and cannot be obtained, we may be required to scale back or discontinue operations.

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

In May 2009, we entered into a patent agreement.  Under the patent agreement, we were required to make an upfront royalty payment of $300,000 and to make future payments of royalties equal to 5% of net sales revenues for licensed products.  During the year ended September 30, 2011, we have accrued the $300,000 payment and $20,408 of royalty expense.  Subsequent to September 30, 2011, we settled this obligation by agreeing to issue 600,000 shares of common stock and 480,000 shares of Series C preferred stock.

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

Our current revenues are derived primarily from our current core products, medical diagnostic stains and solutions and other biochemical products, as well as the Definitive slide stainer.  The Definitive slide stainer is medical equipment designed to stain and high light abnormal cells.  We depend heavily on our executive officers and certain scientific, technical, and operations employees, including David Boone (Chief Executive Officer), Christine Kilpack (General Manager), and Michael Acton (Chief Financial Officer).  As of the date of this report, we do not have employment agreements with Christine Kilpack and Michael Acton.  The loss of services of any of these individuals could impede the achievement of our objectives.  There can be no assurance that we will be able to attract and retain qualified executive, scientific, or technical personnel on acceptable terms.

We rely on third parties to manufacture some of our product line.

Our manufacturing experience and capabilities are limited to the manufacture of staining solution, reagent and certain related chemical compounds.  With respect to the manufacturing of devices and equipment related to the staining solution products, including without limitation the Definitive slide stainer, we have in the past used, and intend to continue to use, third-party manufacturing resources.  We also use and intend to continue using third-party manufacturers for our new ActiveOne+TM and other devices.  Consequently, we are dependent on contract manufacturers for the production of existing products and will depend on third-party manufacturing resources to manufacture equipment and devices we may add to our product line in the future.  In the event we are unable to obtain or retain third-party manufacturing, we will not be able to continue operations as they relate to the sale of equipment and devices.

Our medical solutions business is subject to certain environmental risks and the requirement that we comply with regulations which increases the cost of doing business.

Our chemical manufacturing processes involve the controlled use of hazardous materials.  We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products.  We carry limited product liability insurance relating to the use of potentially hazardous materials, with coverage amounts of $2,000,000 per claim and per accident, and $2,000,000 in the aggregate.  The premium for such insurance coverage is $20,000.  Although we believe that our activities currently comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated.  In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources.  In addition, there can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future.

We market and sell our medical stains and solutions products through independent distributors who are free to sell other, and at times competing, products. We therefore have no direct control over our sales force.

We sell our legacy staining products to approximately 74 independent distributors who are free to resell the products.  In order to achieve profitable operations, we must maintain its current base of sales staff and must expand that base in the future.  There can be no assurance that we will be able to enter into arrangements with qualified sales staff if and when such additional staff is required.  Our sales staff will compete with other companies that currently have experienced and well funded marketing and sales operations.  To the extent that we enter into co promotion or other marketing and sales arrangements with other companies, any revenues to be received by us will be dependent on the efforts of others, and there can be no assurance that such efforts will be successful.

From time to time, we may be subject to expensive claims relating to product liability law; our ability to insure against this risk is limited.

The use of any of our existing or potential products in laboratory or clinical settings may expose us to liability claims. These claims could be made directly by persons who assert that inaccuracies or deficiencies in their test results were caused by defects in our products.  Alternatively, we could be exposed to liability indirectly by being named as a third-party defendant in actions brought against companies or persons who have purchased our products.  We have obtained limited product liability insurance coverage and we intend to expand our insurance coverage on an as needed basis as sales revenue increases.  However, insurance coverage is becoming increasingly expensive, and no assurance can be given that we will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability.  There can also be no assurance that we will be able to obtain commercially reasonable product liability insurance for any products added to our product line in the future.  A successful product liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

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

Our executive officers, directors and principal stockholders own, in the aggregate, approximately 39.80% of our outstanding common stock.  In addition, certain of our officers and all of our directors have been granted warrants to purchase common stock, all of which are exercisable as of the date of this report.  The exercise of such warrants might also result in substantial dilution to our existing stockholders.  As a result of the ownership of the shares currently held, their ownership and potential exercise of these options and warrants, these stockholders may be able to exercise significant control over matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions and will have significant control over our management and policies.  The interests of these stockholders may not be consistent with the interests of stockholders.

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

Item 2.  Properties

We lease premises consisting of approximately 11,500 square feet of laboratory and office facilities located at 5095 West 2100 South, West Valley City, Utah.  These premises also serve as our manufacturing, warehouse and shipping facilities.  This lease expires in November 2015 and the monthly base rent is $7,104, subject to annual adjustments according to changes in the Consumer Price Index.

We also lease space at 4897 Lake Park Blvd., Building A, Suite #140, Salt Lake City, Utah for our CareCenter and sales department.  The lease is for a three-year term, and is cancelable after the 13th months and the 28th months with 60 days notice.  Monthly lease payments begin at $3,162 and increase to approximately $3,458 over the life of the lease.

Management believes the facilities described above are adequate to accommodate presently expected growth and needs of our operations.  As we continue to grow, additional facilities or the expansion of existing facilities likely will be required.

Item 3.  Legal Proceedings

We are not involved directly in any legal proceedings which would have a material effect upon our business or financial condition, nor are any such material legal proceedings anticipated.

We are not aware of any contemplated legal or regulatory proceeding by a governmental authority in which we may be involved.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since February 26, 2010, our common stock has traded on the OTC Bulletin Board under the symbol “ACAR.OB.” Prior to that date there was no public market for our common stock.

The following table sets forth the range of high and low market prices of our common stock as reported for the periods indicated.  The information is available online at http://finance.yahoo.com.

Fiscal Year Ended September 30, 2011	High	Low
First Quarter	$1.48	$0.80
Second Quarter	$1.14	$0.49
Third Quarter	$0.95	$0.36
Fourth Quarter	$0.68	$0.47

Holders

As of December 23, 2011, there were approximately 2,460 holders of record of our common stock and 38,844,160 shares of common stock outstanding. We also have granted options and warrants for the purchase of approximately 16,504,000 shares of common stock.

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

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, Plaza Level, New York, NY 11219.

Equity Compensation Plans

We currently do not have any equity compensation plans covering our employees.  Under a management agreement in fiscal year 2009 and 2011 we granted our Chief Executive Officer equity compensation in the form of restricted stock and warrants for the purchase of common stock.  We have also granted warrants for the purchase of common stock to our directors.  The following table summarizes certain information concerning equity plan awards outstanding as of September 30, 2011.

Equity Compensation Plan Information

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (#)		Weighted- average exercise price of outstanding options, warrants, and right ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (#)

Equity compensation plans approved by security holders	0		$0	0

Equity compensation plans not approved by security holders	7,322,000		$0.41	0
Totals	7,322,000	(1)	$0.41	0

(1)
Includes 320,000 shares of common stock issuable upon exercise of outstanding warrants granted to directors and 7,002,000 shares of common stock issuable upon exercise of outstanding warrants granted under a personal compensation plan to our chief executive officer.

Recent Sales of Unregistered Securities

During the past three fiscal years, we have sold shares of our common stock and other equity securities without registration of the offer and sale of such securities under the Securities Act of 1933 (the “Securities Act”) in reliance upon exemptions from registration pursuant to rules and regulations promulgated under the Securities Act as summarized below.

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

Fiscal Year 2010.  During the year ended September 30, 2010, we issued 13,270,964 shares of common stock without registration under the Securities Act as follows:

•	3,484,000 shares were issued to accredited investors in a private placement for cash with net proceeds of $2,101,700.

•	1,200,000 shares were issued to accredited investors on the conversion of shares of Series A preferred stock.

•	720,000 shares were issued to accredited investors on the conversion of Series B preferred stock.

•	2,750,000 shares were issued for current and future consulting services valued at $2,912,500.

•	70,000 shares were issued for services performed in the sales and marketing area for a value of $76,100.

•	51,000 shares were issued for services performed in the research and development areas valued at $69,870.

•	777,750 shares were issued to employees, officers, and directors for services performed for a value of $991,303.

•	77,500 shares were issued in connection with origination fees for loans to the Company for a value of 73,958.

•	44,714 shares were issued in connection with preferred stock dividends hold by investor valued at $45,161.

•	2,528,000 shares were issued upon the exercise of options for cash proceeds of $632,000.

•	1,568,000 shares were issued upon the exercise of options/warrants for accrued and current services valued at $560,000.

 In each of the transactions described above, the securities were issued without registration under the Securities Act in reliance upon exemptions from registration under Section 4(2) of the Securities Act, as well as Regulation D, promulgated under the Securities Act.  The recipients of the securities were accredited investors or employees or affiliates of the Company.

Fiscal Year 2011.  During the year ended September 30, 2011, we issued 13,092,000 shares of common stock without registration under the Securities Act as follows:

•	1,962,500 shares to accredited investors on June 7th, 2011 for cash proceeds of $456,500;

•	70,000 shares to accredited investors on August 19th, 2011 for cash proceeds of $28,000;

•
4,770,000 shares on October 27, 2010, March 7, 2011, April 7, 2011, May 18, 2011, and September 1, 2011 respectively, under warrants exercised by an officer at $0.25 per share for cash proceeds of $1,192,500;

•
12,000 shares on March 31, 2011 upon the cashless exercise of warrants at $1.25 per share for accrued director fees of $15,000, and 150,000 shares on June 22, 2011 for accrued director fees of $75,000;

•	225,000 shares on May 6, 2011 as a loan origination fee to an unrelated party with value of $93,103;

•
300,000 shares on September 30, 2011 upon the cashless exercise of warrants at $0.25 per share for accrued service fee through a third party with marketing and product branding services valued at $75,000;

•	652,500 shares issued under several service agreements with third parties in connection with marketing and product branding services valued at $580,650;

•	950,000 shares on June 22, 2011 to employees for services valued at $437,000;

•
4,000,000 shares were issued on June 22, 2011 under a new employment contract to our Chief Executive Officer for services to be rendered during the term of the agreement from October 1, 2010 through September 2014.  The value of these shares of common stock on the date of grant totaled $1,840,000.

The shares of common stock issued in the above transactions were not registered under the Securities Act in reliance upon exemptions from registration under Section 4(2) of the Securities Act, promulgated under the Securities Act.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader better understand ActiveCare, our operations and our present business environment.  This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements for the fiscal years ended September 30, 2011 and 2010 and the accompanying notes thereto contained in this report.

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

Our emphasis in fiscal year 2011 was to bring out an increased product and brand awareness creating a platform for future development of sales and business.  During the fiscal year, we received valuable feed back through sales and focus groups reaching thousands of seniors.  We launched an additional product line focused on technology for the home branded as the ActiveOne™.  We also relocated our CareCenter operations and sales force to a new facility, greatly increasing its’ capacity as well as its’ abilities to include telehealth and other monitoring services.

Recent Developments

We have financed operations exclusively through equity security sales and short-term debt.  Accordingly, if our revenues continue to be insufficient to meet our needs, we will attempt to secure additional financing through traditional bank financing or a debt or equity offering.  However, because of the development stage nature of our business and the potential of a future poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our continuing plan of operations.  There can be no assurance that we will be able to obtain such funds on satisfactory terms or at all, or raise funds through a debt or equity offering.  In addition, if we only have nominal funds with which to conduct our business activities, this will negatively impact the results of operations and our financial condition.

On October 10, 2011, the Company, entered into a written agreement (the “Agreement”) with Sapinda Deutschland GmbH (“Sapinda”), pursuant to the terms of which Sapinda has agreed to advise and assist the Company in establishing an equity line of credit (the “Equity Line”) to provide up to $10 million in equity financing to the Company.

Pursuant to the terms of the Agreement, the Company has the right to issue and sell to Sapinda or to investors introduced to the Company through Sapinda’s services (collectively, “Investors”), and Investors shall be obligated to purchase up to $10,000,000 of Common Stock of the Company (the “Commitment Amount”) subject to the terms and conditions set forth in the Agreement.  Sales under the Equity Line will be made by Company pursuant to stock purchase agreements entered into with the Investors.  Draws on the Equity Line will be entirely within the sole discretion and upon request of the Company, pursuant to written notices (“Draw Down Notices”).

The material terms of the Equity Line and the related commitment include the following:

•
The Company, may, in its sole discretion, make draw downs against the Commitment Amount (each a “Draw Down”) during the period commencing with the effective date of the Agreement (August 10, 2011) through September 30, 2014, which Draw Downs the Investors are obligated to accept, subject to the terms and conditions of the Agreement.

•
The first $5 million of financing available under the Commitment Amount was to be paid to the Company on or before November 15, 2011.  Thereafter, future Draw Downs will be as initiated by the Company under the Agreement, subject to the accomplishment of certain milestones related to the business activity of the Company.  The Company received $900,000 prior to the execution of the Agreement, which was credited against the first financing under the Equity Line.  No shares of Common Stock have been issued in connection with this initial subscription amount.  Sapainda did not provide the balance of the first $5 million on or before November 15, 2011 and has not done so as of the date hereof.

•
The delivery of a Draw Down Notice by the Company triggers a pricing period (“Pricing Period”) of 60 consecutive trading days.  The Draw Down Notice indicates the dollar amount of the Draw Down (the “Investment Amount”) the Company wishes to exercise and the minimum price per share that it will accept for the securities to be sold under the notice (the “Safety Net Price”).  The Company is not required to sell any securities under the Draw Down Notice at a price below the Safety Net Price.  Under no circumstances will the Company be required to sell any securities under the Equity Line at a price that is less than $0.50 per share.

•
Only one Draw Down is allowed in each Draw Down Pricing Period.  Subject to the Safety Net Price indicated in the Draw Down Notice and the minimum price of $0.50 per share, the number of shares of Common Stock purchased by Investors with respect to each Draw Down is to be determined by dividing the Draw Down Amount by the applicable Subscription Price (equal to 70% of the volume weighted average price reported by Bloomberg during the Pricing Period.

•	Funding under each Draw Down Notice is to occur on the first trading day following the 60-trading day Pricing Period covered by the notice.

•
The shares of Common Stock issuable pursuant to the Equity Line will be issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and or other rules and regulations promulgated thereunder.

As consideration for its assistance in establishing the Equity Line and for the other services to be provided by Sapinda under the Agreement, the Company has agreed to appoint up to two director nominees of Sapinda to the Company’s Board of Directors.  Sapinda will also be paid a fee of up to $2 million (if the full Commitment Amount is drawn under the Equity Line, or 20 percent of the amount actually drawn if less than $10 million is drawn by Company).

Additionally, On October 17, 2011, Company and David S. Boone entered into a written Employment Agreement containing compensation and other terms related to Boone’s appointment as Chief Executive Officer of the Company. The term of the Employment Agreement is two years. The term and the employment of Boone will continue for successive two-year periods unless terminated prior to the expiration of the current term by either Company or Boone.

The compensation payable to Boone under the Employment Agreement includes a base salary of $325,000 per year, a bonus, in the discretion of the Compensation Committee of the Company’s Board of Directors, which, if declared, will not exceed 60% of the base salary.  The Employment Agreement also includes the grant of an option to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.44 per share. One-third of the option vests upon grant and 55,000 shares will vest monthly during the term of the agreement until the maximum of 3,000,000 shares is vested.  The option is exercisable for a three-year period.  The executive also participates in medical and other benefit plans offered generally by the Company to its employees.

In the event of a change of control (as defined in the Employment Agreement), unvested options held by Boone will immediately vest and be exercisable.  In addition, in the event of a termination of Boone within 12 months following a change of control, Company is required to pay Boone a lump sum payment equal to 12 months of his base salary.

In the event of a termination resulting from disability or illness or without cause, or in the event of a voluntary termination of employment by Boone for good reason as defined in the Employment Agreement, Company is to pay monthly payments equal to his base compensation and benefits for a period of 12 months following termination.

The executive is prohibited from competing with Company for 24 months following any termination of his employment.

Subsequent to September 30, 2011, the Company granted to Mr. Dalton warrants to purchase 3,600,000 shares of common stock at $0.40 per share.

Subsequent to September 30, 2011, the Company’s board of directors approved the issuance of two different preferred stocks.

Series C Convertible Preferred Stock

The material rights and preferences of the Series C preferred stock is as follows:

•	Each share of Series C Preferred stock is convertible into 10 shares of common stock.

•	The Series C preferred stock is not entitled to dividends.

•	The Series C preferred stock is not entitled to vote.

•	The Series C preferred stock is entitled to a liquidation preference of $1.00 per share.

•	The Series C preferred stock can only convert when our quarterly revenue reaches $1,250,000.

Series D Convertible Preferred Stock

The material rights and preferences of the Series D preferred stock is as follows:

•	Each share of Series D Preferred stock is convertible into 10 shares of common stock.

•	The Series D preferred stock is not entitled to dividends.

•	The Series D preferred stock is entitled to vote.

•	The Series D preferred stock is entitled to a liquidation preference of $1.00 per share.

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

Share-based Compensation Expense

During the year ended September 30, 2011, we granted 4,000,000 shares of common stock and 3,000,000 shares of common stock purchase warrants to our chief executive officer at an expense of $657,859.  These and any future stock warrant grants increased our compensation expense in fiscal year 2011 and will increase our share-based compensation expense in future fiscal years compared to fiscal year 2011. See “Critical Accounting Policies” below.

Fiscal Year 2011 Compared to Fiscal Year 2010

Revenues

During the fiscal year ended September 30, 2011, we had net revenues of $771,000 compared to net revenues of $548,000 for the fiscal year ended September 30, 2010, an increase of $223,000 or 41%.  Revenues from monitoring services for the fiscal year ended September 30, 2011 totaled $334,000, compared to $74,000 for the prior fiscal year.  This increase is due to the introduction of the ActiveOne™ device and the monitoring revenues associated with it.  Revenues from stains and reagents for the fiscal year ended September 30, 2011 were $437,000, compared to $474,000 for the fiscal year 2010, resulting in an decrease of $37,000.  This decrease of $37,000 is primarily due to a decrease of diagnostic equipment sales and freight income.

Cost of Revenues

During the fiscal year ended September 30, 2011, cost of revenues totaled $1,055,000, compared to cost of revenues during the fiscal year ended September 30, 2010 of $670,000, an increase of $385,000.  The increase in cost of revenues resulted primarily from expenses related to the CareCenter for the monitoring of the ActiveOne™ product.  Monitoring costs of revenue were $686,000 and stains and reagents costs of revenues were $369,000.

Research and Development Expenses

Research and development expenses decreased to $321,000 in fiscal year 2011, from $458,000 in the year ended September 30, 2010.  The decrease in research and development expenses in 2011 was primarily due to less expense related to the development of our ActiveOne+™ devices.

Selling, General and Administrative Expenses

During the fiscal year ended September 30, 2011, selling, general and administrative expenses decreased to $6,959,000, compared to $9,327,000 in the prior fiscal year.  The most significant components of the decrease were tied directly to the following:

•	Decrease in amortization expense related to the completion of the acquisition of HG Partners, Inc. of approximately $654,000 during fiscal year 2010;

•	Decrease in noncash bonus expense of approximately $347,000, which was used for exercising outstanding stock purchase warrants during the prior fiscal year;

•
Decrease in consulting expense of approximately $813,000 compared to the prior fiscal year, all of which was due to noncash expense related to accelerated vesting of warrants to officers and Board of Directors during fiscal year 2010; and

•	Decrease in investment relations expense of approximately $766,000, all of which was non-cash expense, paid with issuance of common stock.

All of these decreases, which total $2,580,000, were offset by an increase in advertising and marketing expense of $178,000 and an increase in depreciation expense of $41,000.

Other Income and Expense

Derivative gain was $0 and $444,000 in fiscal years 2011 and 2010, respectively.  There were no convertible debt instruments that are recorded as derivative liabilities during fiscal year ended September 2011.  Interest expense was $335,000 and $1,420,000 in the fiscal year ended September 30, 2011 and 2010, respectively.  The decrease in fiscal year 2011 was due to non-cash expense related to the amortization of Series A and Series B preferred stock discount incurred during the fiscal year ended September 30, 2010.  Other income during fiscal year 2011 was $5,000 compared to other expense of $343 for the fiscal year ended September 30, 2010.  The other income was increased due to the gain on payable forgiveness of $55,000, and was offset by impairment of the investment in Vista Therapeutics of $50,000 during the fiscal year ended September 30, 2011.  Loss on disposal was $6,000 and $425 in the fiscal year ended September 30, 2011 and 2010, respectively.  The increase was due to obsolete asset disposal during the fiscal year 2011.

Net Loss

Net loss for the year ended September 30, 2011 decreased to $7,899,000 from a net loss of $11,639,000 in fiscal year 2010, due primarily to the items described above.

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

As of September 30, 2011, we had unrestricted cash of $178,000, compared to cash of $1,714,000 as of September 30, 2010.  As of September 30, 2011, we had a working capital deficit of $1,149,000, compared to working capital of $855,000 as of September 30, 2010.  The decrease of cash and working capital was due to less cash proceeds from financing activities during the fiscal year ended September 30, 2011 compared to the year ended September 30, 2010.

Operating activities used cash of $3,082,000 in fiscal year 2011, compared to $2,150,000 in fiscal year 2010.  The increased cash used in operating activities was due to increased marketing and distribution of our products and services and decreased non-cash expenses during the year ended September 30, 2011 compared to the year ended September 30, 2010.

Investing activities for the year ended September 30, 2011 used cash of $336,000, compared to $356,000 of cash used by investing activities in the year ended September 30, 2010.  The decreased use of cash in investing activities was due to the addition of leased equipment and investment purchased during the fiscal year ended September 30, 2010.

Financing activities in fiscal year 2011 provided $1,882,000 of net cash, compared to $3,389,000 of net cash provided by financing activities in the year ended September 30, 2010.  The decrease cash provided is due to less capital raised during fiscal year 2011.

As of September 30, 2011, we had an accumulated deficit of $24,936,000 compared to $17,038,000 at September 30, 2010.  Stockholders’ equity at September 30, 2011 was a deficit of $541,000, compared to stockholder’s equity of $1,485,000 at September 30, 2010.  These changes were due to continued negative cash flow from operating activities during the fiscal year ended September 30, 2011.

Fiscal Year 2010 Compared to Fiscal Year 2009

Revenues

During the fiscal year ended September 30, 2010, we had net revenues of $548,000 compared to net revenues of $452,000 for the fiscal year ended September 30, 2009, an increase of $96,000 or 21%.  Revenues from monitoring services for the fiscal year ended September 30, 2010 totaled $74,000, compared to $0 for the prior fiscal year.  This increase is due to the introduction of the ActiveOne™ device and the monitoring revenues associated with it. Revenues from stains and reagents for the fiscal year ended September 30, 2010 were $474,000, compared to $452,000 for the fiscal year 2009, resulting in an increase of $22,000.  This increase of $22,000 is primarily due to an increase in the sale of hematology stains and reagents.

Cost of Revenues

During the fiscal year ended September 30, 2010, cost of revenues totaled $670,000, compared to cost of revenues during the fiscal year ended September 30, 2009 of $396,000, an increase of $274,000.  The increase in cost of revenues resulted primarily from expenses related to the CareCenter for the monitoring of the ActiveOne™ product.  Monitoring costs of revenue were $305,000 and stains and reagents costs of revenues were $365,000.

Research and Development Expenses

Research and development expenses increased to $458,000 in fiscal year 2010, from $375,000 in the year ended September 30, 2009.  The increase in research and development expenses in 2010 was primarily related to the development of our ActiveOne+™ devices and payments required under our agreement with Vista.

Selling, General and Administrative Expenses

Fiscal year 2010 was a significant year of development for us.  Among other important accomplishments, our common stock began trading in the over-the-counter market, we launched our ActiveOne™ product and CareCenter services, and we entered into key agreements for research and development as well as marketing and distribution of our products and services.  The primary emphasis was to establish a platform for building brand awareness and introducing our product to the market, which we believe will lead to increased sales and revenues in future periods.

As a result of the emphasis on bringing our products, services, and brand to the market, selling, general and administrative expenses increased during fiscal year 2010 from the amounts expended in fiscal year 2009.  Selling, general and administrative expense in the year ended September 30, 2010, totaled $9,327,000, compared to $2,032,000 of expense in fiscal year 2009.  The most significant components of these expenses were tied directly to the efforts described above in bringing our products and services to market and included the following increases:

•	Increase in advertising and marketing expense of approximately $375,000 due to the cost of advertising and marketing of the ActiveOne+™ device;

•	Increase in amortization expense related to the completion of the acquisition of HG Partners, Inc. of approximately $654,000;

•	Increase in bonus expense of approximately $355,000, $350,000 of which was paid by the cashless exercise of outstanding stock purchase warrants;

•
Increase in consulting expense of approximately $3,901,000, all of which was non-cash, paid with issuance of common stock and warrants, and the amortization of warrant expense.  This includes the accelerated vesting of warrants to officers and board of directors;

•	Increase in board fees of approximately $20,000;

•	Increase in insurance expense of approximately $43,000;

•	Increase in investment relations expense of approximately $1,015,000, all of which was non-cash expense, paid with issuance of common stock;

•	Increase in payroll of approximately $698,000 for services paid by issuance of common stock and warrants to employees;

•	Increase in telephone expenses of $25,000 due to business expansion; and

•	Increase in travel expenses of $140,000 due to development and marketing of ActiveOne+™ device.

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

In September 2009, the FASB issued guidance that changes the existing multiple-element revenue arrangements guidance currently included under its Revenue Arrangements with Multiple Deliverables codification.  The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration.  In addition, the guidance also expands the disclosure requirements for revenue recognition.  This was effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption.  We adopted this guidance effective October 1, 2010 and recognized $25,456 of deferred revenue.

In October 2009, the FASB issued guidance on share-lending arrangements entered into on an entity’s own shares in contemplation of a convertible debt offering or other financing.  This guidance was effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those years.  We adopted this guidance on October 1, 2010.  The application of this guidance did not have a material impact on our financial statements.

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

We believe our accounting policies in  respect to concentration of credit risk, allowances for doubtful accounts receivable, inventories, impairment of assets, and revenue recognition are critical to an understanding of our financial results and condition as described below.

Concentration of Credit Risk

We have cash in bank accounts that, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.

In the normal course of business, we provide credit terms to our customers.  Accordingly, we perform ongoing credit evaluations of customers’ financial condition and require no collateral from customers.  We maintain an allowance for uncollectable accounts receivable based upon the expected collectability of all accounts receivable.

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

Inventories

Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out (“FIFO”) method. Reagent inventories consist of raw materials, work-in-process, and finished goods.  Care Services inventory consist of ActiveOne™  inventories.  Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.  Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable value could change in the near term.

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

Customers order our products by phone or website.  We do not enter into long-term contracts.

In connection with GAAP, to qualify for the recognition of revenue at the time of sale, we note the following:

•	The price to the buyer is fixed or determinable at the date of sale.

•	The buyer has paid or the buyer is obligated to pay within 30 days, and the obligation is not contingent on resale of the product.

•	The buyer’s obligation would not be changed in the event of theft or physical destruction or damage of the product.

•	The buyer acquiring the product for resale has economic substance apart from that provided by the Company.

•	We do not have significant obligations for future performance to directly bring about resale of the product by the buyer.

•	The amount of future returns can be reasonably estimated and they are negligible.

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

The majority of our revenue transactions do not have multiple elements.  On occasion, we have revenue transactions that have multiple elements (such as device sales to distributors).  In these situations, we provide the distributor with the ActiveOne™ device and a monthly monitoring service, which are both included in the contracted pricing. In these multiple element revenue arrangements, we consider whether: (i) the deliverables have value on a standalone basis to the distributors, and (ii) the distributors have a general right of return.  We have determined that these elements do have standalone value to distributors and that the performance of undelivered items is probable and substantially within our control.  Therefore, in accordance with accounting standards, we have determined that these revenue elements should be considered as separate units of accounting.  Accounting standards state that arrangement consideration shall be allocated at the inception of the arrangement to all deliverables on the basis of their relative selling price.  When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor-specific objective evidence of selling price, if it exists; otherwise, third-party evidence will be used to determine the selling price.  If neither vendor-specific objective evidence nor third-party evidence of selling price exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable.

We do not currently sell, nor do we have intentions to sell the ActiveOne™ device separately from the monthly monitoring service, therefore we are not able to determine vendor-specific objective evidence of selling price.  We are unable to determine third-party evidence of selling price, because there is not a similar product in the market.  The ActiveOne™ device is the only device in the market with fall detection technology.  We are therefore required to determine our best estimate of selling price in order to determine the relative selling price of the separate deliverables in our revenue arrangements.  In order to determine the best estimate of selling price of the ActiveOne™ device, we included the following cost components in its estimate: production costs, development costs, PTCRB certification costs, and estimated gross margin.  In order to determine the best estimate of the monthly monitoring service, we included the following components in its estimate: monthly communication cost, monitoring labor costs, PSAP database and monthly maintenance costs, and estimated gross margin. We allocate the arrangement costs based on these best estimates of selling price.  The relative selling price allocated to the sale of the ActiveOne™ device is recognized when the device is delivered to the distributor.  The relative selling price of the monitoring service is recognized monthly when the services have been provided.

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

Customers order the diagnostic stain product lines by purchase order.  We do not enter into long-term contracts.  The medical diagnostic stain sales were $437,489 for the fiscal year ended September 30, 2011.  All of these sales were made with net 30-day payment terms.

Under GAAP we recognize revenue from our diagnostic stain products at the time of sale by applying the following principles:

•	The price to the buyer is fixed or determinable at the date of sale.

•	The buyer has paid or the buyer is obligated to pay within 30 days, and the obligation is not contingent on resale of the product.

•	The buyer’s obligation would not be changed in the event of theft or physical destruction or damage of the product.

•	The buyer acquiring the product for resale has economic substance apart from that provided by the Company.

•	We do not have significant obligations for future performance to directly bring about resale of the product by the buyer.

•	The amount of future returns can be reasonably estimated and they are negligible.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.  During the audit process, we identified material weaknesses discussed below in the Report of Management on Internal Control over Financial Reporting.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

 In the course of the management's assessment, it has identified the following material weaknesses in internal control over financial reporting:

Control Environment

We did not maintain an effective control environment for internal control over financial reporting. Specifically, we concluded that we did not have appropriate controls in the following areas:

•	Ineffective controls over period end financial disclosure and reporting processes.

•	Ineffective controls over communication of material transactions between management and accounting personnel.

Financial Reporting Process

We did not maintain an effective financial reporting process to prepare financial statements in accordance with generally accepted accounting principles. Specifically, we initially failed to appropriately account for and disclose the valuation and recording of certain equity and financing arrangements.

 We are in the process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort and staffing is needed to fully remedy these deficiencies. Our management, audit committee, and directors will continue to work with our auditors and outside advisors to ensure that our controls and procedures are adequate and effective.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below are the name, age, position and a description of the business experience of each of our executive officers, directors and other key employees as of September 30, 2011.

Name	Age	Position

James J. Dalton	69	Chairman (Director) and Chief Executive Officer
James G. Carter	72	Director
William K. Martin	68	Director
Jack J. Johnson	69	Director
Robert J. Welgos	73	Director
Michael G. Acton	48	Chief Financial Officer, Secretary-Treasurer

James J. Dalton – Chief Executive Officer and Chairman

Mr. Dalton joined us as a director on October 1, 2004.  He was our Chief Executive Officer and Chairman from June 16, 2008 until October 17, 2011.  Mr. Dalton was a director and President of SecureAlert from August 2003 until June 2008.  Prior to joining SecureAlert, Mr. Dalton was the owner and President of Dalton Development, a real estate development company.  He served as the President and coordinated the development of The Pinnacle, an 86-unit condominium project located at Deer Valley Resort in Park City, Utah.  Mr. Dalton also served as the president of Club Rio Mar in Puerto Rico, a 680-acre beach front property that includes 500 condominiums, beach club, numerous restaurants, pools and a Fazio-designed golf course.  He was also a founder and owner of the Deer Valley Club, where he oversaw the development of 25 high-end condominiums with a “ski-in and ski-out” feature.  We believe that Mr. Dalton’s prior experience as a president and director of a public company, and in particular, of our former parent, SecureAlert, provides him with unique understanding of and experience with our business development and objectives.  This background qualifies him to serve on our board and provides him with insight into the specific challenges facing smaller public companies.  We believe that his experience helps him as he directs our response to meet the needs of our business, including our need to access capital markets and sources of financing.  Mr. Dalton’s real estate development and sales experience also prepared him to advise us in the development and marketing of our ActiveOne™ solutions and products and related services.

James G. Carter - Director

Mr. Carter joined our board in September 2008.  He is the founder and principal of J. Carter Wine & Spirits, Inc. (1989-2002) and is a director and former president of White Beeches Golf & Country Club since 1990.  Mr. Carter’s business experience includes Vice President of Sales & Marketing (North America and Caribbean) for Suntory International Corp. (1981-1989), National Sales Director Wines for Austin Nichols & Company, Inc. (1975-1980).  He is a former Councilman and Council President for the Township of Washington (Bergen County, New Jersey).  He retired in 2000.  Mr. Carter attended Villanova University. Mr. Carter has a very strong sales and marketing background with Suntory International Corp and Austin Nichols & Company.  We believe that Mr. Carter’s experiences in starting, owning, and operating his own business and his extensive sales experience, qualify him to serve as a member of our Board of Directors as we continue to develop our distribution networks and design our marketing and sales programs.

William K. Martin - Director

Mr. Martin joined our board in September 2008.  He is a founder/partner/broker of Commerce CRG, and has served as its managing director from 1993 through the present, as well as acting as the Associate Broker in the firm’s Park City, Utah, office since 2007.  Commerce CRG is a commercial real estate and management business, and is an independently owned and operated member of the Cushman & Wakefield Alliance, which focuses on commercial real estate and management. Mr. Martin has also been a board member of a number of national and international real estate service firms.  Mr. Martin has also been active in industry organizations and is currently a member of the Economic Development Corporation of Utah and sits on that organization’s executive board.  Mr. Martin has a Bachelor of Science degree from Utah State University in Applied Statistical and Computer Science and has earned the rank of Captain in the United States Air Force (retired).  Mr. Martin has a very strong sales and marketing background with Commerce CRG and Cushman Wakefield.  Mr. Martin’s qualifications to serve on our board include his past experience as a member of the State of Utah’s Economic Development board which give him insight into governmental affairs and government relations, and his sales experience, assisting as we begin to bring our products and services to market and establish our distribution channels.

Jack J. Johnson – Director

Mr. Johnson joined our board in October 2008.  In 1976, he founded the Jack Johnson Company, a land planning, civil engineering and architectural company specializing in residential and resort communities.  He has served as President of that company since its inception.  He also formed Land Equity Partners, a residential subdivision development company, and Resort Development Services, a company focusing on development of hotels and condominiums.  He received a degree in Civil Engineering from the University of Illinois in the late 1960s, and is a licensed civil engineer in several states.  His qualifications to serve on our board include his engineering background, which will help as we enter into research and development contracts related to our products and service solutions.  He is also well qualified as a result of his extensive business experience and sales expertise.

Robert J. Welgos – Director

Mr. Welgos joined our Board of Directors in June 2009.  He has a BS in engineering from the Newark College of Engineering (1962), and worked for 38 years with Allied Signal Corp (now Honeywell International), in various technical department management positions, including being responsible for operations of Customer Technical Service Dept., Design Engineering, Testing Laboratories, and Process Laboratories.  He also served as the Manager, North American Distributor Sales and Director of International Operations, where he established distribution networks throughout Pacific Rim and South America.  During this period, he was instrumental in the creation of joint ventures with Lucky Goldstar in Korea and Japan Synthetic Rubber in Japan.  Mr. Welgos retired from Allied Signal Corp in 2000.  Mr. Welgos is the Chairman of our board’s Audit Committee.  Among other things, Mr. Welgos’ education and extensive experience in the industries described above qualify him to advise our company in our research and development agenda and customer service solutions.  In addition, his experience in Asia is important as we source our products and manufacturing.

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

New Chief Executive Officer

On October 17, 2011, we engaged David S. Boone as our new Chief Executive Officer.  Mr. Boone assumed the post previously occupied by James J. Dalton, whose resignation took effect with the appointment of Boone.  Mr. Dalton continues to serve as the Chairman of our Board of Directors.  Mr. Boone’s appointment and the change in Mr. Dalton’s role were approved by the Board of Directors on October 4, 2011, contingent upon the execution of Mr. Boone’s employment agreement and acceptance, which occurred on October 17, 2011.

Mr. Boone, age 47, graduated from the University of Illinois, cum laude, in 1983 majoring in accounting.  He received his master’s degree in business administration from Harvard in 1989.  From 1990-1991 he worked for the Director of Channel Strategy and Finance for Kraft General Foods.  From 1991-1992 he worked as the Director of Business Development and Strategy for Sears Specialty Merchandising.  From 1992-1999 he worked for Frito-Lay in various positions, including: Area CFO Frito Lay SOCAL, Finance Director/CFO Direct Division, and Vice President of Business Development.  From 1999-2000 he was the Chief Financial Officer and Vice President for Intira Corporation.  From 2000-2001 he served as the Vice President of Corporate Development for Safeway Corporation.  From 2001-2005 he was the Sr. Vice President of Finance for Belo Corporation.  Most recently, Mr. Boone was CEO, President and Director of American CareSource Holdings from 2005 to 2011.

Compensatory Arrangement with New Principal Executive Officer

On October 17, 2011, we entered into a written Employment Agreement containing compensation and other terms related to Mr. Boone’s appointment as our Chief Executive Officer.  The term of the Employment Agreement is two years. The term and the employment of Mr. Boone will continue for successive two-year periods unless terminated prior to the expiration of the current term by either the Company or Mr. Boone.

The compensation payable to Mr. Boone under the Employment Agreement includes a base salary of $325,000 per year, a bonus, in the discretion of the Compensation Committee of the Board of Directors, which, if declared, will not exceed 60% of the base salary.  The Employment Agreement also includes the grant of an option to purchase 3,000,000 shares common stock at an exercise price of $0.44 per share.  One-third of the option vested upon grant, and 55,000 shares vest monthly during the term of the agreement until the maximum of 3,000,000 shares is vested.  The option is exercisable for a three-year period.  The executive also participates in medical and other benefit plans offered generally by the Company to our employees.

In the event of a change of control (as defined in the Employment Agreement), unvested options held by Mr. Boone will immediately vest and be exercisable.  In addition, in the event of a termination of Mr. Boone within 12 months following a change of control, we are required to pay Boone a lump sum payment equal to 12 months of his base salary.

In the event of a termination resulting from disability or illness or without cause, or in the event of a voluntary termination of employment by Mr. Boone for good reason as defined in the Employment Agreement, we are to pay monthly payments equal to his base compensation and benefits for a period of 12 months following termination.  Mr. Boone is prohibited from competing with the Company for 24 months following any termination of his employment.

Director Compensation

Each of our independent (non-employee) directors is paid a director’s fee of $30,000 per year.  In addition, in June 2009, each outside director received a common stock purchase warrant for the purchase of up to 125,000 shares of our common stock at a price of $1.25 per share, exercisable for five years from the date of grant.

The table below summarizes the compensation we paid to our outside directors for their services as directors for the fiscal year ended September 30, 2011.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
James J. Dalton (1)	--	--	--	--	--	--	--
James G. Carter	$30,000	--	--	--	--	--	$30,000
William K. Martin	$30,000	--	--	--	--	--	$30,000
Robert J. Welgos	$30,000	--	--	--	--	--	$30,000
Jack Johnson	$30,000	--	--	--	--	--	$30,000

(1)
Mr. Dalton is Chairman of the Board of Directors.  He previously served as our Chief Executive Officer, until October 2011.  Mr. Dalton received 4,000,000 restricted shares of our common stock in lieu of cash compensation and warrants to purchase 3,000,000 shares of our common stock for services provided as our Chief Executive Officer.  Mr. Dalton did not receive additional compensation for his service on the Board of Directors. His compensation for the year ended September 30, 2011 is disclosed in the Summary Compensation Table on page 28 below.

Item 11.  Executive Compensation

Chief Executive’s Management Agreement

During the fiscal year ended September 30, 2011, we entered into a four-year management contract with our Chief Executive Officer, James J. Dalton, with an effective term of October 1, 2010 through September 30, 2014.  Under that agreement, we paid Mr. Dalton for his services as follows:

•	4,000,000 restricted shares of common stock were granted to Mr. Dalton at a price of $0.46 per share, which vested immediately; and

•	Warrants for the purchase of 3,000,000 shares of common stock at a price of $0.50 per share.

The compensation payable to our new Chief Executive Officer, Mr. Boone, is described above on page 27.

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

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the year ended September 30, 2011 earned by, awarded or paid to our Named Executive Officers.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)(1)	Total ($)
(a)	(b)	(c)	(d)	(e)(3)	(f)(4)	(g)	(h)	(i)	(j)
James J. Dalton,(2)	2011	$-	$-	$1,840,000	$791,434	$-	$-	$7,325	$2,638,759
Principal Executive	2010	$50,000	$-	$540,000	$2,323,464	$-	$-	$23,933	$2,937,397
Officer	2009	$-	$-	$190,000	$571,540	$-	$-	$6,717	$768,257
Michael G. Acton,	2011	$78,895	$-	$411,426	$-	$-	$-	$29,258	$519,579
Principal Financial	2010	$60,000	$300	$326,628	$-	$-	$-	$20,744	$407,672
Officer	2009	$72,309	$-	$-	$-	$-	$-	$4,944	$77,253

(1)
Column (i) includes long-term care insurance and other personal benefits. The amounts included in that column, representing premiums paid by us for the applicable insurance policies, include the following:

	Term Life	Health	Dental	Vision
Name	Insurance	Insurance	Insurance	Insurance
James J. Dalton	$103	$6,300	$670	$252
Michael G. Acton	$4,727	$23,194	$1,085	$252

(2)	All amounts paid under the management agreement described above. All amounts except those reported in column (c) and column (i) are non-cash amounts and represent stock or option grants.
(3)

Amounts in this column represent non-cash compensation expense of stock grants based on the market value of the stock on the grant date.  The aggregate grant date fair value of stock awards to Mr. Dalton in the three-year period was $2,570,000.  During the fiscal year ended September 30, 2010, we granted Mr. Acton $222,750 of the restricted stock awards vest pursuant to certain performance conditions. As of September 30, 2011, none of the performance conditions were met.  During the fiscal year ended September 30, 2011, we recognized $66,426 of expense associated with the restricted stock grants.  During the fiscal year ended September 30, 2011, the aggregate grant date fair value of stock awards issued to Mr. Acton was $345,000.  The total stock base compensation we recognized for Mr. Acton during the three-year period is $738,054.

(4)

Amounts in this column represent non-cash compensation expense based on the fair value of options granted, calculated using the Black-Scholes option-pricing model.  During the period, the options granted to Mr. Dalton have an aggregate grant date fair value of $791,434 using the following assumptions:  exercise price of $0.50; risk-free interest rate of 0.68%; expected life of two and a half years; expected dividend of 0%; and a volatility factor of 104%.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes information regarding options and other equity awards owned by the Named Executive Officers as of September 30, 2011.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expira-tion Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($) (j)
James J. Dalton, President and Chief Executive Officer	3,000,000	0	0	$0.50	6/21/2016	0	$0	0		$0
	4,002,000	0	0	$0.25	5/11/2014	0	$0	0		$0
Michael G. Acton, Chief Financial Officer	0	0	0	$0	0	0	$0	0	$

Options Exercised and Vested

During the fiscal year ended September 30, 2010, 1,060,000 warrants vested in February 2010 and at the discretion of the Board of Directors, vesting of 4,000,000 and 8,440,000 options was accelerated in April and July 2010 respectively.  During the fiscal year ended September 30, 2011, 3,000,000 warrants were vested, and 5, 082,000 options were exercised.

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

The following table sets forth information as of December 23, 2011 by:

•	each person or group who is known by us to own beneficially more than 5% of our outstanding shares of common stock;
•	each of our Named Executive Officers;
•	each of our directors; and
•	all of the executive officers and directors as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC.  These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days.  Common stock subject to options that are currently exercisable or exercisable within 60 days of December 23, 2011, is deemed to be outstanding and beneficially owned by the person holding the options.  These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Percentage of beneficial ownership is based on 38,568,160 shares of common stock outstanding as of September 30, 2011.  Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder.  Unless otherwise indicated in the table or footnotes below, the address for each beneficial owner is c/o ActiveCare, Inc., 5095 West 2100 South, West Valley City, Utah 84120.

5% Stockholders: Title of Class	Name and address of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent of Class

Common	Harborview Master Fund LP (1) 850 Third Avenue, Suite 1801 New York, NY 10022	3,041,568	7.67%

Common	Gemini Master Fund LTD (2) 135 Liverpool Drive, Suite C Cardiff, CA 92007	2,340,820	5.93%

Common	Pacific Capital S.ar.l.(3) 28 Boulevard d’Avranches L-1160 Luxembourg	2,000,000	5.19%

Executive Officers and Directors:
Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	James J. Dalton(4)	14,756,417	30.01%
Common	David S. Boone(5)	1,111,110	2.80%
Common	James G. Carter(6)	307,932	*
Common	William K. Martin(7)	764,178	1.98%
Common	Robert J. Welgos(8)	272,593	*
Common	Jack Johnson(9)	140,000	*
Common	Michael G. Acton(10)	1,215,310	3.15%
All executive officers and directors as a group (6 persons)(11)		18,567,540	39.80%

*      Represents beneficial ownership of less than one percent (1%) of our outstanding common stock.

(1)	Includes 1,972,261 shares and 1,069,307 warrants owned of record by Harborview Master Fund LP.

(2)	Includes 1,409,857 shares and 930,963 warrants owned of record by Gemini Master Fund LTD.

(3)	Includes 2,000,000 shares owned of record by Pacific Capital S.a.r.l.

(4)	Mr. Dalton is a member of our Board of Directors and until October 17, 2011 served as our CEO. This amount includes 4,154,417 shares and 7,002,000 warrants owned of record by Mr. Dalton.

(5)	Mr. Boone became our Chief Executive Officer on October 17, 2011. This amount includes 1,111,110 warrants vested among the 3,000,000 warrants granted according to the employment agreement.

(6)	Mr. Carter is a director. Includes 230,932 shares and 77,000 warrants owned of record by Mr. Carter.

(7)
Mr. Martin is a director. Includes 93,000 shares and 77,000 warrants owned of record by Mr. Martin.  Also, includes 594,178 shares held in the name of Zenith Holding, LTD, an entity controlled by Mr. Martin.

(8)	Mr. Welgos is a director. Includes 171,593 shares and 101,000 warrants owned of record by Mr. Welgos.

(9)	Mr. Johnson is a director. Includes 75,000 shares and 65,000 warrants owned of record by Mr. Johnson.

(10)	Mr. Acton is our Chief Financial Officer and Secretary-Treasurer.

(11)	Duplicate entries eliminated.

Item 13.              Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Related Party Note Payable

During the year ended September 30, 2011, the Company owed $25,000 to one of its officers.  The note had an annual interest rate of 12% and was due on demand.  The Company repaid the loan together with $1,915 of interest during the quarter ended December 31, 2010.

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

Meetings of the Board of Directors and Committees

The Board of Directors is elected by and is accountable to our stockholders.  The Board establishes policy and provides our strategic direction, oversight, and control.  The Board met two times during fiscal year 2011.  All directors attended 100% of the meetings of the Board and the Board committees of which they are members.

Item 14.              Principal Accounting Fees and Services

Audit Fees

Audit services consist of the audit of our annual consolidated financial statements, and other services related to filings and registration statements filed by us and other pertinent matters.  Audit fees paid to Hansen Barnett & Maxwell, P.C. for fiscal years 2011 and 2010 totaled approximately $73,000 and $60,000, respectively.

Audit Related Fees, Tax Fees, Audit Related Fees, and All Other Fees

Hansen Barnett & Maxwell, P.C. has not provided to us any consulting services, including tax consulting and compliance services or any financial information systems design and implementation services in fiscal years 2011 and 2010.

The audit committee of the Board of Directors considered and authorized all services provided by and fees paid to Hansen Barnett & Maxwell, P.C.

Auditor Independence

Our audit committee considered that the work done for us in fiscal 2011 by Hansen Barnett & Maxwell, P.C. was compatible with maintaining Hansen Barnett & Maxwell, P.C.’s independence.

Report of the Audit Committee

The Audit Committee oversees the Company’s financial reporting process on behalf of the Board of Directors.  Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal controls. The directors who serve on the Audit Committee are all independent for purposes of applicable SEC Rules.  The Audit Committee operates under a written charter that has been adopted by the Board of Directors.

We have reviewed and discussed with management the Company’s audited financial statements as of and for the year ended September 30, 2011.

We have discussed with the independent registered public accountant of the Company, Hansen Barnett & Maxwell, P.C., the matters that are required to be discussed by Statement on Auditing Standards No. 114, The Auditors Communication with Those Charged with Governance, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants, which includes a review of the findings of the independent registered public accountant during its examination of the Company’s financial statements.

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

Based on our review and discussions referred to above, we have recommended to the Board of Directors that the audited financial statements of the Company be included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011, for filing with the Securities and Exchange Commission.

Respectfully submitted by the members of the Audit Committee:

Robert J. Welgos, Chair
William K. Martin

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form:

1.      Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Earnings
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules. [Included in the Consolidated Financial Statements or Notes thereto.]

3.	Exhibits. The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit No.	Title of Document

(10)(x)	Office Lease Agreement between the Company and Reef Parkway, LLC (filed previously as exhibit to report on Form 10-Q, filed February 10, 2011).*

(10)(xi)	Lease Addendum between the Company and Reef Parkway, LLC (filed previously as exhibit to report on Form 10-Q, filed February 10, 2011).*

(10)(xii)	Office Lease Agreement between the Company and Phoenix 2006 Partners, LLC (filed previously as exhibit to report on Form 10-Q, filed February 10, 2011).*

(10)(xiii)	Employment Contract with James Dalton, Chief Executive Officer dated June 22, 2011.*

(10)(xiv)	Common Stock Purchase Warrant Agreement with James Dalton dated June 22, 2011.*

(10)(xv)	Employment Agreement with David S. Boone dated October 17, 2011*

(11)	Computation of Statement of Earnings (included in financial statements filed herewith)*

(31)(i)	Certifications of Chief Executive (Principal) Executive Officer under Rule 13a-14(a)/15d-14(a)*

(31)(ii)	Certifications of Chief Financial (Principal Financial and Accounting) Officer under Rule 13a-14(a)/15d-14(a)*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.Section 1350

101.Ins	XBRL Instance
101.Sch	XBRL Schema
101.Cal	XBRL Calculation
101.Def	XBRL Definition
101.Lab	XBRL Label
101.Pre	XBRL Presentation

* Previously filed.

ActiveCare, Inc.
Financial Statements
September 30, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
ActiveCare, Inc.

We have audited the accompanying balance sheets as of September 30, 2011 and 2010 and the related statements of operations, stockholders' equity and cash flows of ActiveCare, Inc., (the Company), for the years ended September 30, 2011 and 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ActiveCare, Inc. as of September 30, 2011 and 2010 and the results of their operations and cash flows for the years ended September 30, 2011 and 2010 in conformity with U.S. generally accepted accounting principles.

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

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
December 23, 2011

ActiveCare, Inc.
Balance Sheets
September 30, 2011 and 2010

	September 30, 2011	September 30, 2010
Assets
Current assets:
Cash	$178,131	$1,713,923
Accounts receivable, net of allowance for doubtful accounts of $6,820 and $3,000, respectively	103,044	106,142
Inventories, net of inventory valuation of $4,404 and $4,326, respectively	116,010	41,516
Prepaid expenses and other assets	2,217	243,882
Total current assets	399,402	2,105,463

Property and equipment, net of accumulated depreciation of $464,276 and $427,827, respectively	232,182	88,455
Deposits	30,831	128,883
Domain name, net of amortization of $1,430 and $715 respectively	12,870	13,585
Leased equipment, net of amortization of $54,549 and $21,921, respectively	112,955	96,544
License agreement, net of amortization of $81,310 and $47,664, respectively	218,690	252,336
Investment, net of impairment of $50,000 and $0, respectively	-	50,000

Total assets	$1,006,930	$2,735,266

See accompanying notes to financial statements.

ActiveCare, Inc.
Balance Sheets
September 30, 2011 and 2010 (Cont.)

	September 30, 2011	September 30, 2010
Liabilities and Stockholders’ Equity / (Deficit)
Current liabilities:
Accounts payable	$452,034	$639,568
Accrued expenses	494,919	236,219
Deferred revenue	1,365	25,921
Related party notes payable	-	25,000
Note payable, net of discount of $93,103 and $6,164, respectively	300,000	23,836
Accrued payable on license agreement	300,000	300,000
Total current liabilities	1,548,318	1,250,544
Total liabilities	1,548,318	1,250,544

Stockholders’ equity / (deficit)
Preferred stock; $.00001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $.00001 par value, 50,000,000 shares authorized; 38,568,160 and 25,039,160 shares issued and outstanding, respectively	386	251
Additional paid in capital	24,394,501	18,522,033
Accumulated deficit	(24,936,275)	(17,037,562)
Total stockholders’ equity / (deficit)	(541,388)	1,484,722
Total liabilities and stockholders’ equity / (deficit)	$1,006,930	$2,735,266

See accompanying notes to financial statements.

ActiveCare, Inc.
Statements of Operations
For the Years Ended September 30, 2011 and 2010

	2011	2010

Revenues:
Care Services	$333,902	$74,258
Reagents	437,489	474,066
Total revenues	771,391	548,324

Cost of Revenue
Care Services	685,729	305,305
Reagents	369,392	364,804
Total cost of revenues	1,055,121	670,109
Gross margin	(283,730)	(121,785)

Operating expenses
Research and development (including $15,300 and $69,870, respectively, of paid in stock or stock options/warrants)	321,245	458,047
Selling, general and administrative (including $4,232,450 and $6,648,114, respectively, of compensation expense paid in stock or as a result of amortization of stock options/warrants)	6,958,693	9,327,156

Loss from operations	(7,563,668)	(9,906,988)

Other income (expenses):
Gain (loss) on derivative liability	-	443,735
Warrants refinancing expense	-	(754,385)
Interest expense (including $306,015 and $1,289,074, respectively, of non cash expenses)	(334,706)	(1,420,389)
Loss on disposal of equipment	(6,193)	(425)
Interest income	782	-
Impairment of Investment	(50,000)	-
Gain on accounts payable forgiveness	55,072	(343)

Net loss	$(7,898,713)	$(11,638,795)

Net loss per common share – basic and diluted	$(0.27)	$(0.81)

Weighted average shares – basic and diluted	28,974,350	14,296,000

See accompanying notes to financial statements.

ActiveCare, Inc.
Statements of Stockholders’ Equity / (Deficit)
For the Years Ended September 30, 2010 and 2011

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at September 30, 2009	11,768,196	$119	$5,330,651	$(5,398,767)	$(67,997)

Issuance of common stock for:
Cash	3,484,000	35	2,612,965	-	2,613,000
Options/warrants exercised for cash	2,528,000	25	631,975	-	632,000
Services	3,648,750	35	2,935,239	-	2,935,274
Preferred stock dividends	44,714	1	45,161	-	45,162
Connection with loans	77,500	1	60,624	-	60,625
Options/warrants exercised for services	1,568,000	16	559,984	-	560,000
Options	-	-	1,910,902	-	1,910,902
Amortization of deferred financing fees	-	-	50,500	-	50,500
Amortization of warrants issued for services	-	-	3,220,256	-	3,220,256
Conversion feature of preferred stock	1,920,000	19	1,163,776	-	1,163,795

Net loss	-	-	-	(11,638,795)	(11,638,795)

Balance at September 30, 2010	25,039,160	251	18,522,033	(17,037,562)	1,484,722

Issuance of common stock for:
Cash	2,032,500	20	812,980	-	813,000
Options/warrants exercised for cash	4,770,000	48	1,192,452	-	1,192,500
Services	6,189,500	62	1,370,988	-	1,371,050
Options/warrants exercised for services	312,000	3	89,997	-	90,000
Connection with loans	225,000	2	93,101	-	93,103
Finance fee	-	-	(161,750)	-	(161,750)
Options	-	-	39,572	-	39,572
Amortization of warrants issued for services	-	-	663,103	-	663,103
Amortization of stocks issued for services	-	-	1,772,025	-	1,772,025

Net loss	-	-	-	(7,898,713)	(7,898,713)

Balance at September 30, 2011	38,568,160	$386	$24,394,501	$(24,936,275)	$(541,388)

See accompanying notes to financial statements.

ActiveCare, Inc.
Statements of Cash Flows
For the Years Ended September 30, 2011 and 2010

	2011	2010

Cash flows from operating activities:
Net loss	$(7,898,713)	$(11,638,795)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	203,708	779,172
Stock based compensation expense	4,118,178	6,561,028
Warrants issued for services	39,572	42,294
Loss on impairment of investment	50,000	-
Amortization of debt discount as interest expense	99,265	1,243,911
Finance expense on equity issuance	206,750	-
Common stock issued for interest	-	45,163
Gain on derivative liability	-	(443,735)
Loss on disposal of property & leased equipment	6,193	4,482
Warrants refinancing expense	-	754,385
Changes in operating assets and liabilities:
Accounts receivable	3,098	(42,673)
Inventories	(74,494)	7,449
Prepaid expenses and other assets	339,717	(170,813)
Accounts payable	(187,534)	391,016
Accrued expenses	36,701	291,675
Deferred revenue	(24,556)	25,921
Net cash used in operating activities	(3,082,115)	(2,149,520)

Cash flows from investing activities:
Purchase of assets for operations	(211,159)	(41,566)
Purchase of leased equipment	(124,520)	(251,037)
Purchase of investment	-	(50,000)
Purchase of intangibles	-	(13,585)
Net cash used in investing activities	(335,679)	(356,188)

Cash flows from financing activities:
Proceeds from sale of common stock, net of commissions	444,500	2,101,700
Proceeds from related-party note payable	-	25,000
Proceeds from note payable and associated stock issuance	300,002	30,000
Issuance of Series B preferred stock	-	600,000
Payment to related-party note payable	(25,000)	-
Payment to note payable	(30,000)	-
Proceeds from exercise of warrants	1,192,500	632,000
Net cash provided by financing activities	1,882,002	3,388,700

Net decrease in cash	(1,535,792)	882,992
Cash, beginning of period	$1,713,923	$830,931

Cash, end of period	$178,131	$1,713,923

See accompanying notes to financial statements.

ActiveCare, Inc.
Statements of Cash Flows
For the Years Ended September 30, 2011 and 2010 (Cont.)

	2011	2010
Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$11,684	$64,565

Non-Cash Investing and Financing:
Conversion of derivative liability	$-	$2,831,611
Exercise of warrants for settlement of accrued board fees	$15,000	$210,000
Issuance of stock for settlement of accrued board fees	$75,000	$-

See accompanying notes to financial statements.

ActiveCare, Inc.
Notes to Financial Statements
September 30, 2011 and 2010

1.           Organization and Nature of Operations

ActiveCare, Inc. (the “Company” or “ActiveCare”) was formed March 5, 1998 as a wholly owned subsidiary of SecureAlert, Inc. [OTCBB: SCRA.OB], a Utah corporation formerly known as RemoteMDx, Inc. (“SecureAlert”).  During the twelve months ended September 30, 2008, the ownership interest of SecureAlert in ActiveCare was reduced through (a) the sale of shares of its common stock by the Company to investors in private transactions and (b) the sale and transfer of shares of its common stock by SecureAlert in private transactions.  SecureAlert completed its divestiture of ActiveCare in February 2009, through the distribution of approximately 1,421,667 shares of the Company’s common stock to the shareholders of SecureAlert.  Each shareholder of SecureAlert received one share of ActiveCare common stock for every 117 shares of SecureAlert common stock owned of record on January 30, 2009. The distribution date was February 27, 2009.  Following the distribution of its shares of the Company SecureAlert retained no ownership interest in ActiveCare.  Effective July 15, 2009, the Company changed its name to ActiveCare, Inc., and its state of incorporation to Delaware.

The Company’s revenue has historically been from two sources: (i) sales from Care Services (Care Services are the monitoring services the Company provides to customers who use the ActiveOne PAL); (ii) diagnostic equipment product sales and sales of medical diagnostic stains from reagents.

Going Concern
The Company incurred a net loss and has negative cash flows from operating activities for the years ended September 30, 2011, and 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Concentration of Credit Risk
The Company has cash in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  As of September 30, 2011, the cash balance on the Company’s bank account did not exceed the federally insured limit.

In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers.  The Company maintains an allowance for uncollectable accounts receivable based upon the expected collectability of all accounts receivable.

During the fiscal year ended September 30, 2011, revenue from one customer of Care Services represents 25% of the Company’s consolidated revenue and revenue from one customer of Reagents represents 10% of the total revenue.

During the fiscal year ended September 30, 2010, revenue from one customer of Reagents represents 26% of the Company’s consolidated revenue.

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

Inventories
Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out (“FIFO”) method. Reagent inventories consist of raw materials, work-in-process, and finished goods.  Care Services inventory consist of ActiveHome inventories.  Inventories as of September 30, 2011 and 2010 were as follows:

	2011	2010
Care Services
ActiveHome	$68,264	$-
Reagents
Raw materials	$38,433	$35,127
Work in process	$7,131	$3,086
Finished goods	$6,586	$7,629
Reserve for inventory obsolescence	$(329)	$(251)
Inventory Valuation	$(4,075)	$(4,075)
Total inventory	$116,010	$41,516

Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable value could change in the near term.

Investments
On May 21, 2010, the Company entered into a “Co-Development and Exclusive Distribution Agreement” with Vista Therapeutics, Inc. (“Vista”) for the development and co-marketing of NanoBiosensor™ -based biomarker assessment products for use with the Company’s proprietary line of continuous patient monitoring products marketed to the elderly and senior market.  In connection with the Co-Development Agreement, the Company made an investment in Vista’s Series B Preferred Stock in the amount of $50,000.  The Vista Series B Preferred Stock is convertible into Common Stock of Vista under certain conditions and grants to the holder certain rights and preferences, subject to prior rights granted to the holders of Vista’s Series A-1 Preferred Stock and Series A-2 Preferred Stock.  The Company impaired the full value of the investment during the year ended September 30, 2011.

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

In connection with generally accepted accounting principles to qualify for the recognition of revenue at the time of sale, the Company notes the following:

•	The Company’s price to the buyer is fixed or determinable at the date of sale.
•	The buyer has paid the Company, or the buyer is obligated to pay the Company within 30 days, and the obligation is not contingent on resale of the product.
•	The buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product.
•	The buyer acquiring the product for resale has economic substance apart from that provided by the Company.
•	The Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer.
•	The amount of future returns can be reasonably estimated and they are negligible.

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

Customers order the Company’s diagnostic stain product lines by purchase order.  The Company does not enter into long-term contracts.  Its diagnostic equipment sales were $3,150 for the year ended September 30, 2011 and its medical diagnostic stain sales were $434,339 the year ended September 30, 2011.  All of the Company’s sales are made with net 30-day payment terms.

In connection with generally accepted accounting principles to qualify for the recognition of revenue at the time of sale, the Company notes the following:

●	The Company’s price to the buyer is fixed or determinable at the date of sale.
●	The buyer has paid the Company, or the buyer is obligated to pay the Company within 30 days, and the obligation is not contingent on resale of the product.
●	The buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product.
●	The buyer acquiring the product for resale has economic substance apart from that provided by the Company.
●	The Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer.
●	The amount of future returns can be reasonably estimated and they are negligible.
●
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

Research and Development Costs
All expenditures for research and development are charged to expense as incurred. These expenditures in both 2011 and 2010 were for the development of a medical home monitoring device and associated services. For the years ended September 30, 2011 and 2010, research and development expenses were $321,245 and $458,047, respectively.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expenses for the years ended September 30, 2011 and 2010 were approximately $597,933 and $420,394, respectively.  Virtually all of this advertising expense relates to the Company’s Care Service segment.

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

Warrant Exercises
The Company issues common shares from warrant exercises once it has received verification of the funds deposited and has received an exercise letter from the warrant holder.

Net Loss Per Common Share
Basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.

Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the weighted-average dilutive common share equivalents then outstanding.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Common share equivalents consist of shares issuable upon the exercise of common stock warrants, and shares issuable from restricted stock grants.  As of September 30, 2011 and 2010, there were 11,309,000 and 12,604,000 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on the consolidation of variable interest entities (“VIEs”). This guidance revised previous guidance by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity.  This guidance was effective at the beginning of the first fiscal year beginning after November 15, 2009.  The Company adopted this guidance on October 1, 2010.  The application of this guidance did not have a material impact on the Company’s financial statements.

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

In October 2009, the FASB issued guidance on share-lending arrangements entered into on an entity’s own shares in contemplation of a convertible debt offering or other financing.  This guidance was effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those years.  The Company adopted this guidance on October 1, 2010.  The application of this guidance did not have a material impact on the Company’s financial statements.

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

Property and equipment consisted of the following as of September 30:

	2011	2010
Equipment	$229,229	$195,499
Software	25,111	20,032
Leasehold improvements	402,016	274,437
Furniture and fixtures	40,102	26,314
	696,458	516,282
Accumulated depreciation	(464,276)	(427,827)
Property and equipment, net of accumulated depreciation	$232,182	$88,455

Depreciation expense for the years ended September 30, 2011 and 2010 was $61,242 and $19,329, respectively.

4.           Patent License Agreement

During the year ended September 30, 2009, the Company licensed the use of certain patents from a third party.  This license agreement will aid the Company as it furthers its business plan.  The Company is required to pay $300,000 plus a 5% royalty on the net sales of all licensed products and the Company has the right to purchase the underlying patents for 4,000,000 shares of common stock. The Company has capitalized the initial cost of the patent license agreement and is amortizing the cost over the remaining estimated useful life of nine years.  The Company has recognized $33,645 of amortization expense for the years ended September 30, 2011 and 2010, respectively.  The Company has also recognized $20,408 and $0, respectively, of royalty expense as of the year ended September 30, 2011 and 2010.  The Company had not paid the $300,000 or the accrued royalty payable of $20,408 as of September 30, 2011.  Subsequent to September 30, 2011, the Company agreed to settle this obligation by issuing 600,000 shares of common stock and 480,000 shares of Series C preferred stock.

5.           Leased Equipment

Leased equipment at September 30 is as follows:

	2011	2010
Leased equipment	$167,504	$118,465
Less accumulated depreciation	(54,549)	(21,921)
Leased Equipment, net	$112,955	$96,544

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

Leased Equipment depreciation expense for the years ended September 30, 2011 and 2010 was $62,898 and $21,921 respectively.

6.           Note Payable

During the year ended September 30, 2011, the Company owed $30,000 and $300,000 to two unrelated parties.  Both of the notes have an annual interest rate of 12% and were due on December 31, 2010 and June 30, 2011, respectively.  The Company repaid the $30,000 loan together with $1,659 of interest during the quarter ended December 31, 2010.  Any unpaid balance of the $300,000 loan after the due date of June 30, 2011 has an annual interest rate of 18%.  The Company recognized $19,638 of interest expense during the year ended September 30, 2011.  In connection with the $300,000 loan, the Company also issued 225,000 shares of common stock with a total value of $93,103 as a loan origination fee.  The Company fully amortized the loan origination fee during the year ended September 30, 2011.

7.           Related-Party Note Payable

During the year ended September 30, 2011, the Company owed $25,000 to one of its officers.  The note had an annual interest rate of 12% and was due on demand.  The Company repaid the loan together with $1,915 of interest during the quarter ended December 31, 2010.

8.           Common Stock

During the year ended September 30, 2011, the Company issued the following shares of common stock:

•	2,032,500 shares for cash proceeds of $813,000, net of origination fee of $368,500;
•	4,770,000 shares for warrants exercised for cash proceeds of $1,192,500;
•	162,000 shares for accrued director fees of $90,000;
•	225,000 shares in consideration for loan origination fee with value of $93,103;
•	1,372,500 shares in consideration for services in connection with marketing and product branding service with value of $918,750;
•	17,000 shares as payment for research and development services with value of $15,300;
•	950,000 shares to company employees for services with value of $437,000;
•
4,000,000 shares under a new employment contract with an officer for services to be rendered through September 2014.  The value of these shares of common stock totaled $1,840,000.   The Company has been amortizing the associated expense over the remaining period of the employment term.  For the year ended September 30, 2011, the Company has recognized $460,000 of the related expense.

In March 2010, the Company issued 2,000,000 shares of common stock with a fair value on the date of grant of $2,020,000 in connection with a 15-month consulting services agreement.  The Company has been recognizing the associated consulting expense over a 15-month period starting March 2010 and ended May 2011.  For the year ended September 30, 2011, the Company recognized $1,077,331 of consulting expense related to the issuance of these shares.

During 2010, the Company awarded selected officers and key employees restricted stock grants totaling 679,000 shares, valued at $916,650, or $1.35 per share, in connection with their employment agreements.

During the year ended September 30, 2011, the Company reduced the non-vested stock by 42,000 shares due to the change of employment status of several individuals. As of September 30, 2011, the unrecognized stock-based compensation was $401,900 and will be recognized over the remaining estimated lives of the performance measures.  The weighted average remaining term of the grant is 2.7 years.

These grants vest under certain performance measures of the Company as follows:

Vesting		% of	Price on
Criteria	Shares	total shares	Grant Date	Value
1M Rev	61,000	10%	$1.35	$82,350
5M Rev	96,000	15%	1.35	129,600
10M Rev	96,000	15%	1.35	129,600
15M Rev	96,000	15%	1.35	129,600
20M Rev	96,000	15%	1.35	129,600
25M Rev	96,000	15%	1.35	129,600
Profitability	96,000	15%	1.35	129,600
Total	637,000	100%		$859,950

As of September 30, 2011, none of the performance measures had been met.

During the year ended September 30, 2011 and 2010, the Company recognized compensation expense regarding these grants totaling $234,694 and $200,242, respectively.  The expense is included in general and administrative expense in the accompanying financial statements.

9.          Warrants

During September 2010, the Company issued warrants for the purchase of 500,000 shares of common stock under a 12-month consulting services agreement.  The warrants vested immediately and are exercisable for the purchase of shares of the Company’s common stock at $1.00 per share through September 30, 2015.  The fair value of the warrants issued at the date of grant was $507,538, and was measured using the Black-Scholes valuation model using the following assumptions: exercise price of the warrants at $1.00; risk free interest rate of 0.64%; expected life of 2.5 years; expected dividend of zero; a volatility factor of 129%; and market price on date of grant of $1.37.  Expected volatilities are based on historical volatility of a peer company’s common stock, among other factors. The Company uses the simplified method within the valuation model due to the Company’s short trading history.  The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of grant.  The Company has been recognizing the related consulting compensation expense over a 12-month period starting September 2010.  During year ended September 31, 2011, the Company recognized $465,243 of consulting expense related to the grant of these warrants.

During June 2011, the Company entered into a new service contract with one of its officers for services to be rendered from October 2010 through September 2014.  As part of this service contract, the Company issued warrants for the purchase of 3,000,000 shares of common stock to this officer, as payment for past and future services.  These warrants vest over the service period through September 2014.  During the year ended September 31, 2011, 750,000 warrants have been vested and the remaining 2,250,000 warrants will be vested over the remaining three years of service period.  The fair value of the total warrants issued at the date of grant was $791,434, and it has been amortized over the service period through September 2014.  During the year ended September 30, 2011, the Company has recognized $197,859 of the total expense related to the warrants and the remaining expense of $593,575 will be amortized over the remaining service period.  During June 2011, the Company also issued warrants for the purchase of 150,000 shares of common stock to a consultant for marketing services previously provided.  These warrants were vested immediately.  The fair value of the warrants issued at the date of grant was $39,572.  All of these warrants vested during the year ended September 31, 2011 are exercisable at a price of $0.50 per share through June 21, 2016.  The fair value of all the warrants issued during the year ended September 30, 2011 was measured using the Black-Scholes valuation model using the following assumptions: exercise price of the warrants at $0.50; risk free interest rate of 0.68%; expected life of 2.5 years; expected dividend of zero; a volatility factor of 104%; and market price on date of grant of $0.46.  Expected volatilities are based on historical volatility of a peer company’s common stock, among other factors. The Company uses the simplified method within the valuation model due to the Company’s short trading history.  The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of grant.

During the fiscal year ended September 30, 2011, one of the Company’s executive officers transferred 5,808,000 warrants to two entities owned by the founder of the Company’s former parent company.  2,980,000 shares of the warrants were exercised at $0.25 per share during the year ended September 30, 2011.

The following table summarizes information about stock options and warrants outstanding as of September 30, 2011:

Options	Number of Options and Warrants	Weighted-Average Exercise Price
Outstanding as of September 30, 2009	14,642,856	$0.40
Granted	3,200,000	1.00
Exercised	(4,096,000)	0.29
Forfeited	(1,142,856)	1.75
Outstanding as of September 30, 2010	12,604,000	$0.47
Granted	3,150,000	0.50
Exercised	(5,082,000)	0.25
Forfeited	-	-
Outstanding as of September 30, 2011	10,672,000	$0.58
Exercisable as of September 30, 2011	8,422,000	$0.60

As of September 30, 2011, the total outstanding warrants has an aggregate intrinsic value of  $0, and the weighted average remaining term of the warrants is 3.48 year.

10.        Segment Information

The Company is organized into two business segments based primarily on the nature of the Company’s products. The Stains and Reagents segment is engaged in the business of manufacturing and marketing medical diagnostic stains, solutions and related equipment to hospitals and medical testing labs. The Care Services segment is engaged in the business of developing, distributing and marketing mobile health monitoring and concierge services to distributors and consumers.  The Care Services part of the Company’s business started during the quarter ended December 31, 2009. Prior to that time the Company did not allocate any expenses or assets between the segments.

The following table reflects certain financial information relating to each reportable segment for the year ended September 30, 2011 and 2010:

	Care Services	Stains and Reagents	Total
Year Ended September 30, 2011
Sales to external customers	$333,902	$437,489	$771,391
Segment income (loss)	$(7,717,864)	$(180,849)	$(7,898,713)
Segment assets	$716,400	$290,530	$1,006,930
Depreciation and amortization	$151,346	$7,154	$158,500

Year Ended September 30, 2010
Sales to external customers	$74,258	$474,066	$548,324
Segment income (loss)	$(11,523,273)	$(115,522)	$(11,638,795)
Segment assets	$2,549,824	$185,442	$2,735,266
Depreciation and amortization	$56,281	$19,329	$75,610

11.        Income Taxes

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

For the years ended September 30, 2011 and 2010, the Company incurred net losses of approximately $7,798,000 and $11,639,000, respectively, for income tax purposes.  The amount and ultimate realization of the benefits from the net operating losses is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization.  Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

At September 30, 2011, the Company had net carryforwards available to offset future taxable income of approximately $22,239,000 which will begin to expire in 2026.  The utilization of the net loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.  The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carryforwards.  For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place.  The Company will perform an analysis to determine whether any such limitations have occurred as the net operating losses are utilized.

Deferred income taxes are determined based on the estimated future effects of differences between the financial statement and income tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws and the tax rates expected to be in place. For fiscal year ended September 30, 2011 and 2010, the Company’s expected federal tax rate was 34%.

The deferred income tax assets (liabilities) were comprised of the following at September 30:

	2011	2010
Net operating loss carryforwards	$8,295,000	$4,981,000
Depreciation and reserves	25,000	12,000
Stock based compensation	898,000	725,000
Accrued vacation	15,000	8,000
Valuation allowance	(9,233,000)	(5,726,000)
Total	$-	$-

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company’s benefit for income taxes for the years ended September 30, 2010 and 2009 are as follows:

	2011	2010
Federal income tax benefit at statutory rate	$2,686,000	$3,957,000
State income tax benefit, net of federal income tax effect	261,000	384,000
Non-deductible expenses	5,000	3,000
Change in valuation allowance	(3,507,000)	(4,947,000)
Change in effective tax rate	555,000	603,000
Benefit for income taxes	$-	$-

During the years ended September 30, 2011 and 2010, the Company recognized no interest and penalties, and there were no changes in unrecognized tax benefits from tax positions taken or from lapsed statutes of limitations.  There were no settlements with taxing authorities.  At September 30, 2011, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate, and there are no positions that are anticipated to significantly increase or decrease by September 30, 2011.  The Company had no tax examinations begin, end, or remains in process as of and for the years ended September 30, 2011 and 2010.  Tax years subsequent to September 30, 2007 remain subject to examination.

12.          Commitments and Contingencies

The Company leases two facilities under non-cancelable operating leases that expire in February 2014 and November 2015, respectively.  The Company is also under two equipment lease contracts expiring in June 2012 and August 2013.  Future minimum rental payments under the non-cancelable operating lease as of September 30, 2011 are approximately as follows:

Lease Obligations
Year Ending September 30:

2012	$143,446
2013	141,497
2014	104,259
2015	87,171
2016	15,970
Total	$492,343

The current facility rent expense related to these non-cancelable operating leases were approximately $155,000 and $76,000 for the years ended September 30, 2011 and 2010, respectively.

13.         Subsequent Events

Sapinda Agreement

On October 10, 2011, the Company, entered into a written agreement with  a contractor to advise and assist the Company in establishing an equity line of credit (the “Equity Line”) to provide up to $10 million in equity financing to the Company.  According to the agreement, the first $5 million of financing available under the commitment amount was to be paid to the Company on or before November 15, 2011.  The Company received $900,000 prior to the execution of the Agreement, which was credited against the first financing under the Equity Line.  The contractor did not provide the balance of the first $5 million on or before November 15, 2011 and has not done so as of the date hereof.

Chief Executive Officer

On October 17, 2011, the Company entered into a written Employment Agreement containing compensation and other terms with a new Chief Executive Officer of the Company. The term of the Employment Agreement is two years. The term and the employment of the new Chief Executive Officer will continue for successive two-year periods unless terminated prior to the expiration of the current term by either the Company or the Chief Executive Officer.

The Employment Agreement also includes the grant of an option to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.44 per share. One-third of the option vests upon grant and 55,555 shares will vest monthly during the term of the agreement until the maximum of 3,000,000 shares is vested.  The option is exercisable for a three-year period.  The fair value of the 3,000,000 warrants issued at the date of grant was $822,218, and was measured using the Black-Scholes valuation model using the following assumptions: exercise price of the warrants at $0.44; risk free interest rate of 0.40%; expected life of 2.5 years; expected dividend of zero; a volatility factor of 130.61%; and market price on date of grant of $0.40.  Expected volatilities are based on historical volatility of a peer company’s common stock, among other factors. The Company uses the simplified method within the valuation model due to the Company’s short trading history.  The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of grant.

Subsequent to September 30, 2011, the Company granted to the chairman of the board warrants to purchase 3,600,000 shares of common stock at $0.40 per share.  The fair value of the 3,600,000 warrants issued at the date of grant was $1,007,564, and was measured using the Black-Scholes valuation model using the following assumptions: exercise price of the warrants at $0.40; risk free interest rate of 0.40%; expected life of 2.5 years; expected dividend of zero; a volatility factor of 130.61%; and market price on date of grant of $0.40.  Expected volatilities are based on historical volatility of a peer company’s common stock, among other factors. The Company uses the simplified method within the valuation model due to the Company’s short trading history.  The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of grant.

Preferred Stock

Subsequent to September 30, 2011, the Company authorized the issuance of Series C and Series D convertible preferred stock.  Each share of Series C and Series D convertible preferred stock is convertible into 10 shares of the Company’s common stock.

Common Stock

Subsequent to September 30, 2011, the board of directors approved the issuance of 276,000 shares of common stock to an unrelated third-party to provide the Company with regular and customary financial consulting advice.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ActiveCare, Inc.

By: /s/ James J. Dalton
James J. Dalton, Chief Executive Officer
Date: December 27, 2011	(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James J. Dalton	Director, Chairman, and	December 27, 2011
James J. Dalton	Chief Executive Officer
(Principal Executive Officer)

/s/ David S. Boone	Director
David S. Boone		December 27, 2011

/s/ James G. Carter
James G. Carter	Director	December 27, 2011

/s/ Robert J. Welgos
Robert J. Welgos	Director	December 27, 2011

/s/ William K. Martin
William K. Martin	Director	December 27, 2011

/s/ Jack J. Johnson
Jack J. Johnson	Director	December 27, 2011

/s/ Michael G. Acton	Chief Financial Officer	December 27, 2011
Michael G. Acton	(principal financial officer)
(principal accounting officer)