Form 10-Q
period 2011-12-31
ACTIVECARE, INC.
filed 2012-02-21
CIK 1429896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

or

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

(801) 974-9474
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes  ☐   No  ☒

As of February 21, 2012, the registrant had 39,768,160 shares of common stock outstanding.

ActiveCare, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	December 31, 2011	September 30, 2011
Assets
Current assets:
Cash	$63,546	$178,131
Accounts receivable, net of allowance for doubtful accounts of $7,215 and $6,820, respectively	95,318	103,044
Inventories, net of inventory valuation of $5,789 and $4,404, respectively	117,588	116,010
Prepaid expenses and other assets	887	2,217
Total current assets	277,339	399,402

Property and equipment, net of accumulated depreciation of $480,716 and $464,276, respectively	215,743	232,182
Deposits	29,870	30,831
Domain name, net of amortization of $1,609 and $1,430, respectively	12,691	12,870
Leased equipment, net of amortization of $71,696 and $54,549, respectively	102,313	112,955
Patents, net of amortization of $133,435 and $0, respectively	788,943	-
License agreement, net of amortization of $0 and $81,310, respectively	-	218,690
Total assets	$1,426,899	$1,006,930

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (cont.)

	December 31, 2011	September 30, 2011
Liabilities and Stockholders’ Equity / (Deficit)
Current liabilities:
Accounts payable	$541,156	$452,034
Accrued expenses	275,296	494,919
Deferred revenue	4,378	1,365
Note payable, net of discount of $39,592 and $93,103, respectively	600,408	300,000
Accrued payable on license agreement	-	300,000
Total current liabilities	1,421,238	1,548,318
Total liabilities	1,421,238	1,548,318

Stockholders’ equity (deficit)
Preferred stock; $.00001 par value, 10,000,000 shares authorized; 480,000 shares issued and outstanding	5	-
Common stock, $.00001 par value, 70,000,000 shares authorized; 39,768,160 and 38,568,160 shares issued and outstanding, respectively	398	386
Additional paid in capital	29,101,007	24,394,501
Accumulated deficit	(29,095,749)	(24,936,275)
Total stockholders’ equity (deficit)	5,661	(541,388)
Total liabilities and stockholders’ equity (deficit)	$1,426,899	$1,006,930

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,
	2011	2010

Revenues:
Care Services	$61,888	$55,854
Reagents	107,280	118,586
Total revenues	169,168	174,440

Cost of Revenue
Care Services	159,813	139,214
Reagents	98,676	114,817
Total cost of revenues	258,489	254,031
Gross loss	(89,321)	(79,591)

Operating expenses
Research and development	20,691	178,407
Selling, general and administrative (including $3,365,023 and $682,471, respectively, of compensation expense paid in stock or as a result of amortization of stock options/warrants)	3,958,916	1,413,062

Loss from operations	(4,068,928)	(1,671,060)

Other income (expenses):
Interest expense (including $67,538 and $6,163, respectively, of non cash expenses)	(90,626)	(10,938)
Loss on disposal of equipment	-	(3,833)
Interest income	80	173

Net loss	$(4,159,474)	$(1,685,658)

Net loss per common share – basic and diluted	$(0.10)	$(0.07)

Weighted average shares – basic and diluted	39,716,000	25,270,000

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(4,159,474)	$(1,685,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85,890	32,268
Stock based compensation expense	1,419,070	682,471
Warrants issued for services	1,945,953	-
Amortization of debt discount as interest expense	67,538	6,163
Loss on disposal of property & leased equipment	-	7,646
Changes in operating assets and liabilities:
Accounts receivable	7,726	13,366
Inventories	(1,578)	(1,698)
Prepaid expenses and other assets	2,291	178,998
Accounts payable	89,122	30,111
Accrued expenses	92,369	(11,168)
Deferred revenue	3,013	6,292
Net cash used in operating activities	(448,080)	(741,209)

Cash flows from investing activities:
Purchase of assets for operations	-	(261,745)
Purchase of leased equipment	(6,505)	(124,520)
Net cash used in investing activities	(6,505)	(386,265)

Cash flows from financing activities:
Proceeds from note payable and associated stock issuance	340,000	-
Payment on related-party note payable	-	(25,000)
Payment on note payable	-	(30,000)
Proceeds from exercise of warrants	-	62,500
Net cash provided by financing activities	340,000	7,500

Net decrease in cash	(114,585)	(1,119,974)
Cash, beginning of period	$178,131	$1,713,923

Cash, end of period	$63,546	$593,949

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) contd.

	Three Months Ended December 31,
	2011	2010
Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,999	$6,694

Non-Cash Investing and Financing
Issuance of stock for purchase of patents	$622,378	$-
Issuance of stock for settlement of liabilities	$612,000	$-

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The unaudited interim condensed consolidated financial information of ActiveCare, Inc. (the “Company” or “ActiveCare”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2011, and results of its operations for the three months ended December 31, 2011 and 2010.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.  The results of operations for the three months ended December 31, 2011 may not be indicative of the results for the fiscal year ending September 30, 2012.

Going Concern

The Company incurred a negative gross margin and has negative cash flows from operating activities for the years ended September 30, 2011 and 2010, and for the period ended December 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The majority of the Company’s revenue transactions do not have multiple elements.  On occasion, the Company has revenue transactions that have multiple elements (such as device sales to distributors).  In these situations, the Company provides the distributor with the ActiveOne™ device and a monthly monitoring service, which are both included in the contracted pricing.  In these multiple element revenue arrangements, the Company will consider whether: (i) the deliverables have value on a standalone basis to the distributors, and (ii) the distributors have a general right of return.  The Company determined that these elements do have standalone value to distributors and that the delivery of undelivered items is probable and substantially within the control of the Company.  Therefore, in accordance with accounting standards, the Company has determined that these revenue elements should be considered as separate units of accounting.  Accounting standards state that arrangement consideration is to be allocated at the inception of the arrangement to all deliverables on the basis of their relative selling price.  When applying the relative selling price method, the selling price for each deliverable is determined using vendor-specific objective evidence of selling price, if it exists; otherwise, third-party evidence of the selling price is used to determine the selling price.  If neither vendor-specific objective evidence nor third-party evidence of the selling price exists for a deliverable, then the best estimate of the selling price is used for that deliverable.

The Company does not currently sell, nor does it intend to sell the ActiveOne™ device separately from the monthly monitoring service, therefore the Company is not able to determine vendor-specific objective evidence of selling price.  The Company is also unable to determine third-party evidence of selling price, because there is not a similar product in the market.  The ActiveOne™ device is the only device in the market with fall detection technology.  The Company is therefore required to determine its best estimate of selling price in order to determine the relative selling price of the separate deliverables in its revenue arrangements.  In order to determine the best estimate of selling price of the ActiveOne™ device, the Company included the following cost components in its estimate: production costs, development costs, PTCRB certification costs, and estimated gross margin.  In order to determine the best estimate of the monthly monitoring service, the Company included the following components in its estimate: monthly communication costs, monitoring labor costs, PSAP database and monthly maintenance costs, and estimated gross margin.  The Company allocates the arrangement costs based on these best estimates of selling price.  The relative selling price allocated to the sale of the ActiveOne™ device is recognized when the device is delivered to the distributor.  The relative selling price of the monitoring service is recognized monthly when the services have been provided.

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

Customers order the Company’s diagnostic stain product lines by purchase order.  The Company does not enter into long-term contracts.  Its medical diagnostic stain sales were $107,280 the quarter ended December 31, 2011.  All of the Company’s Reagents sales are made with net 30-day payment terms.

With respect to Reagents revenues, to qualify for the recognition of revenue under GAAP at the time of sale, the Company notes the following:

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

Although not the focus of the Company’s new business model, the Company also sells diagnostic devices in certain situations.  The Company recognizes device sales revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the devices, prices are fixed or determinable and collection is reasonably assured.  Because diagnostic equipment sales are not material to the financial statements, the Company discloses the sales as one line item for “Reagents” in the statement of operation.

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

Common share equivalents consist of shares issuable upon the exercise of common stock warrants, and shares issuable upon conversion of preferred stock.  As of December 31, 2011 and 2010, there were 23,198,000 and 12,354,000 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS as their effect would be anti-dilutive.

4.	Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoptions of any such pronouncements are expected to cause a material impact on the Company’s financial condition or the results of operations.

5.             Inventory

Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out (“FIFO”) method.  Inventories consisted of raw materials, work-in-process, and finished goods.  Inventories as of December 31, 2011 and September 30, 2011, were as follows:

	December 31, 2011	September 30, 2011

Care Services (ActiveHome™) Inventory	$68,832	$68,264
Reagent Inventory
Raw materials	$44,135	$38,433
Work in process	4,010	7,131
Finished goods	6,400	6,586
Reserve for inventory obsolescence	(1,714)	(329)
Inventory Valuation	(4,075)	(4,075)
Total inventory	$117,588	$116,010

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

Property and equipment consisted of the following as of December 31, 2011 and September 30, 2011:

	December 31, 2011	September 30, 2011
Equipment	$229,229	$229,229
Software	25,112	25,111
Leasehold improvements	402,016	402,016
Furniture and fixtures	40,102	40,102
	696,459	696,458
Accumulated depreciation	(480,716)	(464,276)
Property and equipment, net of accumulated depreciation	$215,743	$232,182

Depreciation expense for the three months ended December 31, 2011, and 2010, was $16,438, and $8,974, respectively.

7.             Leased Equipment

Leased equipment at December 31, 2011 and September 30, 2011, is as follows:

	December 31, 2011	September 30, 2011
Leased equipment	$174,009	$167,504
Less accumulated depreciation	(71,696)	(54,549)
Leased equipment, net	$102,313	$112,955

The Company began leasing monitoring equipment to customers for Care Services in October 2009.  The leased equipment is depreciated on the straight-line method over the estimated useful lives of the related assets over three years regardless if the equipment is leased to a customer or remaining in stock.  Customers have the right to cancel the service agreements anytime.  The leased equipment depreciation expense is recorded under Cost of Revenue for Care Services.  Leased equipment depreciation expense for the three months ended December 31, 2011, and 2010, was $17,147 and $14,704, respectively.

8.	Patent License Agreement

During the year ended September 30, 2009, the Company licensed the use of certain patents from a third party.  This license agreement was to aid the Company as it furthers its business plan.  In accordance with the license agreement, the Company was required to pay $300,000 plus a 5% royalty on the net sales of all licensed products.  At September 30, 2009, the Company had recorded the license agreement fee as a long-term asset and had also recorded a corresponding liability as the fee was not yet paid.

During the three months ended December 31, 2011, the Company agreed to purchase the patents and settle the previous license agreement obligation by issuing 600,000 shares of common stock and 480,000 shares of Series C preferred stock.  The total value of the patents on the purchase date was $922,378, which was based on a valuation conducted by an independent value advisor.  The value of the common stock issued was based on the trading value on the date of issuance and amounted to $240,000. The implied value of the Series C preferred stock of $682,378 was  based on the value difference of the patents and the common stock issued related to the purchase of the patents and settlement of the existing liability.

On the date the Company exercised its option to purchase the patents, the gross costs associated with the license agreement have been reclassified as part of the recorded costs of the patents.

The Company is amortizing the cost over the remaining useful life of the patents, which is expiring in 2018.  The Company recognized $133,435 of amortization expense relating to the patents as of December 31, 2011.

9.	Notes Payable

As of December 31, 2011, the Company owed $300,000 to an unrelated party.  The $300,000 note had an annual interest rate of 12% and was due on June 30, 2010.  Any unpaid balance of the loan and interest expense after the due date has an annual interest rate of 18%.  In connection with the $300,000 loan, the Company also issued 225,000 shares of common stocks with a total value of $93,103 as a loan origination fee.  The Company fully amortized the loan origination fee during the quarter ended June 30, 2011.  During the three months ended December 31, 2011, the Company accrued $14,722 as interest expense related to this loan.  During the three months ended December 31, 2011, the Company has not repaid the note nor the interest accrued.

During the three months ended December 31, 2011, the Company also owed $340,000 to another unrelated party. The $340,000 loan has an annual interest rate of 20% and is due on February 3, 2012.  After 90 days, the lender has the right to convert the loan into the Company’s common stock at the lesser of 50% of fair market value at the date of conversion or $0.25 per share if the Company has not repaid the loan before the due date. The conversion feature related to these notes will result in a derivative liability.  The Company will value the derivative liability conversion feature during the subsequent period when the right to convert is in effect.  In connection with the loan, the Company issued warrants for the purchase of 341,000 shares of common stock as a loan origination fee.  These warrants vested immediately upon grant and are exercisable at a price of $0.44 per share through November 3, 2016.  The fair value of the warrants issued at the date of grant was $107,130, and was measured using the Black-Scholes valuation model with the following assumptions: exercise price of $0.44; risk-free interest rate of 0.39%; expected life of 2.5 years; expected dividend of zero; a volatility factor of 134.57%; and market price on date of grant of $0.44.  Expected volatilities are based on historical volatility of a peer company’s common stock, among other factors.  The Company uses the simplified method within the valuation model due to the Company’s short trading history.  The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of grant.  During the three months ended December 31, 2011, the Company recognized $67,538 of the loan origination fee related to the grant of these warrants.  During the three months ended December 31, 2011, the Company accrued $6,367 as interest expense related to this loan. During the three months ended December 31, 2011, the Company has not repaid the note nor the interest accrued.

10.             Preferred Stock

The Company is authorized to issue 10,000,000 shares of undesignated preferred stock, with a par value of $0.00001 per share.  Pursuant to the Company’s Certificate of Incorporation, the Company’s board of directors has the authority to amend the Company’s Certificate of Incorporation, without further shareholder approval, to designate and determine, in whole or in part, the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock and to create one or more series of preferred stock and fix the number of shares of each such series and determine the preferences, limitations and relative rights of each series of preferred stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, and liquidation preferences.

Series C Convertible Preferred Stock

On October 4, 2011, the Company issued 480,000 shares of Series C Convertible Preferred Stock (“Series C”) in connection with the patent license agreement settlement. (See note 8, above.)  The par value of the Series C is $0.00001 per share.  The fair market value of the Series C on the date of grant was $682,378.  The value of the Series C was measured based on the value difference of the patents and the common stock issued in connection with the patent license agreement settlement.  The Series C is non-voting stock and it does not pay dividends.

Each share of Series C may be converted into 10 shares of common stock.  The right of conversion is not effective until after 30 days following the first fiscal quarter for which the Company reports gross revenue of more than $1,250,000.

Series D Convertible Preferred Stock

On October 4, 2011, the Board of the Company authorized 1,000,000 shares of Series D Convertible Preferred Stock (“Series D”).  As originally designated the Series D was to be vested immediately upon issuance, and each share of Series D could be converted into 10 shares of common stock.  The original designation also provided that the Series D would be non-voting stock and would not pay a dividend.  The original designation also provided that conversions of the Series D would be limited to not more than 4.99% of common stock.  No shares of the Series D have been issued by the Company.

Subsequent to December 31, 2011, the Board of Directors adopted an amended and restated designation and declaration of rights and preferences of the Series D.  (See note 15.)

11.	Common Stock

During the three months ended December 31, 2011, the Company issued the following shares of common stock:

•	600,000 shares for settlement under the patent license agreement, with value on the date of grant of $240,000; and
•	600,000 shares for consulting service fee accrued, with value on the date of grant of $312,000.

During June 2011, the Company entered into a service contract with its former Chief Executive Officer for services to be rendered from October 2010 through September 2014.  As part of this service contract, the Company issued 4,000,000 shares of restricted common stock with a fair value on the date of grant of $1,840,000 as payment for past and future services.  The Company recognized the associated compensation expense over the service period until the Board of Directors appointed a new Chief Executive Officer in October 2011.  During the three months ended December 31, 2011, the Company has accelerated the vesting of the shares and recognized the residual compensation expense of $1,380,000 related to the issuance of these shares.

12.	Warrants

The fair value of each stock option (warrant) grant is estimated on the date of grant using the Black-Scholes option-pricing model.  The expected life of stock options (warrants) represents the period of time that the stock options (warrants) are expected to be outstanding, based on the simplified method allowed under GAAP.  Expected volatilities are based on historical volatility of a peer company’s common stock, among other factors.  The Company uses the simplified method within the valuation model due to the Company’s short trading history.  The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend yield of all the warrants the Company has granted is zero.

For the three months ended December 31, 2011 and 2010, the Company recognized non-cash expense of $2,013,491 and $126,884, respectively, related to the vesting and re-pricing of all stock options and warrants granted in current and prior years.

During the three months ended December 31, 2011, the Company granted the following stock purchase warrants:

•
Warrants for the purchase of 3,000,000 shares of common stock to the Company’s new Chief Executive Officer at an exercise price of $0.44 per share with total fair market value on the date of grant of $822,218.  These warrants vest over three years and are exercisable through October 3, 2016.  A total of 1,166,665 warrants have vested according to the agreement and the Company has recognized $319,751 as compensation expense related to the grant.

•
Warrants for the purchase of 3,600,000 shares of common stock to the Company’s Chairman of the Board of Directors at $0.40 per share with fair market value on the date of grant of $1,007,564.  The warrants vested immediately and are exercisable through October 3, 2016.

•
Warrants for the purchase of 341,000 shares of common stock to an unrelated third party in connection with a loan agreement.  The value of the warrants was $107,130 at the granted date.  These warrants are exercisable at a price of $0.44 per share through November 3, 2016.  The Company amortizes the expense through the life of the loan.  The Company has recognized $67,538 of the loan origination fee related to the warrants issuance.  See note 9 for details.

During the three months ended December 31, 2011, the Company re-priced previously issued warrants as follows:

•	Board of Directors – 332,000 warrants were re-priced with original exercise price of $1.25 to $0.50 per share, and resulting in additional compensation expense of $3,297.
•	Option Transfer – 750,000 warrants were transferred between officers and Board of Directors, the Company revalued these warrants, which resulted in additional compensation expense of $21,765.

During June 2011, the Company entered into a service contract with its former Chief Executive Officer for services to be rendered from October 2010 through September 2014.  As part of this service contract, the Company granted to purchase 3,000,000 shares of common stock with exercise price of $0.50 per share with a fair value on the date of grant of $791,434 as payment for past and future services.  The Company recognized the associated compensation expense over the service period until the Board of Directors appointed a new Chief Executive Officer in October 2011.  During the three months ended December 31, 2011, the Company has accelerated the vesting of the warrants and recognized the residual compensation expense of $593,576 related to the issuance of these warrants.

The following table summarizes information about stock options and warrants outstanding as of December 31, 2011:

Options	Number of Options and Warrants	Weighted-Average Exercise Price
Outstanding as of September 30, 2011	10,672,000	$0.58
Granted	6,941,000	$0.42
Exercised	-	-
Forfeited	-	-
Outstanding as of December 31, 2011	17,613,000	$0.50

As of December 31, 2011, the total aggregate intrinsic value of the outstanding warrants is $0, and the weighted average remaining term of the warrants is 3.83 years.

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

The following table summarizes certain financial information relating to each reportable segment for the three-month periods ended December 31, 2011 and 2010:

	Care Services	Stains and Reagents	Total
Three Months Ended December 31, 2011
Sales to external customers	$61,888	$107,280	$169,168
Segment loss	$(4,108,709)	$(50,765)	$(4,159,474)
Segment assets	$1,241,267	$185,632	$1,426,899
Depreciation and amortization	$70,817	$15,073	$85,890

Three Months Ended December 31, 2010
Sales to external customers	$55,854	$118,586	$174,440
Segment loss	$(1,641,187)	$(44,472)	$(1,685,659)
Segment assets	$1,583,442	$172,292	$1,755,734
Depreciation and amortization	$28,556	$3,666	$32,222

14.	Commitments and Contingencies

The Company leases two facilities under non-cancelable operating leases that expire in February 2014 and November 2015, respectively.  The Company is also under two equipment lease contracts expiring in June 2012 and August 2013.  Future minimum rental payments under the non-cancelable operating leases as of December 31, 2011 are approximately as follows:

Lease Obligations
Year Ending September 30:
2012	$116,376
2013	141,497
2014	104,259
2015	87,171
2016	15,970
Total	$465,273

Rent expense related to the CareCenter and office facility leases was approximately $37,175 and $21,100 including base real property taxes for the quarters ended December 31, 2011, and 2010, respectively.

15.	Subsequent Events

During the three months ended December 31, 2011, the Company was authorized to issue 1,000,000 shares of Series D preferred stock (see note 10).  No shares of Series D have been issued.  Subsequent to December 31, 2011, the Board of Directors approved the following amendments to the designation of the rights and preferences of the Series D:

•	Changed the conversion ratio from 10 shares of common stock for one share of Series D to 50 shares of common stock for each share of Series D;
•	Changed the dividend provision from no dividends to an annual dividend rate of 8%, payable quarterly beginning April 1, 2012;
•	Changed the shares from non-voting to voting, on an as-converted basis;
•	Eliminated the 4.99% of total outstanding common stock conversion limitation;
•	Restricted the right to convert the Series D to commence April 1, 2012;
•	Permit the Company to redeem the Series D shares at a redemption price equal to 120% of original purchase with 15 days notice.

Subsequent to December 31, 2011, the Company signed a letter of intent of acquiring a health monitoring company located in Texas.  The purchase price is considered to be three times of the acquired company’s annualized revenue from the first quarter of 2012.  The Company intends to close the transaction no later than February 29, 2012 with cash down payment of $350,000.  The Company will pay for the balance of purchase price in restricted shares of common stock.

Subsequent to December 31, 2011, David S. Boone resigned as Chief Executive Officer and Director of the Company to pursue other interests.  The Board of Directors has appointed James Dalton to the position of Chief Executive Officer of the Company.  Mr. Dalton previously served as the Chief Executive Officer of the Company from 2008 until October 17, 2011 and currently serves as a member and Chairman of our Board of Directors.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader better understand our operations and our present business environment.  This MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements for the fiscal years ended September 30, 2011 and 2010, and the accompanying notes thereto contained in our Annual Report on Form 10-K.  Unless otherwise indicated, the terms “ActiveCare,” the “Company,” “we,” and “our” refer to ActiveCare, Inc., a Delaware corporation.

Overview

Historically, our core business has been the manufacture, distribution and sale of medical diagnostic stains and solutions.  In February 2009, we were spun off from our former parent, SecureAlert, Inc., formerly known as RemoteMDx, Inc. (“SecureAlert”).  In connection with the spin-off, we acquired from SecureAlert the exclusive license rights to certain technology, including patent rights utilizing GPS and cellular communication and monitoring technologies for use in the healthcare and personal security markets.  In May 2009, we obtained worldwide and exclusive rights to additional patents and patent applications, including the Panic Button Phone, Emergency Phone with Single Button Activation, Emergency Phone for Automatically Summoning Multiple Emergency Response Services, and Emergency Phone with Alternate Number Calling Capability. With regard to intellectual property, we believe that the 12/614,242 patent we developed and filed in November 2009 is extremely important.  This Systems and Devices for Emergency Tracking and Health Monitoring patent serves as an “umbrella” and incorporates much of our intellectual property.  Our business plan is to develop and market products for monitoring the health of and providing assistance to mobile and homebound seniors and the chronically ill, including those who may require a personal assistant to check on them during the day to ensure their safety and well being.

Recent Developments

We have financed operations exclusively through equity security sales and short-term debt.  Accordingly, if our revenues continue to be insufficient to meet our needs, we will attempt to secure additional financing through traditional bank financing or through the sale of equity securities or debt offerings.  However, because of the development stage nature of our business and our current financial condition, our attempts may be unsuccessful in obtaining such financing or the amount of the financing obtained may be inadequate to continue to implement our plan of operations.  There can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering.  In addition, if we only have nominal funds with which to conduct our business activities, this will negatively impact the results of operations and our financial condition.

On October 10, 2011, we entered into a written agreement (the “Agreement”) with Sapinda Deutschland GmbH (“Sapinda”), pursuant to the terms of which Sapinda has agreed to advise and assist the Company in establishing an equity line of credit (the “Equity Line”) to provide up to $10 million in equity financing to the Company.  We have received $900,000 prior to the execution of the Agreement, and the balance of funding has not yet been secured.

Subsequent to December 31, 2011, the Company signed a letter of intent of acquiring a health monitoring company located in Texas.  The purchase price is considered to be three times of the acquired company’s annualized revenue from the first quarter of 2012.  The Company intends to close the transaction no later than February 29, 2012 with cash down payment of $350,000.  And the Company will pay for the balance of purchase price in restricted shares of common stock.

During the three months ended December 31, 2011, the Company re-priced previously issued warrants as follows:

•	Board of Directors – 332,000 warrants were re-priced with original exercise price of $1.25 to $0.50 per share, and resulting in additional compensation expense of $3,297.
•	Option Transfer – 750,000 warrants were transferred between officers and Board of Directors, the Company revalued these warrants, which resulted in additional compensation expense of $21,765.

During the three months ended December 31, 2011, the Company’s Board of Directors designated and approved the issuance of two different series of preferred stock, the Series C Convertible Preferred Stock (“Series C”) and the Series D Convertible Preferred Stock (“Series D”).

Series C Convertible Preferred Stock

The rights and preferences of the Series C preferred stock are as follows:

•	Each share of Series C Preferred stock is convertible into 10 shares of common stock.
•	The Series C preferred stock is not entitled to dividends.
•	The Series C preferred stock is not entitled to vote.
•	The Series C preferred stock is entitled to a liquidation preference of $1.00 per share.
•	The Series C preferred stock can only convert when our quarterly revenue reaches $1,250,000.

The Company issued 480,000 shares of Series C to the licensor under a patent license agreement to settle amounts owing under the agreement.

Series D Convertible Preferred Stock

Subsequent to December 31, 2011, the Board of Directors amended the rights and preferences of the Series D.  No shares of Series D have been issued (see Note 15 to the financial statements).  The rights and preferences of the Series D preferred stock, as amended, are as follows:

•	Each share of Series D Preferred stock is convertible into 50 shares of common stock, commencing April 1, 2012;
•	The Series D preferred stock is entitled to a dividend of 8% per annum, payable quarterly;
•	The Series D preferred stock is entitled to vote on an “as-converted” basis with the common stock;
•	The Series D preferred stock is entitled to a liquidation preference of $1.00 per share; and
•	The Company may redeem the Series D preferred stock at any time after March 31, 2012 at a price that is equal to 120% of the original issue price of the shares redeemed.

Marketing and Market

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

Medical Equipment/Device Distributors

Our sales team has established a distributor network, and we are growing this distributor network as we build relationships across the United States.  We are targeting distributors that serve the Medicare and Medicaid markets, distributors that target home medical equipment and supplies, and distributors that service healthcare providers.

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

In July 2010, we entered into a “Distribution Agreement” with Amerilife LLC (“Amerilife”) for the distribution of our services to the insurance and financial services customers of Amerilife.  Under the terms of the Distribution Agreement, Amerilife has been granted the exclusive right to distribute our services to the insurance and financial services market within the United States and Puerto Rico.  The exclusive grant is conditioned upon Amerilife obtaining minimum distribution levels in each year.

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

During the quarter ended December 31, 2011, we spent approximately $20,691 compared to $178,407 during the same period in 2010 on research and development (“R&D”).  R&D involved the ActiveOne™, a one button actuated GPS/Cellular communications device (“Companion Device”) that links to our CareCenter.  This device includes fall detection, Geo Fencing, automatic calls to the CareCenter, text messaging, hands free speakerphone and other features.  Also in development is the ActiveOne+™ (ActiveOnePlus) which will communicate through Bluetooth with the Companion Device.  The wrist device is water resistant, includes fall detection, speakerphone, vibration alerts, audible alerts, and LED’s for status monitoring.  Our goal is to develop a wristwatch-size monitoring device for senior citizens.  The watch will be universal for women and men with an adjustable strap.  The expanded CareCenter and the related products will be developed by our team.  We have identified and are working with several vendors for services that will further our objectives.

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

ActiveOne+™

ActiveOne+™ is the second-generation PAL (“Personal AssistanceLink”) handset, which includes one button connection to the CareCenter, GPS locating and fall detection technology all in one unit.  The ActiveOne+™ features enhanced fall detection to better detect when a fall occurs as well as enhanced locating technology that combines both GPS and cellular triangulation that allows our CareCenter to locate a member within several meters 24 hours per day, 7 days a week, to better respond to any emergency condition.  In addition the ActiveOne+™ has built-in receptors utilizing Bluetooth technologies to accommodate body-worn devices that can communicate vital sign data to the CareCenter.  We have obtained FCC certification for the ActiveOne+™.

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

ActiveHome™

Our comprehensive in-home wellness solution complements and integrates with our current CareCenter service and ActiveOne™ mobile health products.  The ActiveHome™ solution integrates several in-home health and wellness monitoring and convenience products and services available from various manufacturers and service providers to ensure members’ well-being, safety and convenience, including the following: (1) remote home monitoring to detect changes in members’ activity patterns that might indicate health emergency situations so our CareSpecialists can proactively avert emergencies; (2) an electronic pillbox to ensure prescription compliance; (3) remote in-home actions initiated from our CareCenter, such as locking and unlocking doors and turning off unattended stoves; (4) electronic conveniences, including automatic illumination of house lights; and (5) wireless transmission of health data including weight, blood pressure, and blood glucose so our trained CareSpecialists can act upon potentially life-threatening changes.  In addition to technological solutions, the ActiveHome™ comprehensive offering includes installation of in-home safety and convenience items including easy access bathtubs and bed and chair support rails.

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

Critical Accounting Policies

The following summary includes accounting policies that we deem to be most critical to our business.  Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that were uncertain at the time the estimate was made, and
•	Changes in the estimate or different estimates that could have been selected could have a material impact on its consolidated results of operations or financial condition

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

The majority of our revenue transactions do not have multiple elements.  On occasion, we have revenue transactions that have multiple elements (such as device sales to distributors).  In these situations, the Company provides the distributor with the ActiveOne™ device and a monthly monitoring service, which are both included in the contracted pricing.  In these multiple element revenue arrangements, we consider whether: (i) the deliverables have value on a standalone basis to the distributors, and (ii) the distributors have a general right of return.  The Company has determined that these elements do have standalone value to distributors and that the delivery of undelivered items is probable and substantially within the control of the Company.  Therefore, in accordance with accounting standards, the Company has determined that these revenue elements should be considered as separate units of accounting.  Accounting standards state that arrangement consideration shall be allocated at the inception of the arrangement to all deliverables on the basis of their relative selling price.  When applying the relative selling price method, the selling price for each deliverable shall be determined using vendor-specific objective evidence of selling price, if it exists; otherwise, third-party evidence will be used to determine the selling price.  If neither vendor-specific objective evidence nor third-party evidence of selling price exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable.

The Company does not currently sell, nor does it intend to sell the ActiveOne™ device separately from the monthly monitoring service, therefore the Company is not able to determine vendor-specific objective evidence of selling price.  The Company is also unable to determine third-party evidence of selling price, because there is not a similar product in the market.  The ActiveOne™ device is the only device in the market with fall detection technology.  The Company is therefore required to determine its best estimate of selling price in order to determine the relative selling price of the separate deliverables in its revenue arrangements.  In order to determine the best estimate of the selling price of the ActiveOne™ device, the Company included the following cost components in its estimate: production costs, development costs, PTCRB certification costs, and estimated gross margin.  In order to determine the best estimate of the monthly monitoring service, the Company included the following components in its estimate: monthly communication cost, monitoring labor costs, PSAP database and monthly maintenance costs, and estimated gross margin.  The Company allocates the arrangement costs based on these best estimates of selling price.  The relative selling price allocated to the sale of the ActiveOne™ device is recognized when the device is delivered to the distributor. The relative selling price of the monitoring service is recognized monthly when the services have been provided.

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

Customers order the diagnostic stain product lines by purchase order. The medical diagnostic stain sales were $107,280 for the quarter ended December 31, 2011.  All of these sales were made with net 30-day payment terms.

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

We have approximately 70 types of products based on the number of individual stock-keeping units (“SKUs”) in the inventory.  Most of these 70 SKUs are for medical diagnostic stain inventory.  For example, certain medical diagnostic stains are packaged in different sizes, and each packaged size (i.e. 16 oz., 32 oz., and 48 oz.) has a unique SKU in inventory.  Accounting standards state that, “an enterprise shall report revenues from external customers for each product and service or each group of similar products and services unless it is impractical to do so.”  The vast majority of our Reagents segment sales are of medical diagnostic stains, with a minimal portion of sales being diagnostic equipment.

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

Results of Operations

Three Months Ended December 31, 2011 and 2010

Net Sales

During the fiscal quarter ended December 31, 2011, we had net sales of $169,168 compared to $174,440 in the fiscal quarter ended December 31, 2010.  Our Care Services, including revenue for the ActiveOne™ services, accounted for $61,888 and $55,854 of the total revenues in the quarters ended December 31, 2011 and 2010, respectively.  The reason for the increase in Care Services sales is due to introduction of the service plans.  Stains and reagent revenue accounted for $107,280 and $118,586 in the quarters ended December 31, 2011 and 2010, respectively.  The reason for the decrease in Reagent revenue was fewer orders for these products during the quarter ended December 31, 2011.

Cost of Revenue

Cost of revenue totaled $258,489 in the fiscal quarter ended December 31, 2011, compared to $254,031 for the quarter ended December 31, 2010.  During the quarter ended December 31, 2011, of the total cost of revenues, Care Services accounted for $159,813 and stains and reagents accounted for $98,676, compared to $139,214 and $114,817, respectively, in the quarter ended December 31, 2010.  The increase of the cost of revenue for Care Services in the quarter ended December 31, 2011, was caused by an increase in expenses incurred to expand services of the CareCenter and the associated cost of ActiveOne™.  The decrease of the cost revenue for Reagents was due to the decreased sales of these products.

Research and Development Expenses

During the quarter ended December 31, 2011, we incurred research and development expenses of $20,691 compared to $178,407 in research and development expense incurred during the fiscal quarter ended December 31, 2010.  Research and development expenses in the quarter ended December 31, 2011 were lower than the prior year period when we incurred expenses related to the development of the ActiveOne+™.

Selling, General and Administrative Expenses

During the three months ended December 31, 2011, selling, general and administrative expenses totaled $3,958,916, compared to $1,413,062 during the same period one year ago.  The increase was due to higher non-cash compensation expense paid in common stock and warrants during the quarter ended December 31, 2011.  For the quarters ended December 31, 2011 and 2010, the non-cash expense associated with the issuance of common stock, warrants and the amortization of stock options was $3,365,023 and $682,471, respectively.

Other Income and Expense

Interest expense was $90,626 and $10,938 in the quarters ended December 31, 2011 and 2010, respectively.  The increase in 2011 was due to higher non-cash expense related to the issuance of short term notes during the quarter ended December 31, 2011.  The loss on disposal of equipment was $0 and $3,833 in the quarters ended December 31, 2011 and 2010, respectively.  The decrease in 2011 was due to higher obsolete equipment disposal during 2010.

Net Loss

We had a net loss for the three months ended December 31, 2011 totaling $4,159,474, compared to a net loss of $1,685,658 for the same period one year ago.  This increase in net loss was due to the items described above.

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

On October 10, 2011, we entered into a written agreement (the “Agreement”) with Sapinda Deutschland GmbH (“Sapinda”), pursuant to the terms of which Sapinda has agreed to advise and assist the Company in establishing an equity line of credit (the “Equity Line”) to provide up to $10 million in equity financing to the Company.  We have received $900,000 prior to the execution of the Agreement, and the balance of funding has not yet been secured.

At December 31, 2011, we had cash of $63,546, compared to cash of $178,131 at September 30, 2011.  At September 30, 2011, we had working capital deficit of $1,148,916, compared to a working capital deficit of $1,143,899 at December 31, 2011.  The decrease of cash was due to less cash proceeds from financing activities during the three months ended December 31, 2011, compared to the fiscal year ended September 30, 2010.

During the three months ended December 31, 2011 and 2010, operating activities used cash of $448,080 and $741,209, respectively.  The decreased cash used in operating activities was due to decreased expenses in marketing and research and development.  Investing activities for the three months ended December 31, 2011 and 2010, used cash of $6,505 and $386,265, respectively.  The decreased use of cash in investing activities was due to the addition of fixed assets and leased equipment during the period ended December 31, 2010.  Financing activities for the three months ended December 31, 2011 and 2010, provided cash of $340,000 and $7,500, respectively.  The increase was due to a short-term loan secured during the three months ended December 31, 2011.

For the three months ended December 31, 2011, we had a net loss of $4,159,474 and negative cash flows from operating activities totaling $448,080, compared to a net loss of $1,685,658 and negative cash flows from operating activities of $741,209 for the three months ended December 31, 2010.  The increase in net loss and decreased cash flow from operating activities was due primarily to the higher non-cash compensation expenses incurred during the quarter ended December 31, 2011.

As of December 31, 2011, we had an accumulated deficit of $29,095,749 compared to $24,936,275 at September 30, 2011.  Stockholders’ equity at December 31, 2011 was $5,661, compared to stockholder’s deficit of $541,388 at September 30, 2011.  These changes were due to continued negative cash flow from operating activities during the three months ended December 31, 2011.

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements are expected to cause a material impact on our financial condition or the results of operations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Information about the Company’s exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended September 30, 2011, which was filed with the Securities and Exchange Commission on December 27, 2011. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period, our disclosure controls and procedures were not effective.

During the audit process, we identified material weaknesses discussed below in the Report of Management on Internal Control over Financial Reporting.  Management has not made any correcting changes to Internal Control over Financial Reporting and the material weaknesses discussed below remain at December 31, 2011.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended December 31, 2011, the Company issued the following shares of common stock without registration under the Securities Act of 1933 (the “Securities Act”):

•	600,000 shares to the licensor under a patent license agreement in settlement of amounts owed by the Company under the agreement, valued on the date of grant at $240,000; and

•	600,000 shares for consulting service fee accrued, with value on the date of grant of $312,000.

The shares of common stock issued in the above transactions were not registered under the Securities Act in reliance upon exemptions from registration under Section 4(2) of the Securities Act and rules and regulations promulgated thereunder.

Item 3.             Defaults Upon Senior Securities

None.

Item 5.             Other Information

On February 16, 2012, David S. Boone resigned as Chief Executive Officer and Director of the Company to pursue other interests.  The Board of Directors has appointed James Dalton to the position of Chief Executive Officer of the Company.  Mr. Dalton previously served as the Chief Executive Officer of the Company from 2008 until October 17, 2011 and currently serves as a member and Chairman of our Board of Directors.

Item 6.             Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ActiveCare, Inc.

/s/ James J. Dalton
James J. Dalton Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

Date: February 21, 2012

/s/ Michael G. Acton
Michael G. Acton Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 21, 2012