Form 10-Q
period 2012-03-31
ACTIVECARE, INC.
filed 2012-05-24
CIK 1429896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012
or

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes     No  ☒

As of May 24, 2012, the registrant had 44,309,771 shares of common stock outstanding.

ActiveCare, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2012	September 30, 2011
Assets
Current assets:
Cash	$107,851	$178,131
Accounts receivable, net of allowance for doubtful accounts of $11,693 and $6,820, respectively	111,181	103,044
Inventories, net of inventory valuation of $4,555 and $4,404, respectively	119,029	116,010
Prepaid expenses and other assets	1,774	2,217
Total current assets	339,835	399,402

Property and equipment, net of accumulated depreciation of $495,910 and $464,276, respectively	201,772	232,182
Deposits	29,870	30,831
Domain name, net of amortization of $1,787 and $1,430, respectively	12,513	12,870
Leased equipment, net of amortization of $82,406 and $54,549, respectively	84,849	112,955
Patent, net of amortization of $165,152 and $0, respectively	757,226	-
License agreement, net of amortization of $0 and $81,310, respectively	-	218,690
Acquired customer contract	110,695	-
Goodwill	479,305	-
Total assets	$2,016,065	$1,006,930

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (cont.)

	March 31, 2012	September 30, 2011
Liabilities and Stockholders’ Equity / (Deficit)
Current liabilities:
Accounts payable	$576,009	$452,034
Accounts payable – related party	19,027	-
Accrued expenses	766,899	494,919
Dividends payable	26,784	-
Derivative liability	25,256	-
Deferred revenue	9,161	1,365
Note payable, net of discount of $57,061 and $0, respectively	1,662,939	300,000
Accrued payable on license agreement	-	300,000
Total current liabilities	3,086,075	1,548,318
Total liabilities	3,086,075	1,548,318

Stockholders’ equity (deficit)
Preferred stock; $.00001 par value, 10,000,000 shares authorized; 480,000 and 0 shares issued and outstanding, respectively	5	-
Common stock, $.00001 par value, 70,000,000 shares authorized; 42,809,771 and 38,568,160 shares issued and outstanding, respectively	428	386
Additional paid in capital	29,860,072	24,394,501
Accumulated deficit	(30,930,515)	(24,936,275)
Total stockholders’ equity (deficit)	(1,070,010)	(541,388)
Total liabilities and stockholders’ equity (deficit)	$2,016,065	$1,006,930

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2012	2011	2012	2011

Revenues:
CareServices	$62,740	$66,673	$124,627	$122,527
Reagents	114,457	102,588	221,738	221,174
Chronic Illness Monitoring	3,118	-	3,118	-
Total revenues	180,315	169,261	349,483	343,701

Cost of Revenue
CareServices	170,892	155,760	330,705	294,974
Reagents	98,132	81,509	196,807	196,326
Chronic Illness Monitoring	1,280	-	1,280	-
Total cost of revenues	270,304	237,269	528,792	491,300
Gross deficit	(89,989)	(68,008)	(179,309)	(147,599)

Operating expenses
Research and development	28,210	49,604	48,901	228,011
Selling, general and administrative (including $759,087, $929,129, $4,124,110, $1,611,600, respectively, of compensation expense paid in stock or as a result of amortization of stock options/warrants)	1,519,257	1,497,950	5,478,174	2,911,013

Loss from operations	(1,637,456)	(1,615,562)	(5,706,384)	(3,286,623)

Other income (expenses):
Loss on derivative liability	(25,256)	-	(25,256)	-
Loss on disposal of equipment	-	(402)	-	(4,235)
Interest income	2	184	81	357
Interest expense (including $97,531 and $0, $165,069, and $0 respectively, of non cash expenses)	(145,272)	(558)	(235,897)	(11,497)
Other expense	-	(50,000)	-	(50,000)

Net loss	$(1,807,982)	$(1,666,338)	$(5,967,455)	$(3,351,998)
Dividends on preferred stock	$(26,784)	$-	$(26,784)	$-
Net loss attributable to common shareholders	$(1,834,766)	$(1,666,338)	$(5,994,239)	$(3,351,998)

Net loss per common share – basic and diluted	$(0.05)	$(0.06)	$(0.15)	$(0.13)

Weighted average shares – basic and diluted	40,564,000	25,656,000	40,138,000	25,433,000

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(5,967,455)	$(3,351,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	150,445	81,839
Derivative valuation loss	25,256	-
Stock based compensation expense	4,124,110	1,611,600
Loss on impairment of investment	-	50,000
Amortization of debt discount recorded as interest expense	165,069	6,164
Loss on disposal of property & leased equipment	-	4,235
Changes in operating assets and liabilities:
Accounts receivable	(8,138)	(7,761)
Inventories	(3,019)	(9,729)
Prepaid expenses and other assets	1,404	241,949
Accounts payable	143,002	(54,225)
Accrued expenses	193,978	(9,713)
Deferred revenue	7,796	20,514
Net cash used in operating activities	(1,167,552)	(1,417,125)

Cash flows from investing activities:
Purchase of assets for operations	(1,223)	(202,592)
Purchase of leased equipment	(6,505)	(124,520)
Acquisition of 4G Biometrics, LLC	(200,000)	-
Net cash used in investing activities	(207,728)	(327,112)

Cash flows from financing activities:
Payment to related-party note payable	-	(25,000)
Proceeds from unrelated-party note payable (net of loan origination fees)	1,390,000	-
Payment on note payable	(85,000)	(30,000)
Proceeds from exercise of warrants	-	212,500
Net cash provided by financing activities	1,305,000	157,500

Net decrease in cash	(70,280)	(1,586,737)
Cash, beginning of period	178,131	1,713,923

Cash, end of period	$107,851	$127,186

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) contd.

	Six Months Ended
	March 31,
	2012	2011
Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$3,161	$6,694

Non-Cash Investing and Financing:
Exercise of warrants from accrued board fees	$-	$15,000
Issuance of stock for purchase of patents	$622,378	$-
Issuance of stock for settlement of liabilities	$612,000	$-

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.             Basis of Presentation

The unaudited interim condensed consolidated financial information of ActiveCare, Inc. (the “Company” or “ActiveCare”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2012, and results of its operations for the three months and six months ended March 31, 2012 and 2011.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.  The results of operations for the three months and six months ended March 31, 2012 may not be indicative of the results for the fiscal year ending September 30, 2012.

Going Concern

The Company incurred a negative gross margin and has negative cash flows from operating activities for the years ended September 30, 2011 and 2010, and for the period ended March 31, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order for the Company to remove substantial doubt about its ability to continue as a going concern, the Company must generate positive cash flows from operations and obtain the necessary funding to meet its projected capital investment requirements.  Management’s plans with respect to this uncertainty include raising additional capital from the sale of the Company’s common stock and increasing the sales of the Company services and products.  There can be no assurance that revenues will increase rapidly enough to offset operating losses and repay debts.  If the Company is unable to increase revenues or obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

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

Fair Value of Financial Statements

The carrying amounts reported in the condensed consolidated balance sheets for accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for notes payable approximate fair value because the underlying instruments are at interest rates which approximate current market rates.

For assets and liabilities measured at fair value, accounting principles generally accepted in the United States define fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels on inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•
Level 2 — Observable inputs other than quoted prices included in Level I. Assets and liabilities included in this level are valued using dealer and broker quotations, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

•
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

2.             Net Loss per Common Share

Net loss per common share is computed by dividing net loss attributable to common shareholders by the sum of the weighted average number of common shares outstanding and the weighted-average dilutive common share equivalents then outstanding.  The computation of loss per share does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Common share equivalents consist of shares issuable upon the exercise of common stock warrants.  As of March 31, 2012 and 2011, there were 19,302,871 and 12,379,000 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive.

3.             Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoptions of any such pronouncements are expected to cause a material impact on the Company’s financial condition or the results of operations.

4.             Acquisitions, Goodwill and Other Intangible Assets

On March 8, 2012, the Company acquired 4G Biometrics, LLC, a Texas limited liability company (“4G”).  Pursuant to the acquisition agreement, the Company acquired 100 percent of the member interests of 4G.  4G will be operated as a wholly owned subsidiary of the Company.  The purchase price for the member interests of 4G was comprised as follows: (a) $350,000 in cash to 4G’s members (“sellers”); (b) assumption of $50,000 of 4G’s accounts payable, and (c) the issuance to the sellers of 1,000,000 shares of common stock of the Company.  The common stock was valued at $190,000 at acquisition.  As of March 31, 2012, the Company has paid $200,000 of the cash due to 4G, and has accrued the remaining $150,000.  As of March 31, 2012, the value of the common stock was accrued as the shares have not been issued.  The Company will also issue additional shares of its common stock in November 2012 to the sellers based on the sales attributable to 4G for the six month period ending September 30, 2012 multiplied by 6.6 equals the dollar amount of shares to be issued, with the following adjustments:
•	Reduced by 50% of the expenses of the acquisition attributable to the sellers;
•	Divided by Weighted Average Price (“VWAP”) per share determined over the 60 trading days ending September 30, 2012.
Under the acquisition agreement, 4G revenues for the six months ending September 30, 2012 must be maintained for the subsequent 12 months (through September 30, 2013).  If that level of revenue is not achieved during the 12 months ending September 30, 2013, then the Company will cancel and the sellers will return shares issued in the acquisition based on a valuation recalculated using the 18-month revenues of 4G averaged to a 12-month time period.

Three of the 4G key managers will continue to manage the operations of 4G under written employment agreements. In addition, on October 1, 2012, one of the key managers will be appointed to serve as a member of the Company’s board of directors if 4G has sales of at least $1,000,000 for the six months ending September 30, 2012.

During the quarter ended March 31, 2012, the Company paid $200,000 (of the $350,000 cash portion of the purchase price) to sellers.  During this same time period, the Company has accrued the $150,000 balance of the cash purchase price as well as the $50,000 of accounts payable assumed from 4G and the value of the 1,000,000 shares of common stock which is payable to the sellers.

Under the purchase method of accounting, the total purchase price will be allocated to 4G’s intangible assets based on their estimated fair values as of the closing date of the acquisition.  The excess of the purchase price over intangible assets will be recorded as goodwill.

As of March 31, 2012, the purchase price for 4G reflects a total consideration transferred of $590,000, which has been preliminarily allocated as $479,305 of goodwill and $110,695 of acquired customer contract.

The fair value of the assets acquired and the liabilities assumed were measured based on significant inputs that are not observable in the market and are considered Level 3 fair value inputs. The fair value of the assets acquired, liabilities assumed and goodwill was as follows:

Assets acquired - Acquired customer contract	$110,695
Liabilities assumed	(50,000)
Fair value of net assets acquired	60,695

Fair value of consideration given	540,000

Goodwill	$479,305

The following table presents the unaudited pro forma consolidated results of operations for the three and six months ended March 31, 2012 and March 31, 2011, as though the acquisition of 4G Biometrics, LLC had been completed as of the beginning of each period presented. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the combined results of operations to be expected in any future period or the results of operations that actually would have been realized had the entities been combined during the periods ended March 31, 2012 and March 31, 2011:

ActiveCare, Inc. and Subsidiaries
Unaudited Pro Forma Condensed Consolidated Statement of Operations
(unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenue	$191,564	$197,371	$374,460	$373,115
Net loss	$(2,029,134)	$(1,768,462)	$(6,344,143)	$(3,571,345)
Net loss per common share – basic and diluted	$(0.05)	$(0.07)	$(0.15)	$(0.14)

5.             Inventory

Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out (“FIFO”) method. Inventories consisted of raw materials, work-in-process, and finished goods.  Inventories as of March 31, 2012 and September 30, 2011, were as follows:
	March 31, 2012	September 30, 2011
CareServices (ActiveHome™) Inventory	$65,058	$68,264
Reagent Inventory
Raw materials	45,834	38,433
Work in process	5,687	7,131
Finished goods	7,005	6,586
Reserve for inventory obsolescence	(480)	(329)
Inventory valuation	(4,075)	(4,075)
Total inventory	$119,029	$116,010

When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable values.  Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable value could change in the near term.

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

Property and equipment consisted of the following as of March 31, 2012 and September 30, 2011:

	March 31, 2012	September 30, 2011
Equipment	$230,454	$229,229
Software	25,111	25,111
Leasehold improvements	402,016	402,016
Furniture and fixtures	40,102	40,102
	697,683	696,458
Accumulated depreciation	(495,911)	(464,276)
Property and equipment, net of accumulated depreciation	$201,772	$232,182

Depreciation expense for the six months ended March 31, 2012, and 2011, was $31,633, and $25,318 respectively.

7.             Leased Equipment

Leased equipment at March 31, 2012 and September 30, 2011, is as follows:

	March 31, 2012	September 30, 2011
Leased equipment	$167,255	$167,504
Less accumulated depreciation	(82,406)	(54,549)
Leased Equipment, net	$84,849	$112,955

The Company began leasing monitoring equipment to customers for CareServices in October 2009.  The leased equipment is depreciated on the straight-line method over the estimated useful lives of the related assets over three years regardless whether the equipment is leased to a customer or remaining in stock.  Customers have the right to cancel the service agreements at anytime.  The leased equipment depreciation expense is recorded under Cost of Revenue for CareServices.  Leased equipment depreciation expense for the six months ended March 31, 2012 and 2011, was $27,857 and $39,698, respectively.

8.            Patent License Agreement

During the year ended September 30, 2009, the Company licensed the use of certain patents from a third party. This license agreement was to aid the Company as it furthers its business plan. Under the license agreement, the Company was required to pay $300,000 plus a 5% royalty on the net sales of all licensed products. At September 30, 2009, the Company had recorded the license agreement fee as a long-term asset and had also recorded a corresponding liability as the fee was not yet paid.

During the six months ended March 31, 2012, the Company agreed to purchase the patents and settle amounts owed under the license agreement by issuing 600,000 shares of common stock and 480,000 shares of Series C Preferred Stock.  The total value of the patents on the purchase date was $922,378, based on a valuation conducted by an independent valuation expert.  The value of the common stock issued was $240,000, based on the market price of the common stock on the date of issuance. The implied value of the Series C Preferred Stock was $682,378, was based on the difference between the value of the patents and the common stock issued in settlement of the existing liability.

The Company is amortizing the cost over the remaining useful life of the patents, which expire in 2018. The Company recognized $165,152 of amortization expense relating to the patents as of March 31, 2012.

The Company’s future patent amortization as of March 31, 2012, is approximately as follows:

Year Ending September 30:
2012	$63,435
2013	126,870
2014	126,870
2015	126,870
2016	126,870

$570,915

9.             Notes Payable

As of March 31, 2012, the Company owed the following notes payable:
(1)
During the quarter ended June 30, 2011, the Company borrowed $300,000 from an unrelated party.  The $300,000 note had an annual interest rate of 12% and was due on June 30, 2011.  Any unpaid balance of the loan and interest expense after the due date has an annual interest rate of 18%.  In connection with the $300,000 loan, the Company also issued 225,000 shares of common stock with a total value of $93,103 as a loan origination fee recorded as a discount on the loan.  The Company fully amortized the loan origination fee during the quarter ended June 30, 2011.

During three months ended March 31, 2012, the due date of the loan was extended to April 30, 2012 with an additional $30,000 of loan origination fee added to the principal of the loan, which was recorded as a discount on the loan. During the three months ended March 31, 2012, the Company has amortized $13,000 of the loan origination fee and accrued $28,684 interest expense related to this loan.  The loan principal of $330,000 and accrued interest of $48,323 are currently past due and have not been paid by the Company.

(2)
During the six months ended March 31, 2012, the Company borrowed $340,000 from an unrelated party. The $340,000 loan has an annual interest rate of 20% and was due on February 3, 2012.  After February 2, 2012, the lender has the right to convert the loan into the Company’s common stock at the lesser of 50% of fair market value on the date of conversion or $0.25 per share, whichever is less. The conversion feature related to this note results in a derivative liability.  During the three months ended March 31, 2012, the Company accrued $25,256 of derivative liability in connection with this loan.  Also in connection with this loan, the Company granted warrants to purchase of 341,000 shares of common stock as a loan origination fee recorded as a discount on the loan.  These warrants vested immediately and are exercisable at $0.44 per share through November 3, 2016.  The fair value of the warrants at the date of grant was $107,130, and was measured using the Black-Scholes valuation model with the following assumptions: exercise price of $0.44; risk-free interest rate of 0.39%; expected life of 2.5 years; expected dividend of zero; a volatility factor of 134.57%; and market price on date of grant of $0.44.  Expected volatilities are based on historical volatility of a peer company’s common stock, among other factors.  The Company uses the simplified method within the valuation model due to the Company’s short trading history.  The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of grant.  During the six months ended March 31, 2012, the Company amortized $107,130 of the loan origination fee related to the grant of these warrants.  During the six months ended March 31, 2012, the Company accrued $18,512 interest expense related to this loan and repaid $85,000 of the note.  The lender transferred $50,000 of the note to another party (see (3) below).  As of March 31, 2012, the loan principal of $205,000 and accrued interest of $18,512 is currently past due and have not been paid by the Company.

Subsequent to March 31, 2012, the lender converted $60,000 of the loan to 1,500,000 shares of common stock.

Additionally, subsequent to March 31, 2012, the remaining $145,000 of the convertible loan, together with interest plus $50,000 of accrued services and additional borrowings of $170,000 (including a $17,000 loan origination fee) were rolled into a new convertible loan.  The total amount of the new loan agreement is $404,860with an annual interest rate of 15%.  $187,000 of the loan is due on May 31, 2012, and the remaining balance of the loan is due on June 30, 2012.  The loan can be converted into common stock at 50% of fair market value or $0.04 per share, whichever is less.

(3)
During the quarter ended March 31, 2012, the Company borrowed $550,000 from an unrelated party.  $50,000 of the note was transferred from another note (see (2) above).  The $550,000 note is unsecured and is due on April 30, 2012.  The note includes a 10% loan origination fee of $55,000 that was added to the principal of the loan and recorded as a discount, and a 15% annual interest rate.  During the six months ended March 31, 2012, the Company amortized $27,500 of the loan origination fee.   As of March 31, 2012, the principal balance of the note is $605,000 and accrued interest is $7,708.  This note remains unpaid and is currently past due.

(4)
During the quarter ended March 31, 2012, the Company borrowed $300,000 from an unrelated party.  The $300,000 note is unsecured and was due on April 30, 2012.  The note includes a 10% loan origination fee of $30,000, which was added to the principal of the loan and recorded as a discount on the loan.  The loan also has a 15% annual interest rate.  During the six months ended March 31, 2012, the Company amortized $17,105 of the loan origination fee.  As of March 31, 2012, the principal balance of the note is $330,000 and accrued interest is $5,709.

Subsequent to March 31, 2012, this loan has been extended to a new due date of June 30, 2012 with payment of an additional loan origination fee of $11,000.  Additionally, subsequent to March 31, 2012, the loan of $330,000 and additional $11,000 of loan origination fee plus interest and additional borrowings of $100,000 (including a $10,000 loan origination fee) were rolled into a new convertible loan.  The total amount of the new loan agreement is $460,062 with annual interest rate of 15%.  $115,000 of the loan is due on May 31, 2012, and the remaining balance of the loan is due on June 30, 2012.  The loan can be converted into common stock at 50% of fair market value or $0.04 per share, whichever is less.

(5)
During the quarter ended March 31, 2012, the Company borrowed $250,000 from an unrelated party.  The $250,000 note is unsecured, has a 12% annual interest rate, and is due June 30, 2012.  As of March 31, 2012, the principal balance of the note is $250,000 and accrued interest is $7,068.

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

Series C Convertible Preferred Stock

On October 4, 2011, the Company issued 480,000 shares of Series C Convertible Preferred Stock (“Series C”) in connection with the patent license agreement settlement (see note 8, above.)  The par value of the Series C is $0.00001 per share.  The fair market value of the Series C on the date of grant was $682,378.  The value of the Series C was measured based on the value difference of the patents and the common stock issued in connection with the patent license agreement settlement.  The Series C is non-voting stock.   Each share of Series C may be converted into 10 shares of common stock, and that conversion of the Series C would be limited to not more than 4.99% of common stock.

During the three months ended March 31, 2012, the Company amended the rights and preferences of the Series C convertible preferred stock to include the following:

•
Dividends to be paid at the rate of 8% per annum in either cash or common stock at the Company’s discretion.  If paid in common stock, the price of the common stock will be the average closing price of the last 10 trading days of each quarter; and

•	Series C Preferred Stock is convertible into common stock at any time after June 30, 2012.

During the three months ended March 31, 2012, the Company accrued, but did not pay $26,784 of dividends associated with the Series C convertible preferred stock.

Series D Convertible Preferred Stock

On October 4, 2011, the Board of Directors of the Company designated 1,000,000 shares of preferred stock as “Series D Convertible Preferred Stock” (“Series D”).  As originally designated the Series D was to be vested immediately upon issuance, and each share of Series D could be converted into 10 shares of common stock.  The original designation also provided that the Series D would be non-voting stock and would not pay a dividend and the conversion of the Series D would be limited to not more than 4.99% of common stock.

During the three months ended March 31, 2012, the Board of Directors approved the following amendments to the designation of the rights and preferences of the Series D:

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

No shares of the Series D have been issued by the Company as of March 31, 2012.

Liquidation Preference

Upon any liquidation, dissolution or winding up of the Company, before any distribution or payment shall be made to the holders of the Common Stock, the holders of the Company’s Series C and Series D Preferred Stock shall be entitled to be paid out of the assets an amount equal to $1.00 per share plus all accrued but unpaid dividends.  If the assets of the Company shall be insufficient to make payment in full to all holders of Preferred Stock, then the assets shall be distributed among the holders of Preferred Stock at the time outstanding, ratably in proportion of the full amounts to which they would otherwise be respectively entitled.

11.           Common Stock

During the six months ended March 31, 2012, the Company issued the following shares of common stock:

•	600,000 shares for settlement under the patent license agreement, with value on the date of grant of $240,000;
•	1,641,611 shares for consulting services, with value on the date of grant of $508,406; and
•
2,000,000 shares for settlement agreement.  During the fiscal year ended September 30, 2010, the Company granted Class D warrants for the purchase of 1,584,159 shares of common stock and Class E warrants for the purchase of 415,841 shares of common stock.  During the three months ended March 31, 2012, the Company entered into a settlement agreement with the holders of these warrants to resolve claims of the holders regarding their conversion of shares of preferred stock.  Under the settlement agreement, the holders exchanged the Class D and Class E warrants for 2,000,000 shares of common stock and the warrants were cancelled.  The Company recognized $500,000 of expense due to the conversion during the quarter ended March 31, 2012.

During June 2011, the Company entered into a service contract with its Chief Executive Officer for services to be rendered from October 2010 through September 2014.  As part of this service contract, the Company issued 4,000,000 shares of restricted common stock with a fair value on the date of grant of $1,840,000 as payment for past and future services.  During the six months ended March 31, 2012, the Company accelerated the vesting of the shares and recognized the residual compensation expense of $1,380,000 related to the issuance of these shares.

During 2010, the Company awarded certain employees restricted stock grants totaling 679,000 shares, valued at $916,650, or $1.35 per share, in connection with their employment agreements. During the year ended September 30, 2011, the Company reduced the non-vested stock by 42,000 shares due to the change of employment status of several individuals. During the six months ended March 31, 2012, the Company recognized $78,125 of compensation expense due to the grant.  As of March 31, 2012, the unrecognized stock-based compensation was $323,775 and will be recognized over the remaining estimated lives of the performance measures.  The weighted average remaining term of the grant is 2.25 years.

12.          Stock Options and Warrants

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

For the six months ended March 31, 2012 and 2011, the Company recognized non-cash expense of $2,576,709 and $253,769, respectively, related to the vesting and re-pricing of all stock options and warrants granted in current and prior years.

During the six months ended March 31, 2012, the Company granted the following stock purchase warrants:

•
Warrants for the purchase of 3,000,000 shares of common stock to the Company’s former Chief Executive Officer at an exercise price of $0.44 per share with total fair market value on the date of grant of $822,218.  The fair value of the warrants was measured using the Black-Scholes valuation model using the following assumptions: exercise price of the warrants at $0.44; risk free interest rate of 0.40%; expected life of 2.5 years; expected dividend of zero; a volatility factor of 130.61%; and market price on date of grant of $0.40.  Expected volatilities are based on historical volatility of a peer company’s common stock, among other factors. The Company uses the simplified method within the valuation model due to the Company’s short trading history.  The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of grant. These warrants vested over three years and were exercisable through October 3, 2016.  The executive resigned from the Company in March 2012.  A total of 1,252,871 warrants vested before his resignation and the Company recognized $343,378 as compensation expense related to the grant.

•
Warrants for the purchase of 3,600,000 shares of common stock to the Company’s Chairman of the Board of Directors at $0.40 per share with fair market value on the date of grant of $1,007,564.  The warrants vested immediately and are exercisable through October 3, 2016. The fair value of the warrants was measured using the Black-Scholes valuation model using the following assumptions: exercise price of the warrants at $0.40; risk free interest rate of 0.40%; expected life of 2.5 years; expected dividend of zero; a volatility factor of 130.61%; and market price on date of grant of $0.40.  Expected volatilities are based on historical volatility of a peer company’s common stock, among other factors. The Company uses the simplified method within the valuation model due to the Company’s short trading history.  The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of grant.

•
Warrants for the purchase of 341,000 shares of common stock to an unrelated third party in connection with a loan agreement.  The value of the warrants was $107,130 at the grant date.  These warrants are exercisable at a price of $0.44 per share through November 3, 2016.  The fair value of the warrants was measured using the Black-Scholes valuation model using the following assumptions: exercise price of the warrants at $0.44; risk free interest rate of 0.39%; expected life of 2.5 years; expected dividend of zero; a volatility factor of 134.57%; and market price on date of grant of $0.44.  Expected volatilities are based on historical volatility of a peer company’s common stock, among other factors. The Company uses the simplified method within the valuation model due to the Company’s short trading history.  The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of grant. The Company amortizes the expense over the life of the loan.  The Company recognized $107,130 as a loan origination fee related to the grant of the warrants.  See note 9 for details.

During the six months ended March 31, 2012, the Company re-priced previously granted warrants as follows:

•	Board of Directors – 320,000 warrants were re-priced from an original exercise price of $1.25 per share to $0.50 per share, resulting in additional compensation expense of $3,297.
•
Transfer – 750,000 warrants were transferred by an executive officer to members of the Company’s Board of Directors; as a result, the Company revalued these warrants and incurred additional compensation expense of $21,765.

During June 2011, the Company entered into a service contract with its Chief Executive Officer for services to be rendered from October 2010 through September 2014.  As payment for past and future services under this service contract, the Company granted warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.50 per share, with a fair value on the date of grant of $791,434.  The fair value of the warrants was measured using the Black-Scholes valuation model using the following assumptions: exercise price of the warrants at $0.50; risk free interest rate of 0.68%; expected life of 2.5 years; expected dividend of zero; a volatility factor of 104%; and market price on date of grant of $0.46.  Expected volatilities are based on historical volatility of a peer company’s common stock, among other factors. The Company uses the simplified method within the valuation model due to the Company’s short trading history.  The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of grant. During the six months ended March 31, 2012, the Company accelerated the vesting of the warrants and recognized the residual compensation expense of $593,576 related to the issuance of these warrants.

The following table summarizes information about stock options and warrants outstanding as of March 31, 2012:
Warrants/Options	Number of Shares Issuable Under Options and Warrants	Weighted-Average Exercise Price
Outstanding as of September 30, 2011	10,672,000	$0.58
Granted	6,941,000	$0.42
Exercised	-	-
Exchanged	(2,000,000)	-
Forfeited	(1,747,129)	$0.44
Outstanding as of March 31, 2012	13,865,871	$0.44

As of March 31, 2012, the total aggregate intrinsic value of the outstanding warrants is $0, and the weighted average remaining term of the warrants is 3.62 years.

13.          Segment Information

The Company is organized into three business segments based primarily on the nature of the Company’s products. The Stains and Reagents segment is engaged in the business of manufacturing and marketing medical diagnostic stains, solutions and related equipment to hospitals and medical testing labs. The CareServices segment is engaged in the business of developing, distributing and marketing mobile health monitoring and concierge services to distributors and customers.  The Chronic Illness Monitoring segment is engaged in the business of marketing diabetic testing supplies.

The following table reflects certain financial information relating to each reportable segment for the three-month and six-month periods ended March 31, 2012 and 2011:

	CareServices	Stains and Reagents	Chronic Illness Monitoring	Total
Three Months Ended March 31, 2012
Sales to external customers	$62,740	$114,457	$3,118	$180,315
Segment loss	(1,679,182)	(50,575)	(78,225)	(1,807,982)
Segment assets	1,181,241	241,706	593,118	2,016,065
Depreciation and amortization	44,000	14,050	-	58,050

Three Months Ended March 31, 2011
Sales to external customers	$66,673	$102,588	$-	$169,261
Segment loss	(1,640,990)	(25,348)	-	(1,666,338)
Segment assets	907,393	207,713	-	1,115,106
Depreciation and amortization	46,082	3,489	-	49,571

Six Months Ended March 31, 2012
Sales to external customers	$124,627	$221,738	$3,118	$349,483
Segment loss	(5,787,891)	(101,339)	(78,225)	(5,967,455)
Segment assets	1,181,241	241,706	593,118	2,016,065
Depreciation and amortization	114,817	29,123	-	143,940

Six Months Ended March 31, 2011
Sales to external customers	$122,527	$221,174	$-	$343,701
Segment loss	(3,282,178)	(69,820)	-	(3,351,998)
Segment assets	907,393	207,713	-	1,115,106
Depreciation and amortization	$74,684	$7,155	$-	$81,839

14.          Commitments and Contingencies

The Company leases a CareCenter facility and an office facility with lease contracts expiring in February 2014, and November 2015, respectively.  The Company is also party to two equipment lease contracts expiring in June 2012 and August 2013.  Future minimum rental payments under the non-cancelable operating lease as of March 31, 2012, are approximately as follows:

Lease Obligations
Year Ending September 30:
2012	$82,983
2013	141,497
2014	104,259
2015	87,171
2016	15,970
Total	$431,880

Rent expense related to the CareCenter and office facility leases was approximately $34,158 and $37,100 including base real property taxes for the quarters ended March 31, 2012 and 2011, respectively.  For the six months ended March 31, 2012 and 2011, this expense was $71,333 and $58,200, respectively.

15.          Subsequent Event

Subsequent to March 31, 2012, the Company entered the following additional agreements and transactions:

(1)
$60,000 of a convertible loan was converted into 1,500,000 shares of common stock at half of the market price of the Company’s common stock on the date of conversion.  The remaining $145,000 of the convertible loan with interest plus $50,000 of service fee were rolled into a new convertible loan, in consideration of the payment of $17,000 loan origination fee.  The total amount of the new loan agreement is $404,860 with annual interest rate of 15%.  Principal of $187,000 is due on May 31, 2012, and the remaining balance of the loan is due on June 30, 2012 (see note 9).  Subsequent to March 31, 2012, the Company borrowed additional $100,000 under the same agreement term.

(2)
The Company borrowed $100,000 from an unrelated party.  This loan has an annual interest rate of 15% and includes a loan origination fee of $10,000.  As of March 31, 2012, the Company owed the same party $300,000 plus 10% loan origination fee and 15% of annual interest that was due on April 30, 2012.  The Company has not repaid the prior loan.  The balance of the loan plus interest has been extended to June 30, 2012, with consideration of payment of a loan origination fee of $11,000.  The total balance of the prior loan was rolled into a new loan agreement together with the $100,000 new loan and the related $10,000 loan origination fee.  The total principal balance of the new loan is $460,062 with an annual interest rate of 15%.  Principal of $115,000 is due on May 31, 2012, and the remaining balance is due on June 30, 2012 (see note 9).

(3)	The Company borrowed $30,000 loan from its Chief Executive Officer. The Company paid a $3,000 loan origination fee and the note carries an annual interest rate of 15%. The loan is due on May 31, 2012.

All of the loans above are convertible loans.  If the loans are not paid on due date, the lenders have the right to convert amounts owed under the loan into the Company’s common stock at 50% of the market price or $0.04 per share, whichever is less.

Subsequent to March 31, 2012, the Company borrowed an additional $30,000 from its Chief Financial Officer with yet to be determined conditions.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader better understand our operations and our present business environment.  This MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements for the fiscal years ended September 30, 2011, and 2010, and the accompanying notes thereto contained in our Annual Report on Form 10-K. Unless otherwise indicated, the terms “ActiveCare,” the “Company,” “we,” and “our” refer to ActiveCare, Inc., a Delaware corporation.

Overview

Historically, our core business has been the manufacture, distribution and sale of medical diagnostic stains and solutions.  In February 2009, we were spun off from our former parent, SecureAlert, Inc., formerly known as RemoteMDx, Inc. (“SecureAlert”).  In connection with the spin-off, we acquired from SecureAlert the exclusive license rights to certain technology, including patent rights utilizing GPS and cellular communication and monitoring technologies for use in the healthcare and personal security markets.  In May 2009, we obtained worldwide and exclusive rights to additional patents and patent applications, including the Panic Button Phone, Emergency Phone with Single Button Activation, Emergency Phone for Automatically Summoning Multiple Emergency Response Services, and Emergency Phone with Alternate Number Calling Capability.  With regard to intellectual property, we believe that the 12/614,242 patent we developed and filed in November 2009 is extremely important.  These Systems and Devices for Emergency Tracking and Health Monitoring patent serves as an “umbrella” and incorporates much of our intellectual property.  Our business plan is to develop and market products for monitoring the health of and providing assistance to mobile and homebound seniors and the chronically ill, including those who may require a personal assistant to check on them during the day to ensure their safety and well being.

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

On March 8, 2012, we acquired 4G Biometrics, LLC, a Texas limited liability company (“4G”).  Pursuant to the acquisition agreement, we acquired 100 percent of the member interests of 4G and 4G will be operated as a wholly owned subsidiary of the Company.  The purchase price for the member interests of 4G was comprised as follows: (a) the payment of $350,000 in cash to 4G’s members (“sellers”); (b) the assumption of $50,000 of 4G’s accounts payable, and (c) the issuance to sellers of 1,000,000 shares of common stock of the Company.  The common stock was valued at $190,000 at acquisition  date.  As of March 31, 2012, we has paid $200,000 of the cash due to 4G, and has accrued the remaining $150,000.  Also as of March 31, 2012, the value of the common stock was accrued as the shares have not been issued.  We will also issue additional shares of common stock in November 2012 to the sellers based on the sales attributable to 4G for the six month period ending September 30, 2012 multiplied by 6.6, , with the following adjustments:

•	Reduced by 50% of the expenses of the acquisition attributable to the sellers;

•	Divided by Weighted Average Price (“VWAP”) per share determined over the 60 trading days ending September 30, 2012.

Under the acquisition agreement, 4G revenues for the six months ending September 30, 2012 must be maintained for the subsequent 12 months (through September 30, 2013).  If that level of revenue is not achieved during the 12 months ending September 30, 2013, then we will cancel and the sellers will return shares issued in the acquisition based on a valuation recalculated using the 18-month revenues of 4G averaged to a 12-month time period.

Three of the 4G key managers will continue to manage the operations of 4G under written employment agreements. In addition, on October 1, 2012, one of the key managers will be appointed to serve as a member of our board of directors if 4G has sales of at least $1,000,000 for the six months ending September 30, 2012.

During the quarter ended March 31, 2012, we paid $200,000 (of the $350,000 purchase price) to sellers.  During this same time period, we accrued the $150,000 balance of the purchase price as well as the $50,000 of accounts payable assumed from 4G and the value of the 1,000,000 shares of common stock which is payable to the sellers.

Under the purchase method of accounting, the total purchase price will be allocated to 4G’s intangible assets based on their estimated fair values as of the closing date of the acquisition.  The excess of the purchase price over intangible assets will be recorded as goodwill.

As of March 31, 2012, the purchase price for 4G reflects a total consideration transferred of $590,000, which has been preliminarily allocated as $479,305 of goodwill and $110,695 of acquired customer contract.

Marketing and Market

We market our products through a number of distribution channels including to self-insured employers, direct-to-consumer, medical device and equipment distributors, and health care providers and other caregivers.

Self-Insured Companies

As a result of the acquisition of 4G, we expanded our fundamental business to include the monitoring of the well being of the rapidly growing number of diabetics in this country.  This business meshes well with our broader view towards furthering the improved health of the total population.

Our strategy is to develop a relationship with third party administrators (TPAs). TPAs administer the claims, payments, co-pays, and medical coding for self-insured companies.  They effectively act as the medical benefits administrators for their customers, most of which are not large enough to justify a fully operational in-house department.  Our strategy is achieved by demonstrating to the TPA the benefits to be realized by all parties.  We work with a TPA and one of their customers and generates a report regarding claims history and expenses.  The report illustrates how much the insurer can save by taking actions that will result in compliance by following the recommended protocols.  The key to savings is the CareCenter which operates 24/7 and is integral to chronic illness monitoring. The CareCenter is the real time recipient of the test results.  The patients that are not testing are easily identified by our CareCenter and this information is passed on to the TPA and the insurer.  In addition, the plan includes direct distribution of diabetic supplies under the 4G Diabetic Wellness Program at costs no more than the customers are currently spending on their diabetic supplies.  Our ultimate objective is to become a chronic illness monitor for the TPA’s customers, measuring not only blood sugar for diabetics, but also blood pressure, weight and blood oxygen.

Direct-to-Consumer

We sell our products and services directly to consumers through a variety of direct-to-consumer methods including on-line sales, direct mail and direct response advertising –– and have limited outbound telemarketing initiatives.  With the exception of web sales, direct-to-consumer sales tend to be expensive, with a high acquisition cost per customer.  We are focusing our efforts on utilizing other distribution channels to drive new sales at the most efficient cost.

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

During the six months ended March 31, 2012, we spent approximately $48,901, compared to $228,011 during the same period in 2011, on research and development (“R&D”).  R&D involved the ActiveOne™, a one button actuated GPS/Cellular communications device (“Companion Device”) that links to our CareCenter.  This device includes fall detection, Geo Fencing, automatic calls to the CareCenter, text messaging, hands free speakerphone and other features.  Also in development is the ActiveOne+™ (ActiveOnePlus) which will communicate through Bluetooth with the Companion Device.  The wrist device is water resistant, includes fall detection, speakerphone, vibration alerts, audible alerts, and LED’s for status monitoring.  Our goal is to develop a wristwatch-size monitoring device for senior citizens.  The watch will be universal for women and men with an adjustable strap.  The expanded CareCenter and the related products will be developed by our team.  We have identified and are working with several vendors for services that will further our objectives.

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

We believe the CareCenter is the cornerstone of our business.  The CareCenter services include highly trained CareSpecialists to assist the elderly and the chronically ill in managing their daily lives 24 hours per day, seven days per week.  In order for the CareCenter to service our customers, we have developed and continue to develop numerous products designed to assist our customers maintain a more active and mobile lifestyle.  The first product that we introduced is the ActiveOne™ device.  The ActiveOne™ is a patented mobile personal emergency response (“PERS”) device that allows the user to contact our CareCenter at the push of a button.  The ActiveOne™ constantly communicates its location to the CareCenter by utilizing GPS technology.  This allows the CareCenter Specialists to constantly help and assist the customers no matter where they may be.  Additionally, the CareCenter monitors the chronically ill with a variety of other products.

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

ActiveHome™ and Chronic Illness Monitoring

Our comprehensive in-home wellness solution complements and integrates with our current CareCenter service and ActiveOne™ mobile health products.  The ActiveHome™ solution integrates several in-home health and wellness monitoring and convenience products and services available from various manufacturers and service providers to ensure members’ well-being, safety and convenience, including the following: (1) remote home monitoring to detect changes in members’ activity patterns that might indicate health emergency situations so our CareSpecialists can proactively avert emergencies; (2) an electronic pillbox to ensure prescription compliance; (3) remote in-home actions initiated from our CareCenter, such as locking and unlocking doors and turning off unattended stoves; (4) electronic conveniences, including automatic illumination of house lights; and (5) wireless transmission of chronic illness monitoring data including weight, blood pressure, and blood glucose so our trained CareSpecialists can act upon potentially life-threatening changes.  In addition to technological solutions, the ActiveHome™ comprehensive offering includes installation of in-home safety and convenience items including easy access bathtubs and bed and chair support rails.

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

Inventories

Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out (“FIFO”) method. Reagent inventories consist of raw materials, work-in-process, and finished goods.  CareServices inventory consist of ActiveHome inventories.  Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.  Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable value could change in the near term.

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

Revenue Recognition

Our revenue has historically been from two sources: (i) sales from CareServices; (ii) sales of medical diagnostic stains from our Stains and Reagents segment.  During the quarter ended March 31, 2012, we added a third source of revenue, sales of Chronic Illness Monitoring services and supplies.

CareServices

“CareServices” include contracts in which we provides monitoring services to end users and sells devices to distributors.  We typically enter into contracts on a month-to-month basis with customers (members) that use our CareServices.  However, these contracts may be cancelled by either party at anytime with 30 days notice.  Under our standard contract, the device becomes billable on the date the customer (member) orders the product, and remains billable until the device is returned to us.  We recognize revenue on devices at the end of each month that CareServices have been provided.  In those circumstances in which we receive payment in advance, the Company records these payments as deferred revenue.

We recognize CareServices revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer, prices are fixed or determinable and collection is reasonably assured.  Shipping and handling fees are included as part of net sales.  The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.  Customers order our products by phone or website.  All CareServices sales are made with net 30-day payment terms.

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

Accounting standards state that, “an enterprise shall report revenues from external customers for each product and service or each group of similar products and services unless it is impractical to do so.”  In the CareServices revenue line, the vast majority of sales are service revenue.  Because equipment sales are not material to the financial statements, we disclose services and equipment sales as one line item.

Our revenue recognition policy for sales to distributors of CareServices is the same as the policy for sales to end-users.

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

The majority of our CareServices revenue transactions do not have multiple elements.  On occasion, we have revenue transactions that have multiple elements (such as device sales to distributors).  In these situations, we provide the distributor with the ActiveOne™ device and a monthly monitoring service, which are both included in the contracted pricing.  In these multiple element revenue arrangements, we will consider whether: (i) the deliverables have value on a standalone basis to the distributors, and (ii) the distributors have a general right of return.  We determined that these elements do have standalone value to distributors and that the delivery of undelivered items is probable and substantially within our control.  Therefore, in accordance with accounting standards, we have determined that these revenue elements should be considered as separate units of accounting.  Accounting standards state that arrangement consideration is to be allocated at the inception of the arrangement to all deliverables on the basis of their relative selling price.  When applying the relative selling price method, the selling price for each deliverable is determined using vendor-specific objective evidence of selling price, if it exists; otherwise, third-party evidence of the selling price is used to determine the selling price.  If neither vendor-specific objective evidence nor third-party evidence of the selling price exists for a deliverable, then the best estimate of the selling price is used for that deliverable.

We do not currently sell, nor do we intend to sell the ActiveOne™ device separately from the monthly monitoring service, therefore we are not able to determine vendor-specific objective evidence of selling price.  We are also unable to determine third-party evidence of selling price, because there is not a similar product in the market.  The ActiveOne™ device is the only device in the market with fall detection technology.  We are therefore required to determine its best estimate of selling price in order to determine the relative selling price of the separate deliverables in its revenue arrangements.  In order to determine the best estimate of selling price of the ActiveOne™ device, we included the following cost components in our estimate: production costs, development costs, PTCRB certification costs, and estimated gross margin.  In order to determine the best estimate of the monthly monitoring service, we included the following components in our estimate: monthly communication costs, monitoring labor costs, PSAP database and monthly maintenance costs, and estimated gross margin.  We allocate the arrangement costs based on these best estimates of selling price.  The relative selling price allocated to the sale of the ActiveOne™ device is recognized when the device is delivered to the distributor.  The relative selling price of the monitoring service is recognized monthly when the services have been provided.

Stains and Reagents

We recognize Stains and Reagents revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer, prices are fixed or determinable and collection is reasonably assured.

Shipping and handling fees are included as part of net sales.  The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.  Neither the sale of diagnostic equipment nor the sale of medical diagnostic stains contains multiple deliverables.

Customers order diagnostic stain product lines by purchase order.  We do not enter into long-term contracts for Stains and Reagents sales.  Stains and Reagents sales were $114,457 for the quarter ended March 31, 2012.  All Stains and Reagents sales are made with net 30-day payment terms.

With respect to Stains and Reagents revenues, to qualify for the recognition of revenue under GAAP at the time of sale, we note the following:

•	The price to the buyer is fixed or determinable at the date of sale.

•	The buyer has paid, or the buyer is obligated to pay the Company within 30 days, and the obligation is not contingent on resale of the product.

•	The buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product.

•	The buyer acquiring the product for resale has economic substance apart from that provided by the Company.

•	The Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer.

•	The amount of future returns can be reasonably estimated and they are negligible.

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

We have 70 types of products based on the number of individual stock-keeping units (“SKUs”) in our inventory.  Most of these 70 SKUs are for medical diagnostic stain inventory.  For example, certain medical diagnostic stains are packaged in different sizes, and each packaged size (i.e. 16 oz., 32 oz., and 48 oz.) has a unique SKU in inventory.  Accounting standards state that, “an enterprise shall report revenues from external customers for each product and service or each group of similar products and services unless it is impractical to do so.”  The vast majority of our stains sales are of medical diagnostic stains, with a minimal portion of sales being diagnostic equipment.

Although not the focus of our new business model, we also sell diagnostic devices in certain situations.  We recognize device sales revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the devices, prices are fixed or determinable and collection is reasonably assured.  Because diagnostic equipment sales are not material to the financial statements, we disclose the sales as one line item for “Reagents” in the statement of operation.

Our revenue recognition policy for Stains and Reagents sales to distributors is the same as the policy for sales to end-users.

A customer qualifies as a distributor by completing a distributor application and proving its sales tax status.  Upon qualifying as a distributor, a customer receives a 35% discount from retail prices, and the distributor receives an additional 5% discount when product is purchased in case quantities.  Our Stains and Reagents distributors are not required to maintain specified amounts of product on hand, and distributors are not required to make minimum purchases to maintain distributor status.  Distributors have no stock rotation rights or additional rights of return.  Sales to distributors are recorded net of discounts.

Sales returns have been negligible, and any and all discounts are known at the time of sale.  Sales are recorded net of sales returns and sales discounts.  There are no significant judgments or estimates associated with the recording of revenues.

Chronic Illness Monitoring

 We began sales through 4G upon our acquisition of the company in the quarter ended March 31, 2012.  We recognize Chronic Illness Monitoring revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer, prices are fixed or determinable and collection is reasonably assured.

Shipping and handling fees are included as part of net sales.  The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.  The sale of the Chronic Illness Monitoring does not contain multiple deliverables.

We enter into agreements with self-insured companies (“Customers”) to lower medical expenses by distributing diabetic testing supplies to their employees (“End Users”) and monitoring their test results.  The Customers are obligated to pay for the supplies that we distribute to the End Users on a quarterly basis.  The term of these contracts is one year and unless terminated by either party, will automatically renew for another year.

The Chronic Illness Monitoring segment sales for the quarter ended March 31, 2012 were $3,118.  All of our Chronic Illness Monitoring sales are made with net 30-day payment terms.

With respect to Chronic Illness Monitoring revenues, to qualify for the recognition of revenue under GAAP at the time of sale, we note the following:

•	The price to the contracted Customer is fixed or determinable at the date of sale.

•	The Customer has paid, or is obligated to pay us within 30 days.

•	The Customer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product.

•	Once the product is shipped out, the end user does not have the right of return.

Results of Operations

Three Months Ended March 31, 2012 and 2011

Net Sales

During the fiscal quarter ended March 31, 2011, we had net sales of $180,315 compared to $169,261 in the fiscal quarter ended March 31, 2011.  Stains and Reagents revenue accounted for $114,457 and $102,588 in the quarters ended March 31, 2012 and 2011, respectively.  CareServices revenues, including revenue for the ActiveOne™ service, accounted for $62,740 and $66,673 of the total revenues in the quarters ended March 31, 2011 and 2010, respectively.  Chronic Illness Monitoring revenue accounted for $3,118 and $0 in the quarters ended March 31, 2012 and 2011.  The reason for the total revenue increase is due to sales increase of Stains and Reagents to distributors and acquisition of the Chronic Illness Monitoring segment during the quarter ended March 31, 2012 following the acquisition of 4G on March 8, 2012.

Cost of Revenue

Cost of revenue totaled $270,304 in the fiscal quarter ended March 31, 2012, compared to $237,269 for the quarter ended March 31, 2011.  During the quarter ended March 31, 2012, of the total cost of revenues, Stains and Reagents accounted for $98,132, CareServices accounted for $170,892, and Chronic Illness Monitoring accounted for $1,280 compared to the fiscal quarter ended March 31, 2011, Stains and Reagents accounted for $81,509, CareServices accounted for $155,760, and Chronic Illness Monitoring accounted for $0.  The increase of the total cost of revenue between the comparable quarters is due to increase sales of Stains and Reagents and increased expenses incurred in the expanded services of the CareCenter.

Research and Development Expenses

During the quarter ended March 31, 2012, we incurred research and development expenses of $28,210 compared to $49,604 in research and development expense incurred during the fiscal quarter ended March 31, 2011.  Research and development expenses in the quarter ended March 31, 2012 were lower than the prior year period when we incurred expenses related to the development of the ActiveOne+™.

Selling, General and Administrative Expenses

During the three months ended March 31, 2012, selling, general and administrative expenses totaled $1,519,257, compared to $1,497,950 in the same period one year ago.  The increase is due to the operational cost of the newly acquired Chronic Illness Monitoring segment during the quarter ended March 31, 2012.  For the quarters ended March 31, 2012 and 2011, the non-cash expense associated with the issuance of stock and warrants totaled $759,087 and $929,129, respectively.  The decrease is the result of the marketing and distribution of our products and services occurred during the prior period.

Other Income and Expense

Derivative loss was $25,256 and $0 in the quarters ended March 31, 2012 and 2011, respectively.  We have borrowed increasing amounts under convertible debt instruments, which are recorded as derivative liabilities.  Interest expense was $145,272 and $558 in the quarter ended March 31, 2012 and 2011, respectively.  The increase was due to the accrued loan origination fees and interest related to the loans obtained during the quarter ended March 31, 2012.  Other expenses were $0 and $50,000 for the quarters ended March 31, 2012 and 2011, the decrease is due to the impairment of investment in Vista Therapeutics during the quarter ended March 31, 2011.

Net Loss

We had a net loss for the three months ended March 31, 2012 totaling $1,807,982, compared to a net loss of $1,666,338 for the same period one year ago.  This increase in net loss is due to the items described above.

Dividends on Preferred Stock

We accrued $26,784 of dividends on Series C Preferred Stock for the three months ended March 31, 2012, compared to $0 of for the same period one year ago.  This increase is due to revised of dividend rate from 0% to 8% for Series C Preferred Stock during the three months ended March 31, 2012.

Six Months Ended March 31, 2012 and 2011

Net Sales

During the six months ended March 31, 2012, we had net sales of $349,483 compared to $343,701 in the six months ended March 31, 2011.  Stains and Reagents revenue accounted for $221,738 and $221,174 in the six months ended March 31, 2012 and 2011, respectively.  CareServices revenues, including revenue for the ActiveOne™ service, accounted for $124,627 and $122,527 of the total revenues in the six months ended March 31, 2012 and 2011, respectively.  The revenue of Chronic Illness Monitoring accounted for $3,118 and $0 for the six months ended March 31, 2012 and 2011, respectively.  The reason for the total revenue increase is due to revenue from the newly acquired Chronic Illness Monitoring segment during the six months ended March 31, 2012.

Cost of Revenue

Cost of revenue totaled $528,792 in the six months ended March 31, 2012, compared to $491,300 for the six months ended March 31, 2011.  During the six months ended March 31, 2012, of the total cost of revenues, Stains and Reagents accounted for $196,807, CareServices accounted for $330,705, and Chronic Illness Monitoring accounted for $1,280, respectively.  During the six months ended March 31, 2011, Stains and Reagents accounted for $196,326, CareServices accounted for $294,974, and Chronic Illness Monitoring accounted for $0, respectively, of cost of revenue.  The increase of the cost of revenue for CareServices between the comparable periods is due to expenses incurred in the expanded service of the CareCenter and the associated cost of ActiveOne™.

Research and Development Expenses

During the six months ended March 31, 2012, we incurred research and development expenses of $48,901 compared to $228,011 in research and development expense incurred during the six months ended March 31, 2011.  Research and development expenses in the six months ended March 31, 2012 were lower than the prior year period when we incurred expenses related to the development of the ActiveOne+™.

Selling, General and Administrative Expenses

During the six months ended March 31, 2012, selling, general and administrative expenses totaled $5,478,174 compared to the same period one year ago, which totaled $2,911,013.  For the six months ended March 31, 2012 and 2011, the non-cash expense associated with the issuance of stock and warrants of $4,124,110 and $1,611,600, respectively.  The increase is due primarily to acceleration of non-cash compensation granted to our Chief Executive Officer.

Other Income and Expense

Derivative loss was $25,256 and $0 in the six months ended March 31, 2012 and 2011, respectively.  We have increased borrowings under convertible debt instruments, which are recorded as derivative liabilities.  Interest expense was $235,897 and $11,497 in the six months ended March 31, 2012 and 2011, respectively.  The increase was due to accrued loan origination fees and interest related to the loans obtained during the six months ended March 31, 2012.  Other expenses were $0 and $50,000 for the six months ended March 31, 2012 and 2011, the decrease is due to the impairment of investment in Vista Therapeutics during the six months ended March 31, 2011.

Net Loss

We had a net loss for the six months ended March 31, 2012 totaling $5,967,455, compared to a net loss of $3,351,998 for the same period one year ago.  This increase in net loss is due to the items described above.

Dividends on Preferred Stock

We accrued $26,784 of dividends on Series C Preferred Stock for the six months ended March 31, 2012, compared to $0 of for the same period one year ago.  This increase is due to issuance of Series C Preferred Stock with dividends during the six months ended March 31, 2012.

Liquidity and Capital Resources

Our primary sources of liquidity are the proceeds from the sale of our equity securities and from borrowing.  We have not historically financed operations from cash flows from operating activities.  We anticipate that we will continue to seek funding to supplement revenues from the sale of our products and services through the sale of our securities until we begin to have positive cash flows from operating activities.

At March 31, 2012, we had cash of $107,851, compared to cash of $178,131 at September 30, 2011.  At September 30, 2011, we had working capital deficit of $1,148,916, compared to a working capital deficit of $2,746,240 at March 31, 2012.  The decrease of cash was due to less cash proceeds from financing activities during the six months ended March 31, 2012, compared to the fiscal year ended September 30, 2011.

During the six months ended March 31, 2012 and 2011, operating activities used cash of $1,167,552 and $1,417,125, respectively.  The decreased cash used in operating activities was due to increased non cash expenses during the six months ended March 31, 2012.  Investing activities for the six months ended March 31, 2012 and 2011, used cash of $207,728 and $327,112, respectively.  The decreased use of cash in investing activities was due to the addition of fixed assets and leased equipment during the period ended March 31, 2011.  Financing activities for the six months ended March 31, 2012 and 2011 provided cash of $1,305,000 and $157,500, respectively.  The increase was due to a short-term loan secured during the six months ended March 31, 2012.

For the six months ended March 31, 2012, we had a net loss of $5,967,455 and negative cash flows from operating activities totaling $1,167,552, compared to a net loss of $3,351,998 and negative cash flows from operating activities of $1,417,125 for the six months ended March 31, 2011.  The increase in net loss and decrease of cash flow deficit from operating activities was due primarily to the higher non-cash compensation expenses incurred during the six months ended March 31, 2012.

As of March 31, 2012, we had an accumulated deficit of $30,930,515 compared to $24,936,275 at September 30, 2011.  Stockholders’ deficit at March 31, 2012 was $1,070,010, compared to stockholder’s deficit of $541,388 at September 30, 2011.  These changes were due to continued negative cash flow from operating activities during the six months ended March 31, 2012.

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

During the audit process for the year ended September 30, 2011, we identified material weaknesses weaknesses in internal control over financial reporting as follows:

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

Financial Reporting Process

We did not maintain an effective financial reporting process to prepare financial statements in accordance with generally accepted accounting principles. Specifically, we initially failed to appropriately account for and disclose the valuation and recording of certain equity and financing arrangements, as well as the accounting and disclosure of the acquisition of 4G Biometrics, LLC.

Management has not made any correcting changes to Internal Control over Financial Reporting and the above material weaknesses remain at March 31, 2012.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

We are not involved in any legal proceedings which management believes will have a material effect upon our financial condition, nor are any such material legal proceedings anticipated.  We are not aware of any contemplated legal or regulatory proceeding by a governmental authority in which we may be involved.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the six months ended March 31, 2012, we issued the following shares of common stock without registration under the Securities Act of 1933 (the “Securities Act”):

•	600,000 shares to the licensor under a patent license agreement in settlement of amounts owed by the Company under the agreement, valued on the date of grant at $240,000;

•	1,641,611 shares for consulting services, with value on the date of grant of $508,406; and

•	2,000,000 shares for a settlement agreement, with value on the date of grant of $500,000.

The shares of common stock issued in the above transactions were not registered under the Securities Act in reliance upon exemptions from registration under Section 4(2) of the Securities Act and rules and regulations promulgated thereunder.

Item 3.    Defaults Upon Senior Securities

None.

Item 5.    Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

*           The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ActiveCare, Inc.

/s/ James J. Dalton
James J. Dalton Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

Date: May 24, 2012

/s/ Michael G. Acton
Michael G. Acton Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 24, 2012