Form 10-Q
period 2012-06-30
ACTIVECARE, INC.
filed 2012-08-20
CIK 1429896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012
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

As of August 20, 2012, the registrant had 45,369,771 shares of Common Stock outstanding.

ActiveCare, Inc.

Quarterly Report on Form 10-Q

ActiveCare, Inc.
Balance Sheets
(unaudited)

	June 30, 2012	September 30, 2011
Assets
Current assets:
Cash	$76,916	$178,131
Accounts receivable, net of allowance for doubtful accounts of $14,647 and $6,820, respectively	265,414	103,044
Inventories, net of inventory valuation of $6,232 and $4,404, respectively	142,130	116,010
Prepaid expenses and other assets	3,340	2,217
Total current assets	487,800	399,402

Property and equipment, net of accumulated depreciation of $511,077 and $464,276, respectively	186,606	232,182
Deposits	29,870	30,831
Domain name, net of amortization of $1,966 and $1,430, respectively	12,334	12,870
Leased equipment, net of amortization of $85,527 and $54,549, respectively	64,841	112,955
Patent, net of amortization of $196,870 and $81,310, respectively	725,508	218,690
Contracted customer, net of amortization of $13,837 and $0, respectively	96,858	-
Goodwill	479,305	-
Total assets	$2,083,122	$1,006,930

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Balance Sheets
(unaudited) Continued

	June 30, 2012	September 30, 2011
Liabilities and Stockholders’ Equity / (Deficit)
Current liabilities:
Accounts payable	$655,556	$452,034
Accounts payable - related party	13,675	-
Accrued expenses	823,502	494,919
Dividents payable	40,842	-
Derivative liability	1,346,174	-
Deferred revenue	7,369	1,365
Note payable	1,315,778	300,000
Note payable - related party	1,143,037	-
Accrued payable on license agreement	-	300,000
Total current liabilities	5,345,933	1,548,318
Total liabilities	5,345,933	1,548,318

Stockholders’ equity (deficit)
Preferred stock; $.00001 par value, 10,000,000 shares authorized; 480,000 and 0 shares of Series C, 55,000 and 0 shares of Series D, issued and outstanding, respectively	6	-
Common stock, $.00001 par value, 70,000,000 shares authorized; 45,369,771 and 38,568,160 shares issued and outstanding, respectively	454	386
Additional paid in capital	30,124,008	24,394,501
Accumulated deficit	(33,387,279)	(24,936,275)
Total stockholders’ equity (deficit)	(3,262,811)	(541,388)
Total liabilities and stockholders’ equity (deficit)	$2,083,122	$1,006,930

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Statements of Operations
(unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues:
Care Services	$66,035	$80,107	$190,662	$247,702
Reagents	135,636	104,792	357,374	325,965
Chronic Illness Monitoring	230,625	-	233,743	-
Total revenues	432,296	184,899	781,779	573,667

Cost of Revenue
Care Services	165,038	172,886	495,743	503,600
Reagents	94,330	89,550	291,137	285,875
Chronic Illness Monitoring	169,264	-	170,544	-
Total cost of revenues	428,632	262,436	957,424	789,475
Gross deficit	3,664	(77,537)	(175,645)	(215,808)

Operating expenses
Research and development	63,906	45,601	112,807	273,611
Selling, general and administrative (including $61,563, $1,904,687, $4,185,673, $3,561,287, respectively, of compensation expense paid in stock or as a result of amortization of stock options/warrants)	838,167	2,681,098	6,316,341	5,592,111

Loss from operations	(898,409)	(2,804,236)	(6,604,793)	(6,081,530)

Other income (expenses):
Loss on derivative liability	(1,320,918)	-	(1,346,174)	-
Loss on disposal of equipment	-	-	-	(4,236)
Interest income	21	425	102	782
Interest expense (including $141,061 and $93,103, $306,130, and $99,265 respectively, of non cash expenses)	(223,400)	(98,728)	(459,297)	(110,224)
Other expense	-	-	-	(50,000)

Net loss	$(2,442,706)	$(2,902,539)	$(8,410,162)	$(6,245,208)
Dividends on preferred stock	$(14,057)	$-	$(40,842)	$-
Net loss attributable to common shareholders	$(2,456,763)	$(2,902,539)	$(8,451,004)	$(6,245,208)

Net loss per common share – basic and diluted	$(0.06)	$(0.10)	$(0.20)	$(0.24)

Weighted average shares – basic and diluted	44,346,000	28,554,314	41,535,000	26,473,653

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(8,410,162)	$(6,245,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	231,353	153,837
Derivative valuation loss	1,346,174	-
Stock based compensation expense	4,185,673	3,486,287
Loss on impairment of investment	-	50,000
Amortization of debt discount recorded as interest expense	306,130	99,265
Loss on disposal of property & leased equipment	-	5,085
Changes in operating assets and liabilities:
Accounts receivable	(162,370)	(10,945)
Inventories	(26,120)	(48,834)
Prepaid expenses and other assets	(162)	308,943
Accounts payable	217,198	(135,535)
Accrued expenses	377,796	76,218
Deferred revenue	6,004	(24,618)
Net cash used in operating activities	(1,928,486)	(2,285,505)

Cash flows from investing activities:
Purchase of assets for operations	(1,224)	(209,457)
Purchase of leased equipment	(6,505)	(124,520)
Acquistion of 4G Biometrics, LLC	(200,000)	-
Net cash used in investing activities	(207,729)	(333,977)

Cash flows from financing activities:
Proceeds from sale of common stock, net of commissions	-	456,501
Payment to related-party note payable	(85,000)	(25,000)
Proceeds from related-party note payable (net of loan origination fees)	920,000	300,002
Proceeds from unrelated-party note payable (net of loan origination fees)	1,200,000	-
Payment on note payable	-	(30,000)
Proceeds from exercise of warrants	-	522,499
Net cash provided by financing activities	2,035,000	1,224,002

Net decrease in cash	(101,215)	(1,395,480)
Cash, beginning of period	178,131	1,713,923

Cash, end of period	$76,916	$318,443

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
(Formerly Volu-Sol Reagents Corporation)
Condensed Consolidated Statements of Cash Flows
(unaudited) cont.

	Nine Months Ended
	June 30,
	2012	2011
Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$5,448	$10,349

Non-Cash Investing and Financing:
Exercise of warrants from accrued board fees	$-	$15,000
Issuance of stock for settlement of accrued board fees		$75,000
Issuance of stock for purchase of patents	$622,378	$-
Issuance of stock for settlement of liabilities	$612,000	$-
Conversion of note payable into common stock	$92,400	$-
Conversion of note payable into Series D Preferred Stock	$110,000	$-

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation

The unaudited interim condensed consolidated financial information of ActiveCare, Inc. (the “Company” or “ActiveCare”) has been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2012, and results of its operations for the three months and nine months ended June 30, 2012 and 2011. These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. The results of operations for the three months and nine months ended June 30, 2012 may not be indicative of the results for the fiscal year ending September 30, 2012.

Going Concern

Even though the Company had a positive gross margin for the three months ended June 30, 2012, the Company incurred a negative gross margin and has negative cash flows from operating activities for the years ended September 30, 2011 and 2010, and for the nine months ended June 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order for the Company to remove substantial doubt about its ability to continue as a going concern, the Company must continue to improve gross margins and generate positive cash flows from operations and obtain the necessary funding to meet its projected capital investment requirements. Management’s plans with respect to this uncertainty include raising additional capital by issuing secured debt and increasing the sales of the Company services and products. There can be no assurance that the Company will be able to raise sufficient capital or that revenues will increase rapidly enough to offset operating losses and repay debts. If the Company is unable to increase revenues or obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

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

For assets and liabilities measured at fair value, GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels on inputs used to measure fair value are as follows:

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

In valuing certain contracts, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. For disclosure purposes, assets and liabilities are classified in their entirety in the fair value hierarchy level based on the lowest level of input that is significant to the overall fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement within the fair value hierarchy levels.

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

Common share equivalents consist of shares of Common Stock issuable upon the exercise of stock purchase warrants.  As of June 30, 2012 and 2011, there were 57,137,557 and 14,289,000 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive. The Common Stock equivalents outstanding as of June 30, 2012 and 2011, consisted of the following:

	June 30,	June 30,
	2012	2011
Conversion of debt	35,084,686	-
Conversion of Series D Preferred Stock	2,750,000	-
Conversion of Series C Preferred Stock	4,800,000	-
Exercise of outstanding Common Stock options and warrants	13,865,871	13,652,000
Issuance of employee restricted shares	637,000	637,000
Total Common Stock equivalents	57,137,557	14,289,000

3.   Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoptions of any such pronouncements are expected to cause a material impact on the Company’s financial condition or the results of operations.

4.   Acquisitions, Goodwill and Other Intangible Assets

On March 8, 2012, the Company acquired 4G Biometrics, LLC, a Texas limited liability company (“4G”). Pursuant to the acquisition agreement, the Company acquired 100 percent of the member interests of 4G and 4G will be operated as a wholly owned subsidiary of the Company. As amended, the purchase price for the member interests of 4G was comprised as follows:

•	$350,000 in cash (as of the date of this report, the Company have paid $200,000 and the balance owed is $150,000);
•	$50,000 of liabilities payable in cash;
•	160,000 shares of Series D convertible preferred stock;
•	Options for the purchase of up to 4,333,333 shares of Common Stock of the Company at $0.10 per share to each of the three sellers, exercisable once 4G has 4,300 members, as follows:
o	Options for 433,333 shares vest when an additional 5,000 4G members as added, or a total of 9,300 members;
o	Options for 433,333 shares vest when an additional 5,000 4G members are added, or a total of 14,300 members; and
o	Options for 433,333 shares vest when an additional 5,000 4G members are added, or a total of 19,300 members; and
o	so forth until fully vested.

Three of the 4G key managers will continue to manage the operations of 4G under written employment agreements. In addition, on October 1, 2012, one of the key managers will be appointed to serve as a member of our Board of Directors if 4G has sales of at least $1,000,000 for the nine months ending September 30, 2012.

Under the purchase method of accounting, the total purchase price will be allocated to 4G’s intangible assets based on their estimated fair values as of the closing date of the acquisition. The excess of the purchase price over intangible assets will be recorded as goodwill.

As of June 30, 2012, the purchase price for 4G reflects a total consideration transferred of $590,000, which has been preliminarily allocated as $479,305 of goodwill and $110,695 of acquired customer contracts.

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

The following table presents the unaudited pro forma consolidated results of operations for the three and nine months ended June 30, 2012 and 2011, as though the acquisition of 4G Biometrics, LLC had been completed as of the beginning of each period presented. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the combined results of operations to be expected in any future period or the results of operations that actually would have been realized had the entities been combined during the periods ended June 30, 2012 and 2011:

ActiveCare, Inc. and Subsidiaries
Unaudited Pro Forma Condensed Consolidated Statement of Operations
(unaudited)
	Three months ended		Nine months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue	$432,296	$205,942	$808,075	$631,838
Net loss	$(2,442,706)	$(3,048,772)	$(8,678,189)	$(6,673,739)
Net loss per common share – basic and diluted	$(0.06)	$(0.11)	$(0.21)	$(0.25)

5.   Inventory

Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out (“FIFO”) method. Inventories consisted of raw materials, work-in-process, and finished goods.  Inventories as of June 30, 2012 and September 30, 2011, were as follows:

	June 30, 2012	September 30, 2011
CareServices (ActiveHome™) Inventory	$65,058	$68,264
Chronic Illness Monitoring Inventory	19,877	-
Reagent Inventory
Raw materials	41,203	38,433
Work in process	6,608	7,131
Finished goods	15,616	6,586
Reserve for inventory obsolescence	(2,157)	(329)
Inventory valuation	(4,075)	(4,075)
Total inventory	$142,130	$116,010

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

Property and equipment consisted of the following as of June 30, 2012 and September 30, 2011:

	June 30, 2012	September 30, 2011
Equipment	$230,454	$229,229
Software	25,111	25,111
Leasehold improvements	402,016	402,016
Furniture and fixtures	40,102	40,102
	697,683	696,458
Accumulated depreciation	(511,077)	(464,276)
Property and equipment, net of accumulated depreciation	$186,606	$232,182

Depreciation expense for the nine months ended June 30, 2012, and 2011, was $46,800, and $25,318 respectively.

7. Leased Equipment

Leased equipment at June 30, 2012 and September 30, 2011, is as follows:

	June 30, 2012	September 30, 2011
Leased equipment	$150,368	$167,504
Less accumulated depreciation	(85,527)	(54,549)
Leased Equipment, net	$64,841	$112,955

The Company began leasing monitoring equipment to customers for CareServices in October 2009.  The leased equipment is depreciated on the straight-line method over the estimated useful lives of the related assets over three years regardless whether the equipment is leased to a customer or remaining in stock.  Customers have the right to cancel the service agreements at anytime.  The leased equipment depreciation expense is recorded under Cost of Revenue for CareServices.  Leased equipment depreciation expense for the nine months ended June 30, 2012 and 2011, was $42,974 and $47,832, respectively.

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

During the nine months ended June 30, 2012, the Company agreed to purchase the patents and settle amounts owed under the license agreement by issuing 600,000 shares of Common Stock and 480,000 shares of Series C.  The total value of the patents on the purchase date was $922,378, based on a valuation conducted by an independent valuation expert.  The value of the Common Stock issued was $240,000, based on the market price of the Common Stock on the date of issuance. The implied value of the Series C was $682,378, was based on the difference between the value of the patents and the Common Stock issued in settlement of the existing liability.

The Company is amortizing the cost over the remaining useful life of the patents, which expire in 2018. The Company recognized $196,870 of amortization expense relating to the patents as of June 30, 2012.

The Company’s future patent amortization as of June 30, 2012, is approximately as follows:

Year Ending September 30:
2012	$31,718
2013	126,870
2014	126,870
2015	126,870
2016	126,870
Thereafter	186,310
$725,508

9.   Notes Payable

As of June 30, 2012, the Company owed the following notes payable:

(1)
During the quarter ended June 30, 2011, the Company borrowed $300,000 from a shareholder.  The $300,000 note had an annual interest rate of 12% and was due on June 30, 2011.  Any unpaid balance of the loan and interest expense after the due date has an annual interest rate of 18%.  In connection with the $300,000 loan, the Company issued 225,000 shares of Common Stock with a total value of $93,103 as a loan origination fee.  The loan origination fee is recorded as a discount to the loan.  The Company fully amortized the loan origination fee during the quarter ended June 30, 2011.

During the quarter ended March 31, 2012, the due date of the loan was extended to April 30, 2012, with an additional $30,000 of loan origination fee added to the principal of the loan, which was recorded as a discount to the loan.  In addition, $45,852 of unpaid interest was added to the principal before the extension.  During the three months ended June 30, 2012, the Company amortized the remaining $16,667 of the $30,000 loan origination fee and accrued $15,301 interest expense related to this loan.  The loan principal of $375,852 and accrued interest of $18,266 are currently past due and have not been paid by the Company.

The lender is under the control of David Derrick, who became the Company’s Chief Executive Officer and Chairman in July 2012.

(2)
During the nine months ended June 30, 2012, the Company borrowed $340,000 from another entity controlled by Mr. Derrick. This loan had an annual interest rate of 20% and was due on February 3, 2012.  After February 2, 2012, the lender has the right to convert the loan into the Company’s Common Stock at the lesser of 50% of fair market value on the date of conversion or $0.25 per share.  The conversion feature related to this note results in a derivative liability.  Also in connection with this loan, the Company granted warrants to purchase of 341,000 shares of Common Stock as a loan origination fee recorded as a discount on the loan.  These warrants vested immediately and are exercisable at $0.44 per share through November 3, 2016.  The fair value of the warrants at the date of grant was $107,130, and was measured using the Black-Scholes valuation model with the following assumptions: exercise price of $0.44; risk-free interest rate of 0.39%; expected life of 2.5 years; expected dividend of zero; a volatility factor of 134.57%; and market price on date of grant of $0.44.  Expected volatilities are based on historical volatility of a peer company’s common stock, among other factors.  The Company uses the simplified method within the valuation model due to the Company’s short trading history.  The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of grant.  During the quarter ended March 31, 2012, the Company repaid $85,000 of the principal, and the lender converted $60,000 of the loan amount to 1,500,000 shares of Common Stock and transferred $50,000 of the note to another party (see (3) below).

During the three months ended June 30, 2012, the remaining $145,000 of the convertible loan, together with interest, plus $50,000 of services payable and additional borrowings of $154,000 (including a $14,000 loan origination fee) were rolled into a new convertible loan under a promissory note.  The total amount of the new loan is $403,586.  The note has an annual interest rate of 15%.  $187,000 of the loan is due on May 31, 2012, and the remaining balance of the loan is due on June 30, 2012.  The loan can be converted into Common Stock at 50% of fair market value or $0.04 per share, whichever is less.

During the nine months ended June 30, 2012, the lender converted $32,400 to 810,000 shares of Common Stock, $110,000 to 55,000 shares of Series D Preferred Stock.  During the nine months ended June 30, 2012, the Company accrued $13,680 interest expense related to this loan.  As of June 30, 2012, the loan principal of $261,186 and accrued interest of $9,205 is currently past due and has not been paid by the Company.

(3)
During the quarter ended June 30, 2012, the Company borrowed an additional $400,000 from Mr. Derrick’s affiliate in (2) above under a promissory note due on July 31, 2012.  The note includes a 10% loan origination fee of $40,000 that was added to the principal of the loan and recorded as a discount, and a 15% annual interest rate.  The loan can be converted into Common Stock at 50% of fair market value or $0.04 per share, whichever is less.  During the nine months ended June 30, 2012, the Company amortized $40,000 of the loan origination fee.  As of June 30, 2012, the principal balance of the note is $440,000 and accrued interest is $4,475.  This note remains unpaid.

(4)
During the quarter ended June 30, 2012, the Company borrowed $30,000 loan from James Dalton, its former Chief Executive Officer, under a promissory note.  The Company paid a $3,000 loan origination fee and the note carries an annual interest rate of 15%.  The loan is due on May 31, 2012.  The loan can be converted into Common Stock at 50% of fair market value or $0.04 per share, whichever is less.  As of June 30, 2012, the principal balance of the note is $33,000 and accrued interest is $990.  This note remains unpaid and is currently past due.

(5)
During the quarter ended June 30, 2012, the Company borrowed $30,000 from Michael Acton, its Chief Financial Officer, under a promissory note.  The Company paid a $3,000 loan origination fee and the note carries an annual interest rate of 15%.  The loan is due on June 30, 2012. The loan can be converted into Common Stock at 50% of fair market value or $0.05 per share, whichever is less.  As of June 30, 2012, the principal balance of the note is $33,000 and accrued interest is $692.  This note remains unpaid and is currently past due.

(6)
During the quarter ended March 31, 2012, the Company borrowed $550,000 from an unrelated party under a promissory note, which included principal of $50,000 assigned from another note (see (2) above).  The $550,000 note is unsecured and is due on April 30, 2012.  The note includes a 10% loan origination fee of $55,000 that was added to the principal of the loan and recorded as a discount, and a 15% annual interest rate.  During the nine months ended June 30, 2012, the Company amortized all of the loan origination fee.  As of June 30, 2012, the principal balance of the note is $605,000 and accrued interest is $30,333.  This note remains unpaid and is currently past due.

(7)
During the quarter ended March 31, 2012, the Company borrowed $300,000 from an unrelated party under a promissory note.  The note is unsecured and was due on April 30, 2012.  The note includes a 10% loan origination fee of $30,000, which was added to the principal of the loan and recorded as a discount on the loan.  The loan also has a 15% annual interest rate.  During the three months ended June 30, 2012, this loan has been extended to a new due date of June 30, 2012, with payment of an additional loan origination fee of $11,000.  Additionally, the principal and accrued interest, and an additional $11,000 of loan origination fee and additional borrowings of $110,000 (including $10,000 loan origination fee in relation to the additional amounts) were rolled into a new convertible loan.  The total amount of the new loan agreement is $460,778 with annual interest rate of 15%.  $115,000 of the loan is due on May 31, 2012, and the remaining balance of the loan is due on June 30, 2012.  The loan can be converted into Common Stock at 50% of fair market value or $0.04 per share, whichever is less.  As of June 30, 2012, the principal balance of the note is $460,778 and accrued interest of $11,275 remains unpaid and is currently past due.

(8)
During the quarter ended March 31, 2012, the Company borrowed $250,000 from an unrelated party.  The $250,000 note is unsecured, has a 12% annual interest rate, and is due June 30, 2012.  As of June 30, 2012, the unpaid principal balance of the note is $250,000 and accrued interest is $14,630.

10.    Derivative Liabilities

As described in Note 9 to these condensed consolidated financial statements, the Company has issued convertible notes.  The Company has determined that these notes are subject to derivative liability treatment and are required to be accounted for at fair value.  The Company has determined the aggregate fair value of the embedded derivative liability represented by these notes as $1,346,174 at June 30, 2012.  The Company has recorded a loss on the change in the derivative liability of $1,320,918 and $1,346,174, for the three months and the nine months ended June 30, 2012, respectively.

The Company estimated the fair value of the embedded derivative using the Black Scholes option pricing model using the following assumptions: conversion price at $0.035 per share; risk free interest rate of 0.09%; expected life of 0.17 years; expected dividend of zero; a volatility factor of 182.71%; and market price on date of grant of $0.07.  The expected life of the notes is equal to the average term of the conversion feature, as allowed for under the simplified method prescribed by Staff Accounting Bulletin 107.  The expected volatility is based on the historical price volatility of the Company’s Common Stock.  The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related conversion feature. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion feature.

As part of the embedded derivative feature contained in the convertible loans, the Company is unable to guarantee that there would be enough shares of stock to settle other “freestanding instruments.”  Accordingly, all warrants and options outstanding or issued during the period ended June 30, 2012 (except for stock options issued to employees) should be measured at their fair value and recorded as additional liability. However, the fair value of these warrants was insignificant at June 30, 2012.

11.   Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred Stock, with a par value of $0.00001 per share.  Pursuant to the Company’s Certificate of Incorporation, the Board of Directors has the authority to amend the Company’s Certificate of Incorporation, without further shareholder approval, to designate and determine the preferences, limitations and relative rights of the Preferred Stock before any issuance of the Preferred Stock and to create one or more series of Preferred Stock, fix the number of shares of each such series, and determine the preferences, limitations and relative rights of each series of Preferred Stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, and liquidation preferences.

Series C Convertible Preferred Stock

On October 4, 2011, the Company issued 480,000 shares of Series C Convertible Preferred Stock (“Series C”) in connection with the patent license agreement settlement (see Note 8, above.)  The par value of the Series C is $0.00001 per share.  The fair market value of the Series C on the date of grant was $682,378.  The value of the Series C was measured based on the value difference of the patents and the Common Stock issued in connection with the patent license agreement settlement.  The Series C is non-voting stock.  Each share of Series C may be converted into 10 shares of Common Stock, provided, however, that a holder may not convert shares of Series C which, upon conversion, would result in the holder becoming the beneficial owner of more than 4.99% of the issued and outstanding Common Stock of the Company.

During the three months ended March 31, 2012, the Company amended the rights and preferences of the Series C as follows:

•
Required payment of dividends at a rate of 8% per annum in either cash or Common Stock at the Company’s discretion.  If paid in Common Stock, the price of the Common Stock will be the average closing price of the last 10 trading days of each quarter; and

•	Permitted conversion of the Series C into Common Stock at any time after June 30, 2012.

During the nine months ended June 30, 2012, the Company accrued, but did not pay $40,432 of dividends associated with the Series C.

Series D Convertible Preferred Stock

On October 4, 2011, the Board of Directors designated 1,000,000 shares of Preferred Stock as “Series D Convertible Preferred Stock” (“Series D”).  As originally designated, the Series D was to be vested immediately upon issuance, and each share of Series D could be converted into 10 shares of Common Stock.  The original designation also provided that the Series D would be non-voting and would not pay a dividend.  In addition, conversion of the Series D was limited to not more than 4.99% of the issued and outstanding Common Stock.

During the three months ended March 31, 2012, the Board of Directors approved the following amendments to the designation of the rights and preferences of the Series D prior to the issuance of any of the shares:

•	Changed the conversion ratio from 10 shares of Common Stock for one share of Series D to 50 shares of Common Stock for each share of Series D;

•	Added an annual dividend rate of 8%, payable quarterly beginning April 1, 2012;

•	Changed the shares from non-voting to voting, on an as-converted basis;

•	Eliminated the 4.99% conversion limitation;

•	Permitted conversion of the Series D, commencing April 1, 2012;

•	Permitted the Company to redeem the Series D shares at a redemption price equal to 120% of original purchase with 15 days notice.

The Company issued 55,000 shares of Series D upon conversion of debt during the three months ended June 30, 2012.  During the nine months ended June 30, 2012, the Company accrued, but did not pay $410 of dividends associated with the Series D.

Liquidation Preference

Upon any liquidation, dissolution or winding up of the Company, before any distribution or payment may be made to the holders of the Common Stock, the holders of the Series C and Series D are entitled to be paid out of the assets an amount equal to $1.00, per share plus all accrued but unpaid dividends.  If the assets of the Company are insufficient to make payment in full to all holders of Preferred Stock, then the assets shall be distributed among the holders of Preferred Stock at the time outstanding, ratably in proportion of the full amounts to which they would otherwise be respectively entitled.

12.   Common Stock

During the nine months ended June 30, 2012, the Company issued the following shares of Common Stock:

•	600,000 shares for settlement under the patent license agreement, with value on the date of grant of $240,000;

•	1,291,611 shares for consulting services, with value on the date of grant of $218,906;

•	600,000 shares for settlement of $312,000 of accrued liabilities;

•
2,000,000 shares in connection with a settlement agreement.  During the fiscal year ended September 30, 2010, the Company granted Class D warrants for the purchase of 1,584,159 shares of Common Stock and Class E warrants for the purchase of 415,841 shares of Common Stock.  During the three months ended March 31, 2012, the Company entered into a settlement agreement with the holders of these warrants to resolve claims of the holders regarding their conversion of shares of Preferred Stock.  Under the settlement agreement, the holders exchanged the Class D and Class E warrants for 2,000,000 shares of Common Stock and the warrants were cancelled.  The Company recognized $500,000 of expense due to the conversion during the quarter ended March 31, 2012; and

•	2,310,000 shares from conversion of a related party short term note payable in the amount of $92,400.

During June 2011, the Company entered into a service contract with its former Chief Executive Officer for services to be rendered from October 2010 through September 2014.  As part of this service contract, the Company issued 4,000,000 shares of restricted Common Stock with a fair value on the date of grant of $1,840,000, as payment for past and future services.  During the nine months ended June 30, 2012, the Company accelerated the vesting of the shares and recognized the residual compensation expense of $1,380,000 related to the issuance of these shares.

During 2010, the Company awarded certain employees restricted stock grants totaling 679,000 shares, valued at $916,650, or $1.35 per share, in connection with their employment agreements.  During the year ended September 30, 2011, the Company reduced the non-vested stock by 42,000 shares due to the change of employment status of several individuals.  During the nine months ended June 30, 2012, the Company recognized $117,187 of compensation expense due to the grant.  As of June 30, 2012, the unrecognized stock-based compensation was $284,713 and will be recognized over the remaining estimated lives of the performance measures.  The weighted average remaining term of the grant is 2 years.

13.   Stock Options and Warrants

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

For the nine months ended June 30, 2012 and 2011, the Company recognized non-cash expense of $2,076,709 and $187,966, respectively, related to the vesting and re-pricing of all stock options and warrants granted in current and prior years.

During the nine months ended June 30, 2012, the Company granted the following stock purchase warrants:

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

•
Warrants for the purchase of 3,600,000 shares of Common Stock to the Company’s former Chairman of the Board of Directors at $0.40 per share, with fair market value on the date of grant of $1,007,564.  The warrants vested immediately and are exercisable through October 3, 2016.  The fair value of the warrants was measured using the Black-Scholes valuation model using the following assumptions: exercise price of the warrants at $0.40; risk free interest rate of 0.40%; expected life of 2.5 years; expected dividend of zero; a volatility factor of 130.61%; and market price on date of grant of $0.40.  Expected volatilities are based on historical volatility of a peer company’s common stock, among other factors. The Company uses the simplified method within the valuation model due to the Company’s short trading history.  The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of grant.

•
Warrants for the purchase of 341,000 shares of Common Stock to an entity that is controlled by our new Chief Executive Officer, in connection with a loan agreement.  The value of the warrants was $107,130 at the grant date.  These warrants are exercisable at a price of $0.44 per share through November 3, 2016.  The fair value of the warrants was measured using the Black-Scholes valuation model using the following assumptions: exercise price of the warrants at $0.44; risk free interest rate of 0.39%; expected life of 2.5 years; expected dividend of zero; a volatility factor of 134.57%; and market price on date of grant of $0.44.  Expected volatilities are based on historical volatility of a peer company’s common stock, among other factors. The Company uses the simplified method within the valuation model due to the Company’s short trading history.  The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of grant. The Company amortizes the expense over the life of the loan.  The Company recognized $107,130 as a loan origination fee related to the grant of the warrants.  See note 9 for details.

During the nine months ended June 30, 2012, the Company re-priced previously granted warrants as follows:

•
Board of Directors – warrants for the purchase of 320,000 shares of Common Stock were re-priced from an original exercise price of $1.25 per share to $0.50 per share, resulting in additional compensation expense of $3,297.

•
Transfer – warrants for the purchase of 750,000 shares of Common Stock were transferred by an executive officer to members of the Company’s Board of Directors; as a result, the Company revalued these warrants and incurred additional compensation expense of $21,765.

During June 2011, the Company entered into a service contract with its former Chief Executive Officer for services to be rendered from October 2010 through September 2014.  As payment for past and future services under this service contract, the Company granted warrants to purchase 3,000,000 shares of Common Stock at an exercise price of $0.50 per share, with a fair value on the date of grant of $791,434.  The fair value of the warrants was measured using the Black-Scholes valuation model using the following assumptions: exercise price of the warrants at $0.50; risk free interest rate of 0.68%; expected life of 2.5 years; expected dividend of zero; a volatility factor of 104%; and market price on date of grant of $0.46.  Expected volatilities are based on historical volatility of a peer company’s common stock, among other factors. The Company uses the simplified method within the valuation model due to the Company’s short trading history.  The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of grant.  During the nine months ended June 30, 2012, the Company accelerated the vesting of the warrants and recognized the residual compensation expense of $593,576 related to the issuance of these warrants.

The following table summarizes information about stock options and warrants outstanding as of June 30, 2012:

Warrants/Options	Number of Shares Issuable Under Options and Warrants	Weighted-Average Exercise Price
Outstanding as of September 30, 2011	10,672,000	$0.58
Granted	6,941,000	$0.42
Exercised	-	-
Exchanged	(2,000,000)	-
Forfeited	(1,747,129)	$0.44
Outstanding as of June 30, 2012	13,865,871	$0.44

As of June 30, 2012, the total aggregate intrinsic value of the outstanding warrants is $0, and the weighted average remaining term of the warrants is 3.37 years.

14.   Segment Information

The Company is organized into three business segments based primarily on the nature of the Company’s products. The Stains and Reagents segment is engaged in the business of manufacturing and marketing medical diagnostic stains, solutions and related equipment to hospitals and medical testing labs.  The CareServices segment is engaged in the business of developing, distributing and marketing mobile health monitoring and concierge services to distributors and customers.  The Chronic Illness Monitoring segment is primarily engaged in the monitoring of diabetic patients on a real time basis.

The following table reflects certain financial information relating to each reportable segment for the three-month and nine-month periods ended June 30, 2012 and 2011:

	CareServices	Stains and Reagents	Chronic Illness Monitoring	Total
Three Months Ended June 30, 2012
Sales to external customers	$66,035	$135,636	$230,625	$432,296
Segment loss	(2,223,137)	(3,629)	(215,940)	(2,442,706)
Segment assets	1,100,539	203,664	778,919	2,083,122
Depreciation and amortization	38,734	11,271	13,837	63,842

Three Months Ended June 30, 2011
Sales to external customers	$80,107	$104,792	$-	$184,899
Segment loss	(2,865,807)	(36,732)	-	(2,902,539)
Segment assets	817,959	397,718	-	1,215,677
Depreciation and amortization	38,589	3,636	-	42,225

Nine months Ended June 30, 2012
Sales to external customers	$190,662	$357,374	$233,743	$781,779
Segment loss	(8,011,028)	(104,968)	(294,166)	(8,410,162)
Segment assets	1,100,539	203,664	778,919	2,083,122
Depreciation and amortization	153,551	40,394	13,837	207,782

Nine months Ended June 30, 2011
Sales to external customers	$247,702	$325,965	$-	$573,667
Segment loss	(6,138,658)	(106,550)	-	(6,245,208)
Segment assets	817,959	397,718	-	1,215,677
Depreciation and amortization	$113,273	$10,791	$-	$124,064

15.   Commitments and Contingencies

The Company leases a CareCenter facility and an office facility with lease contracts expiring in February 2014, and November 2015, respectively.  The Company is also party to two equipment lease contracts expiring in June 2012 and August 2013.  Future minimum rental payments under the non-cancelable operating lease as of June 30, 2012, are approximately as follows:

Lease Obligations
Year Ending September 30:
2012	$36,366
2013	141,497
2014	104,259
2015	87,171
2016	15,970
Total	$385,263

Rent expense related to the CareCenter and office facility leases was approximately $37,415 and $41,329 including base real property taxes for the quarters ended June 30, 2012 and 2011, respectively.  For the nine months ended June 30, 2012 and 2011, this expense was $109,212 and $99,529, respectively.

16.   Fair Value Measurements

GAAP establishes a fair value hierarchy that prioritizes the inputs used to measure fair value (see Note 1). The Company measured the fair values using the hierarchy level as follows:

Level 1	The Company does not have any fair value balances classified as Level 1.
Level 2	The Company’s embedded derivative is measured on a recurring basis using Level 2 inputs.
Level 3	The Company’s goodwill is measured using Level 3 inputs (see note 4).

The Company’s embedded derivative liability is remeasured to fair value at each reporting date until the contingency is resolved.  See Notes 10 and 13 above for more information about this liability and the inputs used for calculating fair value.

17.   Subsequent Event

Subsequent to June 30, 2012, the Company entered the following additional agreements and transactions:

(1)
The Company borrowed $20,000 from its Chief Financial Officer.  The loan is due on August 31, 2012.  The loan carries a 5% loan origination fee and 12% annual interest rate.  If the loan carries longer than 30 days, the loan origination fee will be increased to 10% and added to the principal.  The lender has the right to convert any past due balance of the loan into the Company’s Common Stock at 50% of the market price or $0.05 per share, whichever is less.

(2)
The Company borrowed $325,000 from two unrelated parties.  The loans have an annual interest rate of 12% and include a loan origination fee of $26,000 added to the principal.  These loans will be due on December 31, 2012.

(3)
The Company borrowed $150,000 from two unrelated parties.  These loans are due on August 31, 2012.  The loans carry a 5% loan origination fee and 12% annual interest rate.  If the loans carry longer than 30 days, the loan origination fee will be increased to 10% and added to the principal.  The lenders have the right to convert any past due balance of the loan into the Company’s Common Stock at 50% of the market price or $0.04 per share, whichever is less.

Subsequent to June 30, 2012, the Company amended its agreement with 4G as follows:

(1)	$350,000 in cash (paid $200,000, balance owed is $150,000)

(2)	$50,000 of liabilities payable in cash

(3)	160,000 shares of Series D convertible preferred stock

(4)	Options for the purchase of up to 4,333,333 shares of Common Stock of the Company at $0.10 per share to each of the three sellers, vesting as follows:

•	Options for 433,333 shares vest when an additional 5,000 4G members have been added, or a total of 9,300 members.

•	Options for 433,333 options vest when an additional 5,000 4G members are added, or a total of 14,300 members.

•	433,333 options vest when an additional 5,000 4G members are added, or a total of 19,300 members.

•	And so forth until fully vested.

Subsequent to June 30, 2012, the board of directors approved the following:

(1)
Approved the re-pricing of all outstanding options and warrants previously issued to officers and directors to $0.10 per share.  The trading price of the Company’s Common Stock on the date of such re-pricing as reported by the OTCBB was $0.08.

(2)	Accepted the resignation of James Dalton as Chief Executive Officer and Chairman of the Board of the Company.

(3)	Appointed David G. Derrick as the Chief Executive Officer and as director and Chairman of the Board.

(4)
Approved certain actions below in connection with loans made to the Company by Mr. Derrick and his affiliates in excess of $1,100,000 as of June 30, 2012.  The Company has treated the loans as related party notes payable in the financial statements as of June 30, 2012.  The Board also approved and authorized the following transactions with respect to such loans:

a.	The $748,855 amount loaned by one of Mr. Derrick’s affiliates will be rolled into a $2,000,000 line of credit with the following terms:

•	12% annual interest rate

•	10% loan origination fee paid by issuing 80,000 shares of Series D; provided, that Mr. Derrick shall agree that such shares cannot be converted into Common Stock for 6 months.

•	At anytime, the balance can be converted by the lender or the Company into common shares at $0.05 per share.

•	The effective date of the line of credit will be August 1, 2012.

•	Re-pricing of stock purchase options previously granted to ADP Management Corp., an affiliate of Mr. Derrick, to $0.10 per share.

(5)	The Board also approved the execution of an employment agreement with Mr. Derrick to govern the terms of his employment, to include the following:

a.	A signing bonus of 80,000 Series D shares; provided, however, that the agreement shall provide that such shares cannot be converted into Common Stock until such time as the Company has 20,000 members.

b.
The grant of an option to purchase up to 10,000,000 shares of the Company’s Common Stock at an exercise price of $0.10 per share, vesting at the rate of 1,000,000 shares for every 5,000 members added by the Company during Mr. Derrick’s employment by the Company.

c.	Annual salary of $300,000, plus $15,000 per month of expenses.

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

Recent Developments

We have financed operations primarily through equity security sales and short-term debt.  Accordingly, if our revenues continue to be insufficient to meet our needs, we will attempt to secure additional financing through traditional bank financing or through the sale of equity securities or debt offerings.  However, because of the development stage nature of our business and our current financial condition, our attempts may be unsuccessful in obtaining such financing or the amount of the financing obtained may be inadequate to continue to implement our plan of operations.  There can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering.  In addition, if we only have nominal funds with which to conduct our business activities, this will negatively impact the results of operations and our financial condition.

On March 8, 2012, we acquired 4G Biometrics, LLC, a Texas limited liability company (“4G”).  Pursuant to the acquisition agreement, we acquired 100 percent of the member interests of 4G and 4G will be operated as a wholly owned subsidiary of the Company.  As amended, the purchase price for the member interests of 4G was comprised as follows:

•	$350,000 in cash (as of the date of this report, we have paid $200,000 and the balance owed is $150,000);

•	$50,000 of liabilities payable in cash;

•	160,000 shares of Series D convertible preferred stock;

•	Options for the purchase of up to 4,333,333 shares of Common Stock of the Company at $0.10 per share to each of the three sellers, exercisable once 4G has 4,300 members, as follows:

o	Options for 433,333 shares vest when an additional 5,000 4G members as added, or a total of 9,300 members;

o	Options for 433,333 shares vest when an additional 5,000 4G members are added, or a total of 14,300 members; and

o	Options for 433,333 shares vest when an additional 5,000 4G members are added, or a total of 19,300 members; and

o	so forth until fully vested.

Three of the 4G key managers will continue to manage the operations of 4G under written employment agreements.  In addition, on October 1, 2012, one of the key managers will be appointed to serve as a member of our Board of Directors if 4G has sales of at least $1,000,000 for the nine months ending September 30, 2012.

Under the purchase method of accounting, the total purchase price will be allocated to 4G’s intangible assets based on their estimated fair values as of the closing date of the acquisition.  The excess of the purchase price over intangible assets will be recorded as goodwill.

As of June 30, 2012, the purchase price for 4G reflects a total consideration transferred of $590,000, which has been preliminarily allocated as $479,305 of goodwill and $110,695 of acquired customer contracts.

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

Our strategy is to develop a relationship with third party administrators (TPAs).  TPAs administer the claims, payments, co-pays, and medical coding for self-insured companies.  They effectively act as the medical benefits administrators for their customers, most of which are not large enough to justify a fully operational in-house department.  Our strategy is achieved by demonstrating to the TPA the benefits to be realized by all parties.  We work with a TPA and each of their customers and generate reports regarding claims history and expenses.  The report illustrates how much the insurer can save by taking actions that will result in compliance by following the recommended protocols.  The key to savings is the CareCenter which operates 24/7 and is integral to chronic illness monitoring. The CareCenter is the real-time recipient of the test results.  The patients that are not testing are identified by our CareCenter and this information is passed on to the TPA and the insurer.  In addition, the plan includes direct distribution of diabetic supplies under the 4G Diabetic Wellness Program at costs no more than the customers are currently spending on their diabetic supplies.  Our ultimate objective is to become a chronic illness monitor for the TPA’s customers, measuring not only blood sugar for diabetics, but also blood pressure, weight and blood oxygen.

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

During the nine months ended June 30, 2012, we spent approximately $112,807, compared to $273,611 during the same period in 2011, on research and development (“R&D”).  R&D involved the ActiveOne™, a one-button actuated GPS/Cellular communications device (“Companion Device”) that links to our CareCenter.  This device includes fall detection, Geo Fencing, automatic calls to the CareCenter, text messaging, hands free speakerphone and other features.  Also in development is the ActiveOne+™ (ActiveOnePlus), which will communicate through Bluetooth with the Companion Device.  The wrist device is water resistant, includes fall detection, speakerphone, vibration alerts, audible alerts, and LED’s for status monitoring.  Our goal is to develop a wristwatch-size monitoring device for senior citizens.  The watch will be universal for women and men with an adjustable strap.  The expanded CareCenter and the related products will be developed by our team.  We have identified and are working with several vendors for services that will further our objectives.

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

We believe the CareCenter is the cornerstone of our business.  The CareCenter services include highly trained CareSpecialists to assist the elderly and the chronically ill in managing their daily lives 24 hours per day, seven days per week.  In order for the CareCenter to service our customers, we have developed and continue to develop numerous products designed to assist our customers in maintaining a more active and mobile lifestyle.  The first product that we introduced is the ActiveOne™ device.  The ActiveOne™ is a patented mobile personal emergency response (“PERS”) device that allows the user to contact our CareCenter at the push of a button.  The ActiveOne™ constantly communicates its location to the CareCenter by utilizing GPS technology.  This allows the CareCenter Specialists to constantly help and assist the customers no matter where they may be.  Additionally, the CareCenter monitors the chronically ill with a variety of other products.

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

Chronic Illness Monitoring

Chronic illness monitoring is creating algorithms and software to help individuals with one or more chronic illnesses manage their disease in real time.  The CareCenter will assist the individual by alerting them when predefined protocols and specifications are not within established limits and criteria.

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

Inventories

Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out (“FIFO”) method. Reagent inventories consist of raw materials, work-in-process, and finished goods.  CareServices inventory consist of ActiveHome inventories.  Chronic Illness Monitoring inventory consist of diabetic supplies.  Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.  Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable value could change in the near term.

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

Leased Equipment

Our leased equipment is stated at cost less accumulated depreciation and amortization.  We amortize the cost of leased equipment on the straight line method over thirty nine months, which is the estimated useful life of the equipment.  Amortization of leased equipment is recorded as cost of sales.

Revenue Recognition

Our revenue has historically been from two sources: (i) sales from CareServices; (ii) sales of medical diagnostic stains from our Stains and Reagents segment; (iii) sales of Chronic Illness Monitoring services and supplies.

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

Customers order diagnostic stain product lines by purchase order.  We do not enter into long-term contracts for Stains and Reagents sales.  Stains and Reagents sales were $135,636 for the quarter ended June 30, 2012.  All Stains and Reagents sales are made with net 30-day payment terms.

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

We enter into agreements with self-insured companies (“Customers”) to lower medical expenses by distributing diabetic testing supplies to their employees (members) and monitoring their test results.  The Customers are obligated to pay for the supplies that we distribute to the members on a quarterly basis.  The term of these contracts is one year and unless terminated by either party, will automatically renew for another year.

The Chronic Illness Monitoring segment sales for the quarter ended June 30, 2012 were $230,625.  All of our Chronic Illness Monitoring sales are made with net 30-day payment terms.

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

Results of Operations

Three Months Ended June 30, 2012 and 2011

Net Sales

During the fiscal quarter ended June 30, 2012, we had net sales of $432,296, compared to $184,899 in the fiscal quarter ended June 30, 2011.  Stains and Reagents revenue accounted for $135,636 and $104,792 in the quarters ended June 30, 2012 and 2011, respectively.  CareServices revenues, including revenue for the ActiveOne™ service, accounted for $66,035 and $80,107 of the total revenues in the quarters ended June 30, 2012 and 2011, respectively.  Chronic Illness Monitoring revenue accounted for $230,625 and $0, in the quarters ended June 30, 2012 and 2011, respectively.  The reason for the total revenue increase is due to increased sales of Stains and Reagents to distributors and the acquisition of the Chronic Illness Monitoring segment during the quarter ended June 30, 2012.

Cost of Revenue

Cost of revenue totaled $428,632 in the fiscal quarter ended June 30, 2012, compared to $262,436 for the quarter ended June 30, 2011.  During the quarter ended June 30, 2012, of the total cost of revenues, Stains and Reagents accounted for $94,330, CareServices accounted for $165,038, and Chronic Illness Monitoring accounted for $169,264.  In comparison, during the fiscal quarter ended June 30, 2011, Stains and Reagents accounted for $89,550, CareServices accounted for $172,886, and Chronic Illness Monitoring accounted for $0.  The increase of the total cost of revenue in the quarter ended June 30, 2012, is higher sales of Stains and Reagents and the acquisition of the Chronic Illness Monitoring business.

Research and Development Expenses

During the quarter ended June 30, 2012, we incurred research and development expenses of $63,906, compared to $45,601 in research and development expense incurred during the fiscal quarter ended June 30, 2011.  Research and development expenses in the quarter ended June 30, 2012, were higher than the prior year period due to development of the Chronic Illness Monitoring segment during the quarter ended June 30, 2012.

Selling, General and Administrative Expenses

During the three months ended June 30, 2012, selling, general and administrative expenses totaled $838,167, compared to $2,681,098 in the same period one year ago.  The decrease is due to the decrease of non-cash compensation expenses during the current period.  For the quarters ended June 30, 2012 and 2011, the non-cash expense associated with the issuance of stock and warrants totaled $61,653 and $1,904,687, respectively.

Other Income and Expense

Derivative loss was $1,320,918 and $0, in the quarters ended June 30, 2012 and 2011, respectively.  We have borrowed increasing amounts under convertible debt instruments, which are recorded as derivative liabilities.  Interest expense was $223,400 and $98,728 in the quarters ended June 30, 2012 and 2011, respectively.  The increase was due to the accrued loan origination fees and interest related to the loans obtained during the quarter ended June 30, 2012.

Net Loss

We had a net loss for the three months ended June 30, 2012, totaling $2,442,706, compared to a net loss of $2,902,539 for the same period one year ago.  This decrease in net loss is due to the items described above.

Dividends on Preferred Stock

We accrued $14,057 of dividends on Series C and Series D for the three months ended June 30, 2012, compared to $0 for the same period one year ago during which there were no shares of Preferred Stock outstanding.

Nine months Ended June 30, 2012 and 2011

Net Sales

During the nine months ended June 30, 2012, we had net sales of $781,779, compared to $573,667 in the nine months ended June 30, 2011.  Stains and Reagents revenue accounted for $357,374 and $325,965 in the nine months ended June 30, 2012 and 2011, respectively.  CareServices revenues, including revenue for the ActiveOne™ service, accounted for $190,662 and $247,702 of the total revenues in the nine months ended June 30, 2012 and 2011, respectively.  The revenue of Chronic Illness Monitoring accounted for $233,743 and $0 for the nine months ended June 30, 2012 and 2011, respectively.  The reason for the total revenue increase is due to increased sales of Stains and Reagents and increased revenue from the newly acquired Chronic Illness Monitoring segment during the nine months ended June 30, 2012.

Cost of Revenue

Cost of revenue totaled $957,424 in the nine months ended June 30, 2012, compared to $789,475 for the nine months ended June 30, 2011.  During the nine months ended June 30, 2012, of the total cost of revenues, Stains and Reagents accounted for $291,137, CareServices accounted for $495,743, and Chronic Illness Monitoring accounted for $170,544, respectively.  During the nine months ended June 30, 2011, Stains and Reagents accounted for $285,875, CareServices accounted for $503,600, and Chronic Illness Monitoring accounted for $0, respectively, of cost of revenue.  The increase of the cost of revenue between the comparable periods is due to increased sales of Stains and Reagents and Chronic Illness Monitoring during the nine months ended June 30, 2012.

Research and Development Expenses

During the nine months ended June 30, 2012, we incurred research and development expenses of $112,807 compared to $273,611 in research and development expense incurred during the nine months ended June 30, 2011.  Research and development expenses in the nine months ended June 30, 2012 were lower than the prior year period when we incurred expenses related to the development of the ActiveOne+™.

Selling, General and Administrative Expenses

During the nine months ended June 30, 2012, selling, general and administrative expenses totaled $6,316,341 compared to the same period one year ago, which totaled $5,592,111.  For the nine months ended June 30, 2012 and 2011, the non-cash expense associated with the issuance of stock and warrants of $4,185,673 and $3,561,287, respectively.  The increase is due primarily to acceleration of non-cash compensation granted to our former Chief Executive Officer during the nine months ended June 30, 2012.

Other Income and Expense

Derivative loss was $1,346,174 and $0 in the nine months ended June 30, 2012 and 2011, respectively.  We have increased borrowings under convertible debt instruments, which are recorded as derivative liabilities.  Interest expense was $459,297 and $110,224, in the nine months ended June 30, 2012 and 2011, respectively.  The increase was due to accrued loan origination fees and interest related to the loans obtained during the nine months ended June 30, 2012.  Other expenses were $0 and $50,000 for the nine months ended June 30, 2012 and 2011, respectively.  The decrease in the current period is due to the impairment of investment in Vista Therapeutics during the nine months ended June 30, 2011.

Net Loss

We had a net loss for the nine months ended June 30, 2012 totaling $8,410,162, compared to a net loss of $6,245,208 for the same period one year ago.  This increase in net loss is due to the items described above.

Dividends on Preferred Stock

We accrued $40,842 of dividends on Series C and Series D Preferred Stock for the nine months ended June 30, 2012, compared to $0 of for the same period one year ago.  This increase is due to issuance of Series C and Series D Preferred Stock with dividends during the nine months ended June 30, 2012.

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

At June 30, 2012, we had cash of $76,916, compared to cash of $178,131 at September 30, 2011.  At September 30, 2011, we had a working capital deficit of $1,148,916, compared to a working capital deficit of $4,858,133 at June 30, 2012.  The decrease of cash was due to negative cash flow from operating activities during the nine months June 30, 2012, compared to the fiscal year ended September 30, 2011.  The increase of capital deficit was due to increased liabilities during the nine months ended June 30, 2012 and fiscal year ended September 30, 2011.

During the nine months ended June 30, 2012 and 2011, operating activities used cash of $1,928,486 and $2,285,505, respectively.  The decreased cash used in operating activities was due to stretching out payment schedule of accounts payable during the nine months ended June 30, 2012, compared to the same period in 2011.  Investing activities for the nine months ended June 30, 2012 and 2011, used cash of $207,729 and $333,977, respectively.  The decreased use of cash in investing activities was due to the addition of fixed assets and leased equipment during the nine months ended June 30, 2011.  Financing activities for the nine months ended June 30, 2012 and 2011, provided cash of $2,035,000 and $1,224,002, respectively.  The increase was due to the short-term loans secured during the nine months ended June 30, 2012.

For the nine months ended June 30, 2012, we had a net loss of $8,410,162 and negative cash flows from operating activities totaling $1,928,486, compared to a net loss of $6,245,208 and negative cash flows from operating activities of $2,285,505 for the nine months ended June 30, 2011.  The increase in net loss and decrease of cash flow deficit from operating activities was due primarily to the higher non-cash compensation expenses incurred during the nine months ended June 30, 2012.

As of June 30, 2012, we had an accumulated deficit of $33,387,279 compared to $24,936,275 at September 30, 2011.  Stockholders’ deficit at June 30, 2012 was $3,262,811, compared to stockholder’s deficit of $541,388 at September 30, 2011.  These changes were due to continued negative cash flow from operating activities during the nine months ended June 30, 2012.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period, our disclosure controls and procedures were not effective, for the reasons discussed below.

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

Management has not made any correcting changes to Internal Control over Financial Reporting and the above material weaknesses remain at June 30, 2012.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the nine months ended June 30, 2012, we issued the following shares of Common Stock without registration under the Securities Act of 1933 (the “Securities Act”):

•	600,000 shares to the licensor under a patent license agreement in settlement of amounts owed by the Company under the agreement, valued on the date of grant at $240,000;

•	1,641,611 shares for consulting services, with value on the date of grant of $508,406; and

•	2,000,000 shares for a settlement agreement, with value on the date of grant of $500,000.

We also issued shares of Preferred Stock without registration under the Securities Act during the nine months ended June 30, 2012, as follows:

•	480,000 shares of Series C Preferred Stock in connection with a patent license agreement settlement. The value of the Series C Preferred Stock on the date of grant is $682,378; and

•	55,000 shares of Series D Preferred Stock for debt conversion, with value on the date of grant of $110,000.

The securities issued in the above transactions were not registered under the Securities Act in reliance upon exemptions from registration under Section 4(2) of the Securities Act and rules and regulations promulgated thereunder.

Item 3.     Defaults Upon Senior Securities

None.

Item 5.      Other Information

None.

Item 6. Exhibits

Exhibit Number                                                                Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

ActiveCare, Inc.

/s/ David G. Derrick
David G. Derrick Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

Date: August 20, 2012

/s/ Michael G. Acton
Michael G. Acton Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 20, 2012