Form 10-K
period 2012-09-30
ACTIVECARE, INC.
filed 2013-01-15
CIK 1429896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 30, 2012 was approximately $3.4 million, based on the average bid and asked price on that date.

There were 46,507,271 shares of the registrant’s common stock outstanding as of January 15, 2013.

Documents Incorporated by Reference

None.

Transitional Small Business Disclosure Format (Check one):  Yes     ☐      No ☑

ACTIVECARE, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2012

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

Item 1.  Business

Background

ActiveCare, Inc. (the “Company” or “ActiveCare”) was formed March 5, 1998 as a wholly owned subsidiary of SecureAlert, Inc. [OTCBB: SCRA.OB], a Utah corporation, formerly known as RemoteMDx, Inc. (“SecureAlert”).  We were spun off from SecureAlert in February 2009, through the pro-rata distribution of approximately 1,421,667 shares of our common stock to the shareholders of SecureAlert.  Following the distribution of our shares, SecureAlert retained no ownership interest in ActiveCare.  Furthermore, effective July 15, 2009, we changed our name to ActiveCare, Inc., and our state of incorporation to Delaware. Our fiscal year ends on September 30.

In this Annual Report on Form 10-K, unless indicated otherwise, references to “dollars” and “$” are to United States dollars.

We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business, including, without limitation, “CareCenter,” “4G,” “Green Wire,” “ActiveOne,” “ActiveOne+,” “ActiveHome,” “ActiveCare” and the stylized “ActiveCare” logo.  Solely for convenience, some of the trademarks, service marks and trade names referred to in this Report are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trademarks, service marks, trade names and domain names. The trademarks, service marks and trade names of other companies appearing in this Report are, to our knowledge, the property of their respective owners.

General

Our original business was the manufacture and distribution of medical diagnostic equipment and laboratory stains and solutions. From that beginning, the Company moved to a strategy to cater to and assist the elderly with the primary objective of enabling them to remain in their own homes for longer periods of time. The primary focus for ActiveCare is on markets addressing chronic conditions and disease states.  Remote patient monitoring (“RPM”) is a technology to enable monitoring of patient vital signs and physical functions outside of conventional clinical settings (e.g., in the home, work or travel).  Physiological data such as blood sugar levels, blood pressure, pulse rate, and blood oxygen levels are collected by sensors on medical peripheral devices.  Examples of these devices are glucometers, blood pressure cuffs, and pulse oximeters.  The data is stored for future assessment or transmitted to healthcare providers or third parties via wireless telecommunication devices.  Disease states targeted by RPM technology providers typically include diabetes, congestive heart failure, sleep apnea, activity monitoring and diet management.  We believe that we can improve the lives of the chronically ill and the elderly through the use of technology, while reducing the cost of care.  Central to these efforts is our state-of-the-art “CareCenter.”  This service is designed to monitor and track patients’ health conditions and chronic illnesses on a real time basis.  As part of these efforts we have staffed this sophisticated CareCenter with highly trained specialists to assist the elderly in managing their daily lives 24 hours per day, seven days per week.  In order for the CareCenter to service our customers, we have developed and continue to develop numerous products designed to improve the health of the chronically ill and to enable the elderly to maintain a more active and mobile lifestyle.

Two acquisitions were made during the fiscal year 2012, 4G Biometrics, LLC (“4G”) and Green Wire, LLC and affiliates (“Green Wire”).  4G expanded our penetration into the health monitoring market whereby ActiveCare can monitor members’ diabetic and other chronic illness parameters utilizing the Company’s CareCenter capabilities. The Green Wire acquisition brought the Company thousands of new Personal Emergency Response System (“PERS”) members and a proven marketing mechanism whereby we will continue to both grow and upsell our portfolio of products to existing clients. These two acquisitions are central to our strategic plan.

There are obvious problems associated with aging.  According to a 2004 presentation to the American Telemedicine Association, approximately one in every four Americans suffers from a chronic illness, which typically becomes more severe and prominent with age.  The demographics of chronic illnesses include over 15 million people with diabetes and close to 14 million with coronary heart disease (according to reports published by the American Heart Association), as well as over 10 million with osteoporosis (according to a study by the University of Maryland Medical Center).  According to studies published in the IBM Systems Journal in 2007 and one conducted by heart specialists from Columbia Presbyterian Medical Center Cardiac Transplant Service, significant cost savings can be realized by the daily monitoring of the chronically ill.

With U.S. healthcare costs spiraling upward, we believe that cost containment is a primary issue facing the industry. These escalating costs will only intensify during the 21st century as the baby-boom generation ages.  As of 2000, 35 million Americans were 65 years of age or older, and this number is projected to increase to 55 million by the year 2020, according to a study by the U.S. Department of Health and Human Services.1  By that year, one in six Americans will be over the age of 65 and by the middle of the century, the number of elderly could reach more than 86 million people, more than double the present number.  With an aging population, and because approximately 80% of healthcare costs occur in the last two years of life, according to an article published in the National Review Online, the nation is in dire need of viable cost-saving options for health care.

We believe that “Aging in Place” – the ability to age in your own home with the proper care services and monitoring of health and wellness needs – will significantly mitigate health care costs for the elderly.  Through the technologies we are developing, we believe we can both enhance the lives of the elderly and enable them to live more “normal” lifestyles by providing them mobility and peace of mind with the knowledge that their vital signs are being monitored and their locations are known at all times.  At the same time we can save millions of dollars in the health care sector as we identify problems and issues before they become crises.

We believe that through the technologies we have already developed and are continuing to develop, we can enhance the lives not only of the growing elderly segment of today’s population, but also the lives of other segments of the population, such as those with chronic illnesses.  The CareCenter is staffed around the clock with advisors that receive calls originating from our clients who utilize our products.  Our services enhance our clients’ mobility and provide peace of mind because they know that their vital signs are being monitored and their locations are known at all times.  We can immediately communicate with them and emergency personnel in times of need and communicate their location and an abbreviated medical history.

Our Product Strategy

Our product/service strategy falls into three distinctly different categories; chronic disease monitoring, personal emergency response systems, and hospital readmission reduction.

Chronic Illness Monitoring

The Company is focused on RPM for chronic diseases and physical conditions.  Our technology enables the monitoring of patient vital signs, and physical activity, function and condition outside the conventional clinical setting, in homes, at work, or otherwise on the move.  We collect physiological data such as blood sugar levels, blood pressure, pulse rate, and blood oxygen levels using medical peripheral devices, which is then accessible to our monitoring CareCenter and can be shared with healthcare providers, family members and caregivers.

PERS have been around for 30 years. They serve a purpose, but their effectiveness is basically limited to homebound individuals wearing or within reach of a signal device. We encompass this market but have also expanded it to the more mobile members of the population.  Our customers are not restricted by use of a device with only limited range.  Using a combination of cellular, fall detection, and Global Positioning System (“GPS”) capabilities, our ActiveOne mobile device enables connectivity to our CareCenter 24 hours a day with the simple push of a button regardless of the user’s location. The ActiveOne transmitter can be worn on a neck pendant or on a belt or carried in a purse, and sends a cellular signal to our CareCenter transmitting the user’s location.  When the wearer of the device pushes the activation button, or if the device detects a fall, it immediately initiates a call to the CareCenter.  The 911-trained CareCenter specialist can speak with the client and provide necessary assistance with everyday living needs of or, in an emergency situation, evaluates the situation and decides whether to call emergency services and/or a designated friend or family member.

1 Copies of this and other studies, reports, articles and presentations referenced in this section of our report on Form 10-K are on file with the Company.

With the routine use of a cellular glucometer that is electronically linked to the CareCenter, our members can have their blood glucose levels captured and monitored on a real time basis. This information gathering capability enables our trained staff to anticipate and, in many cases, prevent, catastrophic situations that can develop from out-of-compliance blood glucose levels.  We are in the early stages of developing the capability to monitor other chronic diseases and we anticipate that this telehealth capability will become an integral part of future ActiveCare product offerings.  In the course of developing these additional product offerings, we have had to develop our own proprietary software to transmit, gather, sort, and report all of the data points.

Use of our products and services should reduce hospital readmissions, as compliance with treatment protocols and general health conditions are routinely monitored and improved.

ActiveOne™

Under the trademark ActiveOne, we have developed a product that incorporates GPS, cellular capability, and fall detection, all of which are connected to a 24-hour care center with the push of a button.  The transmitter can be worn on a neck pendant or belt clip, or carried in a purse, and it sends a cellular signal to our CareCenter.  When the wearer of the device pushes the button, the staff at the CareCenter evaluates the situation and decides whether to call emergency services or a designated friend or family member.

By way of explanation, GPS technology utilizes highly accurate clocks on 24 satellites orbiting the earth owned and operated by the United States Department of Defense.  These satellites are designed to transmit their identity, orbital parameters and the correct time to earthbound GPS receivers at all times.  Supporting the satellites are several radar-ranging stations maintaining exact orbital parameters for each satellite and transmitting that information to the satellites for rebroadcast at frequencies between 1500 and 1600 MHz. A GPS receiver (or engine) scans the frequency range for GPS satellite transmissions. If the receiver can detect three satellite transmissions, algorithms within the engine deduce its location, usually in terms of longitude and latitude, on the surface of the earth as well as the correct time. If the receiver can detect four or more GPS satellite transmissions, it can also deduce its own elevation above sea level.  The effectiveness of GPS technology is limited by obstructions between the device and the satellites and, therefore, service can be interrupted or may not be available at all if the user is located in the lower floors of high-rise buildings or underground.  The incorporation of GPS and mapping technology in our ActiveOne and other devices allows us to ascertain the exact location of the user or wearer of our device, subject to the limitations discussed above.

Currently, there are separate products on the market that provide service to the PERS industry and products that provide fall detection, geographical location, and clinical health parameters.  However, we believe that no product on the market today has successfully integrated all of these technologies in a single effective device.  Further, none of the current solutions in the market focus on providing CareServices – assistance with everyday needs – as an alternative to costly assisted living or in-home care services as we do.  We feel that it is imperative to bring such a solution to the market.

With the prevalence of cellular phone use by the senior population, our product can replace the customer’s existing cellular service and add the life-saving features of fall detection, geo-tracking, and one button connectivity to our CareCenter specialists.  We offer service plans ranging from basic emergency service to personal concierge services.  In the future, we plan to offer these services via an application on a smart phone and through tablets and other mobile devices.

ActiveHome™

We have launched a comprehensive in-home wellness solution that complements and integrates with our current CareCenter service and ActiveOne™ mobile health product. The ActiveHome™ solution integrates several in-home health and wellness monitoring and convenience products and services to ensure members’ well-being, safety and convenience.  The ActiveOne™ Monitoring System is a combination of smart home and monitoring technology, allowing members to turn all the lights out in their house and lock the doors with the press of a single button.  Sensors check for normal routines at home.  For example, if the refrigerator or cabinets haven’t been opened as expected, if a member has been sitting or sleeping for an unusual length of time, or if the stove is left on, there may be a problem and a CareSpecialist will immediately contact the member.  ActiveCare’s mobile technology allows CareCenter specialists to locate the members, speak with them, and provide needed assistance no matter where they may be.  This combination of mobile and in home technology provides a complete level of care, fulfilling the needs of the growing senior marketplace.

CareCenter

The central point of our product offerings is our state-of-the-art CareCenter.  Our CareCenter is staffed 24x7 with CareCenter specialists who are 911-certified and trained.  In addition, we have nurses on duty and on call that are available to assist with medical issues or questions.  Our CareCenter specialists and CareCenter provide services ranging from responding to fall alerts detected and communicated by our devices, to full service concierge services.  The staff at the CareCenter provides assistance with everyday living needs of our members, and in an emergency situation, the 911 trained CareSpecialist evaluates the situation and decides whether to call emergency services and/or a designated friend or family member.

In contrast to a typical monitoring center, our CareCenter is equipped with hardware and software that pinpoints the location of the incoming caller by utilizing GPS and/or cellular triangulation technology.  This capability is referred to as “telemetric”.  The operator (or CareSpecialist) can locate the caller’s precise location on a detailed map.  In addition, the CareCenter’s software will identify the caller, access the individual’s medical information, and provide location services, emergency dispatch, and medical history to emergency responders.  We believe the CareCenter is and will be the cornerstone of our business and will support current technology as well as evolve to support the integration of future technologies.

ProActiveCare

Through the unique offerings of our CareCenter, we are expanding our market to include discharge planning, customized disease management programs, and follow-up care.  Our products and services allow us to provide a unique coordination role with the patients, their healthcare providers, and their families.  In this arena, the Company believes that we can help reduce the cost of care by minimizing hospital readmissions for those recently released from a hospital and help avoid hospitalizations of persons with chronic illnesses.

Reductions in hospital readmissions (also referred to as rehospitalizations) have been identified as a source for reducing Medicare spending.  The Medicare Payment Advisory Commission (MedPAC) reported that in 2005, 17.6% of hospital admissions resulted in readmissions within 30 days of discharge, 11.3% within 15 days, and 6.2% within 7 days.  In addition, variation in readmission rates by hospital and geographic region suggests that some hospitals and geographic areas are better than others at containing readmission rates.  People who are readmitted to the hospital tend, among other things, to be older and to have multiple chronic illnesses.  Yet much is unknown about which patient characteristics result in a higher probability of a hospital readmission.  Some policy researchers and health care practitioners assert that the relatively high readmission rates for patients with chronic illness and others may be due to various factors, such as (1) an inadequate relay of information by hospital discharge planners to patients, caregivers, and post-acute care providers; (2) poor patient compliance with care instructions; (3) inadequate follow-up care from post-acute and long-term care providers; (4) variation in hospital bed supply; (5) insufficient reliance on family caregivers; (6) the deterioration of a patient’s clinical condition; and (7) medical errors.

We are currently testing our Guardian Angel Discharge support program in which the CareCenter and ActiveOne are used to provide two-way communications between a patient and a caregiver or healthcare provider.  The service provides detailed patient health surveys based on medically derived protocols, the collection of biometric data, and wellness checks.

Our Growth Strategy

Our plan is to continue to invest monies into research and development, and patent filings, as we broaden the services offered by our CareCenter.  Eventually we intend to add to the functionality of the ActiveOne to allow for vital sign monitoring for the chronically ill and additional services to assist both the mobile and homebound seniors, including those who may require a personal assistant to determine their location at any given time and to check on them during the day to ensure their safety and well being.

Marketing

We market our products through a number of distribution channels including to self-insured employers, direct-to-consumer, medical device and equipment distributors, and health care providers and other caregivers.

Self-Insured Companies

As a result of the acquisition of 4G, we expanded our fundamental business to include the monitoring of the well being of the rapidly growing number of diabetics in this country.  This business integrates well with our broader view towards furthering the improved health of the total population.

Our strategy is to develop a relationship with third-party administrators (TPAs).  TPAs administer the claims, payments, co-pays, and medical coding for self-insured companies.  They effectively act as the medical benefits administrators for their customers, most of which are not large enough to justify a fully operational in-house department.  Our strategy is achieved by providing to a TPA specific information related to the benefits to be realized by all parties, which, in most cases is substantial. Once the first customer of the TPA becomes part of the program, the key to monetary savings is the CareCenter, which operates 24/7 and is integral to chronic illness monitoring. The CareCenter is the real-time recipient of all test results which are delivered using state-of-the-art cellular glucometers. This information is gathered, sorted and reported. Each diabetic is then placed into one of three categories: (1) in compliance, (2) out of compliance, or (3) not testing. This information, which neither the TPA nor the customer has ever before seen, is then delivered to the TPA and the customer. The ultimate objective of this categorization is to increase the percentage of diabetics who are “in compliance”, which has been proven to be a major factor in reducing the cost of claims based on statistical history. Once the TPA recognizes the benefits to be realized from this information for one or more patients, it is a natural progression to add the rest of the TPA’s customer base to ActiveCare monitoring.

Our ultimate objective is to become a chronic illness monitor for the TPA’s customers, measuring not only blood sugar for diabetics, but also blood pressure, weight, and blood oxygen levels.

Direct-to-Consumer

We sell our PERS products and services directly to consumers through GWire Corporation, one of our subsidiaries.  We use an in-house outbound call center that focuses on selected lists and makes calls to targeted customers.  A qualified customer contacted by the call center is then transferred to an employee who helps identify the specific needs of the customer and arranges payment and shipping options.

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

Healthcare Providers/Caregivers

We believe that caregivers will be an important outlet for our products and services.  Caregivers include home health agencies, hospice organizations, skilled nursing facilities, hospitals and physician offices.  Often the patient is reluctant to purchase the product on their own volition.  With the counseling of the caregiver, the patient and or the family member may be more accepting of the product.  We are initiating tests with healthcare providers in the skilled nursing and hospice categories.

Research and Development Program

ActiveOne+

ActiveOne+ is the second-generation PAL (“Personal Assistance Link”) handset, which includes one button connection to the CareCenter, GPS locating and fall detection technology; all in one unit.  The ActiveOne+ features enhanced fall detection technology to better detect when a fall occurs as well as enhanced locating technology that combines both GPS and cellular triangulation and allows our CareCenter to locate a member within several meters, 24 hours per day, 7 days a week, to better respond to any emergency condition.  In addition, the ActiveOne+ has built-in receptors utilizing Bluetooth technologies to accommodate body-worn devices that can communicate vital sign data to the CareCenter.  We have obtained FCC certification for ActiveOne+.

During the year ended September 30, 2012, we spent approximately $123,734, compared to $321,245 for the year ended September 30, 2011, on research and development (“R&D”) related to the ActiveOne, a one-button actuated GPS/Cellular communications device (“Companion Device”) that links to our CareCenter.  This device includes fall detection, Geo Fencing, automatic calls to the CareCenter, text messaging, hands free speakerphone and other features.  The ActiveOne+ is a water resistant wrist device that includes fall detection, speakerphone, vibration alerts, audible alerts, and LED’s for status monitoring.  It communicates through Bluetooth with the Companion Device. Our goal is to develop this wristwatch-size monitoring device primarily for senior citizens.  The watch is universal for women and men with an adjustable strap.  The expanded CareCenter and the related products will be developed by our team.  We have identified and are working with several vendors for services that will further our objectives.

Chronic Illness Monitoring

Chronic illness monitoring involves the use of biometric monitoring devices in combination with proprietary data and algorithms to assess and predict the wellbeing of an individual under care.  Individual care profiles are created through the aggregation of personal health and medical claims information from multiple data sources.  Real-time biometric readings for blood glucose levels, blood pressure, heart rate, weight, tidal volume and other vital readings are captured over time and added to the existing personal information.  This unique data set may now be used for proactive care protocols, care provider alerts to elevated readings, and behavioral intervention prior to crisis events.

Technology to facilitate data driven chronic illness monitoring consists of three components: (1) biometric monitoring devices, (2) medical and claims data aggregation, and (3) algorithms for the analysis of the data.  Biometric monitoring devices are provided by numerous medical hardware providers, and provide a wide range of features and functionality.  ActiveCare is agnostic to any specific device requirement, and has as a core competency the ability to integrate to and capture data from any 510(k) or HL7 compliant monitoring device (see “Regulatory Matters”).  Strategic relationships have been created with technology and market leaders, and evaluation of new and emerging technology partners is ongoing.  Medical and claims data is aggregated from multiple source providers using a proprietary application programmatic interface and data storage architecture.  This data is analyzed to identify individual care needs of those entering the program.  Monitoring alerts, predictive informatics and individual care plans are created and managed using the ActiveCare technology platform.  Care for chronic conditions may now be performed in real-time, and outcomes may be measured on both a medical and claims cost basis.

During the year ended September 30, 2012, we spent approximately $63,496, compared to $0 for the year ended September 30, 2011, on R&D for chronic illness monitoring related to the development of prototype methods and systems for the capture and analysis of data, as well as the development of scalable architectures to migrate to production applications and deployments.  ActiveCare will continue to identify claims and medical data sets as well as analytical and informatics technologies that advance our ability to provide unique services.  Core competency will continue to evolve in the methods and technologies for data analytics and predictive informatics.

Competition

We anticipate that the primary growth segment for ActiveCare for 2013 and 2014 will be the markets addressing chronic conditions and disease states.  Remote patient monitoring (“RPM”) is a technology to enable monitoring of patients’ vital signs and physical functions outside of conventional clinical settings (e.g. in the home, at work or while traveling).  Physiological data such as blood sugar levels, blood pressure, pulse rate and blood oxygen levels are collected by sensors on medical peripheral devices. Examples of these devices are glucometers, blood pressure cuffs and pulse oximeters. The data is stored for future assessment or transmitted to healthcare providers or third parties via wireless telecommunication devices.  Disease states targeted by RPM technology providers typically include diabetes, congestive heart failure, sleep apnea, activity monitoring, and diet management.

Over the past decade technology device manufacturers have rushed to provide peripheral devices to capture data rather than provide any assessment or intelligence regarding the data being captured.  In most cases the data captured remains static on the peripheral device or data capture system, providing little to no perspective on the current and recent condition of the patient.  In cases in which the data are utilized, the application of that data is typically limited to the “point of care” or physicians’ office.  The ActiveCare solution is a complex combination of components that provide an overall care system.  The analysis of the competitive landscape will focus on six primary market segments representing the primary components of the ActiveCare system, noting the strengths of the leaders in each segment and implications to ActiveCare.

Legacy Consumer Oriented Monitoring and Communications Device Providers

Overview - While not a primary threat to the ActiveCare business model, several leading providers of health care technologies have targeted the patient monitoring market and made significant investments in pursuing the segment.  The primary business focus of these companies is high-end diagnostics equipment, point of care technologies, and health information technologies.  While the investments in telehealth technologies have totaled significant dollars they represent a very small component of these competitors’ overall business in the health care segment.  The approach to entering market has typically been to acquire an existing technology and attempt to distribute that technology through existing distribution channels in complement to primary offerings.  Examples of providers in this segment include:

•	Phillips – Telestation
•	Bosch - HealthStation
•	Honeywell – Genesis

Strengths – The strengths of this segment are the competitors’ overall position in the health care market, existing distribution channels and availability of capital to fund and pursue future opportunities.

Weaknesses – The value proposition of the providers in this segment has been focused on providing a consumer-based platform for “telemedicine,” or providing care to a patient not at the same location as the provider of care.  Solutions have been an extension of the videophone concept, and in some cases have included connectivity to blood pressure and blood oxygen measuring peripherals. The weaknesses in the execution of this approach include:

•	The market / product strategy has been as a tertiary complement to the core business, lacking focus on execution.
•	The business model has been hardware based, focusing on the product as a “part” of the primary hardware business.
•	Solutions have been limited to facilitating the moment of care, and do not capture or make data available for later assessment.
•	Products have been based on legacy technologies, lacking ease of use and rich functionality.
•
Revenue models have been based on sources outside of the primary economics of health care; federal and state funded grants, patient payer, and as a bundled component of a sponsoring product line or business.

Summary – ActiveCare does not directly compete with the offerings in this segment. The possible threat is based on the competitors’ reassessment of strategy in this market and the ability to fund and customize products. If they follow past patterns, we believe that ActiveCare would be a prime candidate for partner relationship or acquisition by one of these competitors to gain an immediate presence in a more viable business model.

Current Consumer Peripheral Monitoring Device Providers

Overview – Competitors in this segment have specialized in the delivery of low cost diagnostic peripherals for measuring blood pressure, weight, pulse rate, blood sugar and activity.  Examples include:

•	A and D Medical
•	Foracare

Strengths – These competitors have refined the product requirements to meet the needs of the market.  Products are easy to use and accurately capture vitals and metrics.  In the past five years significant effort has been made to lower the cost of products as they compete more on cost rather than functionality or other benefits.

Weaknesses – These products continue to evolve as commodity offerings, differentiating on price rather than any other feature.  Solutions have been targeted on facilitating the moment of care, and lack complementing strategies to make data for later assessment.

Summary - Currently this segment provides key partnerships for ActiveCare.  They facilitate the means of capturing patient data with an easy to use, low cost offering.  While some devices have been innovative (e.g. the Telcare blood glucose monitor with embedded cellular communications, for example) strategies continue to focus primarily on the manufacture and sale of hardware components.

Next Generation Monitoring Device Providers

Overview – The past five years have seen a proliferation of consumer-oriented devices to monitor individuals’ physical activity, sleep patterns and pulse rate.  The strategy of those in this segment has also been focused on integration with smartphones and other consumer devices.  Examples include:

•	Activity monitoring
	o	MisFit
	o	Striiv
	o	Lark
•	Consumer vital signs monitoring
	o	iHealth
	o	Digifit
•	Sleep and diet monitoring
	o	FitBit

Strengths – The rapid evolution of product and strategy has been fueled by the culture and investors that innovated the technology segment.  Companies such as Apple, Google, Frog Design and Stanford Research Institute (SRI) are directly or indirectly funding and leading efforts of innovation.  Designs are state-of-the-art and are focused on attracting use by consumers in daily activity.  The segment has a strong first adopter appeal.

Weaknesses – To date the business models of the products in the segment have been an evolution of the products produced by traditional monitoring device companies, with one notable exception; products are not yet qualified for clinical data capture and are relegated to providing consumers with the most basic of physical monitoring data.  Providers in this segment have noted intentions to become more robust, capturing clinical data type and securing federal 510(k) medical device certification in future products.  It has also been forecasted by technology thought leaders that the segment strategy will fail unless it adds complementing user value and revenue opportunities.

Summary – Competitors in this segment will become strategic partners for the current ActiveCare business model as they evolve their ability to capture and transmit clinical data.  ActiveCare will also be able to expand into strategic market segments complementing the strengths of these technologies, offering data analytics, and personal fitness planning and wellness management services.

Health / Insurance Data Service Providers

Overview – Health data informatics has become a strategic focus of health care providers and payor organizations over the past 30 years.  Aggregation, analytics, informatics and predictive modeling have enabled service providers to differentiate and better manage the process of health care.  Traditionally providers specialized in offering information or services based on a vertical focus of EHR patient data, geographic and regional health care information, or insurance claims processing data.  Examples include:

•	CareFX – recently acquired by Harris Healthcare
•	Medicity – recently acquired by Aetna
•	Certify Data Systems
•	Benefit Informatics

Strengths – Data aggregation and utilization are core competencies of the companies in this segment.  Product and service offerings have been successfully marketed to insurance companies and health plan providers.

Weaknesses – Sources of the data driving the product strategy of these competitors is becoming increasingly available, forcing an evolution of the business model in two directions; to become a provider of advanced services (rather than data), or to be acquired by large insurance and care groups to mine that specific groups’ data.  While significant federal and state funding has driven the efforts to create regional health information organizations, projects have become graveyards for careers and future funding.  The fallout of this effort has had a significant impact on the viability of several major data services providers.

Summary - This segment presents direct competition and opportunities for ActiveCare.  Forced to rapidly evolve their strategies, competitors are recognizing the value of real-time and “prior to care event” data.  Increasing efforts are being made to facilitate data at the point of care and make that data available to the entire care and reimbursement cycle. Having the ability to capture and assess the data upstream of current offerings strategically differentiates ActiveCare, giving visibility to health risks in advance of change of condition and cost.  Partnering with leaders in this segment will enable ActiveCare to further gain expertise in this field as well as complement the ActiveCare data repository. Having data of past care from these partners in combination with ActiveCare’s data of current patient conditions allows for extremely valuable predictive modeling and services.

Wellness / Disease Management Service Providers

Overview – Wellness management services has been seen as a means of addressing a future illness before it happens.  Programs are primarily cultural, with the goal of promoting healthy activity, diet, and state of mind.  Disease management has been added to the traditional health care cycle as a means of providing regular outpatient and out-of-clinic care to those primarily with chronic conditions.  Examples include:

•	OptumHealth
•	Carenet
•	TouchPoint
•	Hines Associates

Strengths – Preventive care, both before illness as well as during chronic condition management, has great conceptual merit and acceptance.  Significant government and corporate efforts have been made to incorporate these services as a means of addressing health issues in advance of illness and disease onset.

Weaknesses – The majority of past and current service offerings lack the data strategies to monitor and measure the success of programs.  Continued expansion of the industry has been challenged by the absence of data to validate outcomes and the effectiveness of these programs.

Summary – The entire sector is undergoing a rapid evolution.  Those not able to provide validation of their offerings will struggle to survive in the coming years.  Through partnership, acquisition or organic growth ActiveCare is uniquely positioned to expand into this market, providing programs to modify behavior and overall health.  The ability to capture and assess individual and group data positions ActiveCare as a differentiating provider in this segment.  The ability to capture member data provides the tool of accountability to managing individual care, and that same data enables ActiveCare to provide validation of its offering.

Integrated Hardware / Software / CareServices Providers

Overview – Providers combining diagnostic monitoring, data analysis and healthcare services are those most similar to the ActiveCare business model.  The most notable of this segment have focused on providing services to cardiac monitoring.  Examples include:

•	Alere
•	CardioCom
•	LifeWatch

Strengths – By leveraging multiple competencies and services, providers in this segment have been able to deliver complementing solutions rather than components to the industry.  The segment has focused on high cost disease states, providing solutions that are fully reimbursed by Medicare and payer groups.

Weaknesses – The competitors in this market typically produce proprietary hardware components, and lack much of the product innovation and lowered prices made possible by traditional hardware providers.  While having success in monitoring cardiac conditions, offerings for diabetes and other chronic conditions have been less successful.  While physicians continue to support the use of this care strategy, providers are under significant pressure from payers to reduce the prices for their offerings.

Summary - This segment provides the most significant competition to ActiveCare.  Pressure on pricing will continue to strain the relationship between payors and providers of these services, forcing them to innovate features and solutions.  This pressure also presents an opportunity for ActiveCare to aggressively pursue the segment and become a means of growth via partnership or acquisition for those currently in the space.

Dependence on Major Customers

During the fiscal year ended September 30, 2012, revenue from one CareServices customer represented 7% of total revenue; revenue from four Reagents customers represented 16% of total revenue; and revenue from two Chronic Illness Monitoring customers represented 28% of total revenue.

During the fiscal year ended September 30, 2011, revenue from one CareServices customer represented 25% of total revenue and revenue from one Reagents customer represented 10% of total revenue.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Intellectual Property

Trademarks.  We have registered certain of our trademarks with the United States Patent and Trademark Office, including ActiveCare™, ActiveOne™, and ActiveOne+™.  We also use certain trademarks, trade names, and logos that have not been registered.  We claim common law rights to these unregistered trademarks, trade names and logos.  We also own domain names, including www.activecare.com and www.activecaresys.com, for our primary trademarks and we claim ownership of certain unregistered copyright rights of our website content.  We rely as well on a variety of property rights that we license from third parties as described below.

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

lso in 2009, we obtained worldwide and exclusive rights to the patents and patent applications listed in the table below under a license agreement dated May 25, 2009.

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

Regulatory Matters

The testing, manufacture, distribution, advertising and marketing of medical devices in the United States is subject to extensive regulation by federal, state and local governmental authorities, including the Food & Drug Administration (“FDA”).  Certain of our products may be subject to and required to receive regulatory clearances or approvals, as the case may be, before we may market them. Under United States law, a medical device is an article, which, among other things, is intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, in man or other animals (see Food, Drug & Cosmetic Act (the “Act”) § 201(h)).

Devices are subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation be conducted before a device receives clearance or approval for commercial distribution. The FDA classifies medical devices into one of three classes. Class I devices are relatively simple and can be manufactured and distributed with general controls. Class II devices are somewhat more complex and require greater scrutiny. Class III devices are new and frequently help sustain life.

In the United States, a company generally can obtain permission to distribute a new device in two ways – through a Section 510(k) premarket notification application (“510(k) submission”), or through a Section 515 premarket approval (“PMA”) application. The 510(k) submission applies to any device that is substantially equivalent to a “Predicate Device” (a device first marketed prior to May 28, 1976 or a device marketed after that date which was substantially equivalent to a pre-May 28, 1976 device). These devices are either Class I or Class II devices. Under the 510(k) submission process, the FDA will issue an order finding substantial equivalence to a Predicate Device and permitting commercial distribution of that device for its intended use. A 510(k) submission must provide information supporting its claim of substantial equivalence to the Predicate Device. The FDA permits certain low risk medical devices to be marketed without requiring the manufacturer to submit a premarket notification. In other instances, the FDA may not only require that a premarket notification be submitted, but also that such notification be accompanied by clinical data. If clinical data from human experience are required to support the 510(k) submission, these data must be gathered in compliance with Integral Device Exemption (“IDE”) regulations for clinical trials performed in the United States. The FDA review process for premarket notifications submitted pursuant to section 510(k) should take about 90 days on average, but it can take substantially longer if the FDA has concerns. Furthermore, there is no guarantee that the FDA will “clear” the device for marketing, in which case the device cannot be distributed in the United States. There is no guarantee that the FDA will deem the device subject to the 510(k) process, as opposed to the more time-consuming, resource intensive and problematic process described below.

The more comprehensive PMA approval process applies to a new device that is (a) not substantially equivalent to a Predicate Device or (b) to be used in supporting or sustaining life or preventing impairment. These devices are normally Class III devices and can only be marketed following approval of a PMA. For example, most implantable devices are subject to the PMA approval process. Two steps of FDA approval generally are required before a company can market a product in the U.S. that is subject to Section 515 PMA approval, as compared to a Section 510(k) clearance. First, a company must comply with IDE regulations in connection with any human clinical investigation of the device; however those regulations permit a company to undertake a clinical study of a “non-significant risk” device without formal FDA approval. Prior express FDA approval is required if the device is a significant risk device. If there is any doubt as to whether a device is a “non-significant risk” device, companies normally seek prior approval from the FDA. Second, the FDA must review a company’s PMA application, which contains, among other things, clinical information acquired under the IDE. The FDA will approve the PMA application if it finds there is reasonable assurance the device is safe and effective for its intended use. The PMA process takes substantially longer than the 510(k) process.

Even when a clinical study has been approved or cleared by the FDA or deemed approved, the study is subject to factors beyond a manufacturer’s control, including, but not limited to the fact that the institutional review board at a given clinical site might not approve the study, might decline to renew approval which is required annually, or might suspend or terminate the study before the study has been completed. The interim results of a study may also not be satisfactory: leading the sponsor to terminate or suspend the study on its own initiative or the FDA may terminate or suspend the study. There is no assurance that a clinical study at any given site will progress as anticipated; there may be an insufficient number of patients who qualify for or agree to participate in the study, or the investigator at the site may have priorities other than the study. Also, there can be no assurance that the clinical study will provide sufficient evidence to assure the FDA that the product is either (i) safe and effective, a prerequisite for FDA approval of a PMA, or (ii) substantially equivalent in terms of safety and effectiveness to a Predicate Device, a prerequisite for clearance under 510(k). Even if the FDA approves or clears a device, it may limit its intended uses in such a way that manufacturing and distributing the device may not be commercially feasible.

After clearance or approval to market is given, the FDA and foreign regulatory agencies, upon the occurrence of certain events, are authorized under various circumstances to require PMA post market surveillance and extended clinical follow up, the clearance or approval or require changes to a device, its manufacturing process or its labeling or additional proof that regulatory requirements have been met.

A manufacturer of a device approved through the PMA process is not permitted to make changes which could affect the device’s safety or effectiveness without first submitting a supplement application to its PMA and obtaining FDA approval for that supplement. In some instances, the FDA may require clinical trials to support a supplement application. A manufacturer of a device cleared through a 510(k) submission must submit another premarket notification if it intends to make a change or modification in the device that could significantly affect the safety or effectiveness of the device, such as a significant change or modification in design, material, chemical composition, energy source or manufacturing process. Any change in the intended uses of a PMA device or a 510(k) device requires an approval supplement or cleared premarket notification. Exported devices are subject to the regulatory requirements of each country to which the device is exported, as well as certain FDA and other federal export requirements and possible restrictions.

We do not manufacture our own devices.  We have contracted with a third party to manufacture the device for us.  Manufacturers of medical devices are required to register with the FDA before they begin to manufacture devices for commercial distribution. As a result, any entity that manufactures products on our behalf will be subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (“QSR”) requirements and other regulations. These regulations require us and our manufacturers to manufacture products and maintain documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, we are required to comply with various FDA and other agency requirements for labeling and promotion. The Medical Device Reporting regulations require that we provide information to the FDA whenever there is evidence to reasonably suggest that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. In addition, the FDA prohibits us from promoting a medical device for unapproved indications.

The FDA in the course of enforcing the Act may subject a company to various sanctions for violating FDA regulations or provisions of the Act, including, by way of example, requiring recalls, issuing Warning Letters, seeking to impose civil money penalties, seizing devices that the agency believes are non-compliant, seeking to enjoin distribution of a specific type of device or other product, seeking to revoke a clearance or approval, seeking disgorgement of profits and seeking to criminally prosecute a company and its officers and other responsible parties.

Employees

As of September 30, 2012, we had 53 full-time and 2 part-time employees in the U.S. and 93 full-time employees in the Philippines.  None of these employees are represented by a labor union or subject to a collective bargaining agreement.  We have never experienced a work stoppage and our management believes that our relations with employees are good.

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

Item 1A.  Risk Factors

We have identified the following important factors that could cause actual results to differ materially from those projected in any forward looking statements we may make from time to time.  We operate in a continually changing business environment in which new risk factors emerge from time to time.  We can neither predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statement.  If any of these risks, or combination of risks, actually occurs, our business, financial condition and results of operations could be seriously and materially harmed, and the trading price of our common stock could decline.

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

Because of our history of accumulated deficits and recurring losses and negative cash flows from operating activities, we must improve profitability and may be required to obtain additional funding if we are to continue as a “Going Concern.”

We have a history of recurring losses.  As of September 30, 2012, and September 30, 2011, our accumulated deficit was $37,359,214 and $24,936,275, respectively.  Our financial statements have been prepared on the assumption that we will continue as a going concern.  Our independent registered public accounting firm has issued their report dated January 15, 2013, that includes an explanatory paragraph stating that our recurring losses, among other things, raise substantial doubt about our ability to continue as a going concern.  Our product line is limited and it has been necessary to rely upon loans and capital contributions and the sale of our equity securities to sustain operations.  Our management anticipates that we may require approximately $6,000,000 in additional capital over the next twelve months to implement this business plan and to fund ongoing operations, although this is only an estimate.  There can be no guarantee that we will be able to obtain such funds, or obtain them on satisfactory terms, and that such funds would be sufficient.  If such additional funding is needed and cannot be obtained, we may be required to scale back or discontinue operations.

Our profitability depends upon achieving success in our future operations through implementing our business plan, increasing sales, and expanding our customer and distribution bases, for which there can be no assurance given.

Profitability depends upon many factors, including the success of our marketing program, our ability to identify and obtain the rights to additional products to add to our existing product line, expansion of distribution and customer base, maintenance or reduction of expense levels and the success of our business activities.  For a discussion of risks related to our accumulated deficits, please see the preceding risk factor. We anticipate that we will generate operating income in the next twelve months.  Our ability to achieve profitable operations will depend on our success in developing and maintaining an adequate marketing and distribution system.  There can be no assurance that we will be able to develop and maintain adequate marketing and distribution resources.  If adequate funds are not available, we may be required to materially curtail or cease operations.

Our products are not based entirely on technology that is proprietary to us, which means that we do not have a technological advantage over our competitors, and that we must rely on the owners of the proprietary technology that is the basis for our products to protect that technology.  We have no control over such protection.

Our ActiveOne and ActiveOne+ products utilize technology based in part on patents that have been licensed to us for use within our markets.  Our success in adding to our existing product line will depend on our ability to acquire or otherwise license competitive technologies and products and to operate without infringing the proprietary rights of others, both in the United States and internationally.  No assurance can be given that any licenses required from third parties will be made available on terms acceptable to us, or at all.  If we do not obtain such licenses, we could encounter delays in product introductions while we attempt to adopt alternate measures.  We could also find that the manufacture or sale of products requiring such licenses is not possible.  Litigation may be necessary to defend against claims of infringement, to protect trade secrets or know-how owned by us, or to determine the scope and validity of the proprietary rights of others.  Such litigation could have an adverse and material impact on us and on our operations.

Our products are subject to the risks and uncertainties associated with the protection of intellectual property and related proprietary rights. We believe that our success depends in part on our ability to obtain and enforce patents, maintain trade secrets and operate without infringing on the proprietary rights of others in the United States and in other countries.

We own or have license rights under several patents; we have also applied for several additional patents and those applications are awaiting action by the United States Patent Office. There is no assurance those patents will issue or that when they do issue they will include all of the claims currently included in the applications. Even if they do issue, those new patents and our existing patents must be protected against possible infringement. The enforcement of patent rights can be uncertain and involve complex legal and factual questions. The scope and enforceability of patent claims are not systematically predictable with absolute accuracy. The strength of our own patent rights depends, in part, upon the breadth and scope of protection provided by the patent and the validity of our patents, if any.

Our inability to obtain or to maintain patents on our key products could adversely affect our business.

We own patents and have filed and intend to file additional patent applications in the United States and in key foreign jurisdictions relating to our technologies, improvements to those technologies and for specific products we may develop. We have also been licensed important rights under patents issued to third parties. There can be no assurance that patents will issue on any of these applications or that, if issued, any patents will not be challenged, invalidated or circumvented. The prosecution of patent applications and the enforcement of patent rights are expensive, and the expense may adversely affect our profitability and the results of our operations. In addition, there can be no assurance that the rights afforded by any patents will guarantee proprietary protection or competitive advantage. Our success will also depend, in part, on our ability to avoid infringing the patent rights of others. We must also avoid any material breach of technology licenses we may enter into with respect to our new products and services. Existing patent and license rights may require us to alter the designs of our products or processes, obtain licenses or cease certain activities. In addition, if patents have been issued to others that contain competitive or conflicting claims and such claims are ultimately determined to be valid and superior to our own, we may be required to obtain licenses to those patents or to develop or obtain alternative technology. If any licenses are required, there can be no assurance that we will be able to obtain any necessary licenses on commercially favorable terms, if at all. Any breach of an existing license or failure to obtain a license to any technology that may be necessary in order to commercialize our products may have a material adverse impact on our business, results of operations and financial condition. Litigation that could result in substantial costs may also be necessary to enforce patents licensed or issued to us or to determine the scope or validity of third-party proprietary rights. If our competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial costs, even if we eventually prevail. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require that we cease using such technology.

We also rely on trade secrets laws to protect portions of our technology for which patent protection has not yet been pursued or is not believed to be appropriate or obtainable.

These laws may protect us against the unlawful or unpermitted disclosure of any information of a confidential and proprietary nature, including but not limited to our know-how, trade secrets, methods of operation, names and information relating to vendors or suppliers and customer names and addresses. We intend to protect this unpatentable and unpatented proprietary technology and processes, in addition to other confidential and proprietary information in part, by entering into confidentiality agreements with employees, collaborative partners, consultants and certain contractors. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets and other confidential and proprietary information will not otherwise become known or be independently discovered or reverse-engineered by competitors.

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

We depend heavily on our executive officers and certain scientific, technical, and operations employees, including David Derrick (Chief Executive Officer), Christine Kilpack (General Manager), and Michael Acton (Chief Financial Officer).  As of the date of this Report, we do not have employment agreements with Christine Kilpack and Michael Acton.  The loss of services of any of these individuals could impede the achievement of our objectives.  There can be no assurance that we will be able to attract and retain qualified executive, scientific, or technical personnel on acceptable terms.

We rely on third parties to manufacture some of our product line.

Our manufacturing experience and capabilities are limited to the manufacture of staining solution, reagent and certain related chemical compounds.  With respect to the manufacturing of devices and equipment related to the staining solution products, including without limitation the Definitive slide stainer, we have in the past used, and intend to continue to use, third-party manufacturing resources.  We also use and intend to continue using third-party manufacturers for our ActiveOne+ and Chronic Illness Monitoring supplies.  Consequently, we are dependent on contract manufacturers for the production of existing products and will depend on third-party manufacturing resources to manufacture equipment and devices we may add to our product line in the future.  In the event we are unable to obtain or retain third-party manufacturing, we will not be able to continue operations as they relate to the sale of equipment and devices.

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

We sell our legacy staining products to independent distributors who are free to resell the products.  In order to achieve profitable operations, we must maintain our current base of sales staff and must expand that base in the future.  There can be no assurance that we will be able to enter into arrangements with qualified sales staff if and when such additional staff is required.  Our sales staff will compete with other companies that currently have experienced and well funded marketing and sales operations.  To the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenues to be received by us will be dependent on the efforts of others, and there can be no assurance that such efforts will be successful.

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

Our executive officers, directors and principal stockholders own, in the aggregate, approximately 19.45% of our outstanding common stock.  In addition, certain of our officers and all of our directors have been granted warrants to purchase common stock and convertible Series D preferred stock, all of which are exercisable as of the date of this Report.  The exercise of such warrants and preferred stock might also result in substantial dilution to our existing stockholders.  As a result of the ownership of the shares currently held, their ownership and potential exercise of these options and preferred stock, these stockholders may be able to exercise significant control over matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions and will have significant control over our management and policies.  The interests of these stockholders may not be consistent with the interests of all other stockholders.

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

Investors should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
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

We lease space at 4897 Lake Park Blvd., Building A, Suite #140, Salt Lake City, Utah for our CareCenter.  The lease is for a three-year term, and is cancelable after the 13th month and the 28th month with 60 days notice.  Monthly lease payments begin at $3,162 and increase to approximately $3,458 over the life of the lease.

After the acquisition of Green Wire, we assumed the lease agreements of Green Wire.  Green Wire has two offices, one in the United States and one in the Philippines.  The U.S. office is located at 730 South Sleepy Ridge Drive, Orem, Utah.  The lease expires in March 2013 and the monthly base rent is $3,090 per month.  The Philippines office is located at Unit 606 Keppel Center, Cebu Business Park, Cebu City, Philippines.  The lease has a three-year term expiring in May 2014.  The monthly rent begins at 64,975 Philippine Pesos (approximately $1,300) per month, with 10% annual increases.

Management believes the facilities described above are adequate to accommodate presently expected growth and needs of our operations.  As we continue to grow, additional facilities or the expansion of existing facilities likely will be required.

Item 3.  Legal Proceedings

On December 18, 2012, iLife Technologies, Inc. filed a lawsuit against nine companies, including ActiveCare, for patent infringement in the District Court for the Northern District of Texas.  The lawsuit alleges infringement of seven patents owned by iLife purportedly related to the use of accelerometers in devices used to monitor the status of a user.  ActiveCare has engaged legal counsel to investigate the validity of the patent claims in the lawsuit as well as the merits of the claims of infringement.  That investigation has just begun and is ongoing.  As the lawsuit and investigation are in their preliminary stages, it is not possible to assess the likelihood and magnitude of liability to the Company, if any, at this time.  ActiveCare intends to vigorously defend all claims against its products.

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

Fiscal Year Ended September 30, 2011	High	Low
First Quarter	$1.48	$0.80
Second Quarter	$1.14	$0.49
Third Quarter	$0.95	$0.36
Fourth Quarter	$0.68	$0.47

Fiscal Year Ended September 30, 2012	High	Low
First Quarter	$0.52	$0.20
Second Quarter	$0.49	$0.11
Third Quarter	$0.13	$0.05
Fourth Quarter	$0.09	$0.03

Holders

As of January 15, 2013, there were approximately 2,700 holders of record of our common stock and 46,507,271 shares of common stock outstanding. We have granted options and warrants for the purchase of approximately 36,866,000 shares of common stock.  We have also issued 619,516 shares of Series D preferred stock and 480,000 shares of Series C preferred stock.

Dividends

Since incorporation, we have not declared any cash dividends on our common stock.  We do not anticipate declaring cash dividends on our common stock for the foreseeable future.   Both of our Series C and Series D preferred stock carry 8% dividend rates.

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

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, Plaza Level, New York, NY 11219.

Equity Compensation Plans

Under management agreements in fiscal year 2009, 2011, and 2012 we granted our Chief Executive Officer equity compensation in the form of restricted stock and warrants for the purchase of common stock.  We have also granted warrants for the purchase of common stock to our directors.  The following table summarizes certain information concerning equity plan awards outstanding as of September 30, 2012.

Equity Compensation Plan Information

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (#)	Weighted-average exercise price of outstanding options, warrants, and right ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders
	0	$0	0

Equity compensation plans not approved by security holders	12,174,871	0.13	0
Totals	12,174,871 (1)	$0.13	0

(1)

Includes 1,070,000 shares of common stock issuable upon exercise of outstanding warrants granted to directors and 11,104,871 shares of common stock issuable upon exercise of outstanding warrants granted under personal compensation plan to our former chief executive officer.

Recent Sales of Unregistered Securities

The following discussion summarizes sales of our common stock and other equity securities without registration of the offer and sale of such securities under the Securities Act of 1933 (the “Securities Act”) in reliance upon exemptions from registration pursuant to rules and regulations promulgated under the Securities Act not previously reported by the Company.

Quarter Ended September 30, 2012.  During the three months ended September 30, 2012, we issued 1,000,000 shares of common stock without registration under the Securities Act as loan origination fees, with value on the date of grant of $70,000.

We also issued shares of preferred stock without registration under the Securities Act during the three months ended September 30, 2012, as follows:

•	140,000 shares of Series D preferred stock for loan origination fees, with value on the date of grant of $390,000;
•	180,000 shares of Series D preferred stock for acquiring 4G and Green Wire, with value of date of grant of $680,000; and
•	11,103 of Series D preferred stock for dividends accrued on preferred stock, with value of date of grant of $38,861.

The shares of common stock and preferred stock issued in the above transactions were not registered under the Securities Act in reliance upon exemptions from registration under Section 4(2) of the Securities Act, promulgated under the Securities Act.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader better understand ActiveCare, our operations and our present business environment.  This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements for the fiscal years ended September 30, 2012 and 2011 and the accompanying notes thereto contained in this Report.

Overview

Historically, our core business has been the manufacture, distribution and sale of medical diagnostic stains and solutions.  In February 2009, we were spun off from our former parent, SecureAlert.  In connection with the spin-off, we acquired from SecureAlert the exclusive license rights to certain technology, including patent rights utilizing GPS and cellular communication and monitoring technologies for use in the healthcare and personal security markets.  Our business plan is to develop and market a new product line for monitoring and providing assistance to mobile and homebound seniors and the chronically ill, including those who may require a personal assistant to check up on them during the day to ensure their safety and well being and know where they are at all times.

Our emphasis in fiscal year 2012 was focused on the markets to address chronic conditions and disease states.  During fiscal year 2012, we received valuable feed back through sales and focus groups reaching thousands of patients.  We launched an additional product line focused on technology for the chronically ill.  We also successfully acquired 4G Biometrics, LLC (“4G”) and Green Wire, LLC, Green Wire Outsourcing, Inc., Orbit Medical Response, LLC, and Rapid Medical Response, LLC (collectively, “Green Wire”).  The acquisitions greatly increased our customer base and capacity as well as our abilities to include telehealth and other monitoring services in our product offerings.

Recent Developments

We have financed operations primarily through short-term debt.  Accordingly, if our revenues continue to be insufficient to meet our needs, we will attempt to secure additional financing through traditional bank financing or through the sale of equity securities or debt offerings.  However, because of the development stage nature of our business and our current financial condition, our attempts may be unsuccessful in obtaining such financing or the amount of the financing obtained may be inadequate to continue to implement our plan of operations.  There can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering.  In addition, if we only have nominal funds with which to conduct our business activities, this will negatively impact the results of operations and our financial condition.

On March 8, 2012, we acquired 4G.  Pursuant to the acquisition agreement, we acquired 100 percent of the member interests of 4G and 4G is now operated as a wholly owned subsidiary of the Company.  As amended, the purchase price for the member interests of 4G was comprised as follows:

•	$350,000 in cash;
•	$50,000 of liabilities payable in cash;
•	160,000 shares of Series D convertible preferred stock;
•	Options for the purchase of up to 4,333,333 shares of Common Stock of the Company at $0.10 per share to each of the three sellers, exercisable once 4G has 4,300 members, as follows:
	o	Options for 433,333 shares vest when an additional 5,000 4G members are added, or a total of 9,300 members;
	o	Options for 433,333 shares vest when an additional 5,000 4G members are added, or a total of 14,300 members; and
	o	Options for 433,333 shares vest when an additional 5,000 4G members are added, or a total of 19,300 members; and
	o	so forth until fully vested.

Three of the 4G key managers continue to manage the operations of 4G under written employment agreements.

Under the purchase method of accounting, the purchase price has been allocated to 4G’s assets and assumed liabilities based on their estimated fair values as of the closing date of the acquisition.  The excess of the purchase price over the fair values of the net assets acquired was recorded as goodwill.

The purchase price for 4G reflects total consideration paid of $1,040,000, of which $825,894 was allocated to goodwill and $214,106 was allocated to customer contracts.

During the year ended September 30, 2012, we established GWire Corporation (“GWire”) as a subsidiary.  Effective September 1, 2012, GWire acquired the net assets and interests of Green Wire.  We entered into employment agreements with two of Green Wire’s operating managers on November 1, 2012. These two individuals were granted 27% ownership in GWire; ActiveCare owns the remaining 73%. The purchase price of Green Wire consisted of the following:

•	$2,236,737 in the form of a note payable (including imputed interest), with a 36-month term; and
•	20,000 shares of ActiveCare’s Series D convertible preferred stock.

The purchase price for Green Wire reflects total consideration paid of $2,276,737, which has been allocated as $12,215 of cash, $13,976 of accounts receivable, $92,022 of property and equipment, $16,964 of deposits and other assets, $229,249 of leased equipment, $2,155,176 of customer contracts, $154,206 of accounts payable, $55,117 of accrued expenses, $34,142 of deferred revenue and $2,236,737 of notes payable.

Key Business Indicators

In assessing the performance of our business, we consider a variety of performance and financial measures.  The key measures for determining how our business is performing are net sales, gross profit margin and selling, general and administrative expense.

Net Sales

Net sales constitute gross sales net of any returns and merchandise discounts.

Gross Profit

Gross profit is equal to our net sales minus our cost of goods sold. Gross margin measures gross profit as a percentage of our net sales.  Cost of goods sold includes the direct cost of purchased merchandise, commissions, distribution costs, all freight costs and purchasing costs.

Our cost of goods sold is substantially higher in higher volume quarters because cost of goods sold generally increases as net sales increase.  Changes in the mix of our products, such as changes in the proportion of accessories, may also impact our overall cost of goods sold and gross margins.

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

Share-based Compensation Expense

During the year ended September 30, 2012, we granted 2,491,611 shares of common stock and 14,852,871 common stock purchase warrants to our consultants and chief executive officer with a resulting expense of $2,192,264.  These stock warrant grants increased our compensation expense in fiscal year 2012. See “Critical Accounting Policies” below.

Fiscal Year 2012 Compared to Fiscal Year 2011

Revenues

For the fiscal year ended September 30, 2012, we had net revenues of $1,526,000 compared to net revenues of $771,000 for the fiscal year ended September 30, 2011, an increase of $755,000 or 98%.  Revenues from CareServices for the fiscal year ended September 30, 2012 totaled $352,000, compared to $334,000 for the prior fiscal year.  This increase is due to the acquisition of Green Wire and its sales.  Revenues from Reagents for the fiscal year ended September 30, 2012 were $467,000, compared to $437,000 for the fiscal year 2011, resulting in an increase of $30,000.  This increase of $30,000 is primarily due to the increase of sales price and increase of purchase orders from customers.  Revenues from Chronic Illness Monitoring were $707,000 for the fiscal year ended September 30, 2012, compared to $0 for the prior fiscal year.  The increase is due to the acquisition of 4G and its customer base.

Cost of Revenues

For the fiscal year ended September 30, 2012, cost of revenues totaled $1,665,000, compared to cost of revenues for the fiscal year ended September 30, 2011 of $1,055,000, an increase of $610,000.  The increase in cost of revenues resulted primarily from expenses related to the Chronic Illness Monitoring revenue increase.  CareServices monitoring costs of revenue were $737,000, Reagents costs of revenues were $392,000, and Chronic Illness Monitoring costs of revenue were $537,000.

Research and Development Expenses

Research and development expenses decreased to $187,000 in fiscal year 2012, from $321,000 in the year ended September 30, 2011.  The decrease in research and development expenses in 2012 was primarily due to less expense related to the development of our ActiveOne+ devices.

Selling, General and Administrative Expenses

For the fiscal year ended September 30, 2012, selling, general and administrative expenses increased to $9,077,000, compared to $6,959,000 for the prior fiscal year.  The most significant components of the increase were tied directly to the following:

•	Increase in selling and administrative expenses for 4G of $639,000 due to the acquisition during the current fiscal year; and
•
Increase in consulting expense of approximately $1,958,000 compared to the prior fiscal year, all of which was mainly due to noncash expenses accrued related to 4G and Green Wire acquisitions consulting services, signing bonus for our new Chief Executive Officer, and acceleration of option vesting for our former Chief Executive Officer.

All of these increases, which total $2,597,000, were offset, in part, by a decrease in advertising and marketing expense of $426,000.

Other Income and Expense

Derivative loss was $2,104,000 and $0 for fiscal years 2012 and 2011, respectively.  Derivative liabilities recorded for the year ended September 30, 2012, included convertible debt instruments recorded as derivative liabilities due to insufficient remaining authorized shares for debt conversion, as well as the exercise of outstanding options and the conversion of convertible preferred stock.  Interest expense was $858,000 and $335,000 for the fiscal years ended September 30, 2012 and 2011, respectively.  The increase was due to increased notes payable and associated expenses during fiscal year 2012.  Other income during fiscal year 2012 was $0 compared to other expense of $5,000 for fiscal year 2011.  Other income decreased and was comprised of the gain on payables forgiveness of $55,000, as offset by impairment of the investment in Vista Therapeutics of $50,000 during the fiscal year ended September 30, 2011.

Net Loss

Net loss for the year ended September 30, 2012 increased to $12,366,000 from a net loss of $7,899,000 for fiscal year 2011 for the reasons described above.

Liquidity and Capital Resources

Our primary sources of liquidity are the proceeds from the sale of our equity securities and borrowings.  We have not historically financed operations from cash flows from operating activities.  We anticipate that we will continue to seek funding to supplement revenues from the sale of our products and services through the sale of securities and borrowings until we achieve positive cash flows from operating activities under our new business plan.

As of September 30, 2012, we had cash of $530,000, compared to cash of $178,000 as of September 30, 2011.  As of September 30, 2012, we had a working capital deficit of $10,144,000, compared to working capital of $1,149,000 as of September 30, 2011.  The increase in cash and the decrease in working capital were due to the increase in notes payable.

Operating activities used cash of $2,948,000 in fiscal year 2012, compared to $3,082,000 in fiscal year 2011.  The increased cash used in operating activities was due to increased operating expenses of 4G, which was acquired during the year ended September 30, 2012.

Investing activities for the year ended September 30, 2012 used cash of $386,000, compared to $336,000 of cash used by investing activities for the year ended September 30, 2011.  The decreased use of cash in investing activities was due to the addition of leased equipment and assets purchased during the fiscal year ended September 30, 2011.

Financing activities in fiscal year 2012 provided $3,686,000 of net cash, compared to $1,882,000 of net cash provided by financing activities in fiscal year 2011.  The increase in cash provided is due to the increase in notes payable during fiscal year 2012.

As of September 30, 2012, we had an accumulated deficit of $37,359,000 compared to $24,936,000 as of September 30, 2011.  Stockholders’ deficit as of September 30, 2012 was $7,715,000, compared to a stockholders’ deficit of $541,000 as of September 30, 2011.  These changes were due to continued negative cash flows from operating activities during the fiscal year ended September 30, 2012.

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

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and the future adoptions of any such pronouncements are not expected to cause a material impact on our financial condition or our results of operations.

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

We believe our accounting policies with  respect to concentrations of credit risk, allowances for doubtful accounts receivable, inventories, impairment of assets, and revenue recognition are critical to an understanding of our financial results as described below.

Concentrations of Credit Risk

We have cash in bank accounts that, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.

In the normal course of business, we provide credit terms to our customers.  Accordingly, we perform ongoing credit evaluations of our customers’ financial condition.  We maintain an allowance for uncollectable accounts receivable based upon the expected collectability of all accounts receivable.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis.  Specific allowances are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables and changes in payment histories.  Accounts receivable are written off when deemed uncollectible.  Recoveries of accounts receivable previously written off are recorded when received.  A receivable is considered to be past due if any portion of the receivable balance has not been received by the contractual pay date.  Interest is not charged on accounts receivable that are past due.

Inventories

Inventories are recorded at the lower of cost or market, cost being determined using the first-in, first-out (“FIFO”) method. Reagent inventories consist of raw materials, work-in-process, and finished goods.  CareServices inventories consist of ActiveOne and ActiveOne+ devices.  Chronic Illness Monitoring inventories consist of diabetic glucometers and other diabetic resupplies.  Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.  Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable value could change in the near term.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets, typically three to seven years.  Leasehold improvements are amortized over the shorter of the estimated useful lives of the asset or the term of the lease.  Expenditures for maintenance and repairs are expensed while renewals and improvements over $500 are capitalized.  When property and equipment are sold, any gains or losses are included in the results of operations.

Leased Equipment

Our leased equipment is stated at cost less accumulated depreciation and amortization.  We amortize the cost of leased equipment on a straight-line basis over 36 months, which is the estimated useful life of the equipment.  Amortization of leased equipment is recorded as cost of sales.

Revenue Recognition

Our revenue has historically been from three sources: (i) sales from CareServices; (ii) sales of medical diagnostic stains from our Reagents segment; (iii) sales of Chronic Illness Monitoring services and supplies.

CareServices

“CareServices” include contracts in which we provide monitoring services to end users and sell devices to distributors.  We typically enter into contracts on a month-to-month basis with customers (members) that use our CareServices.  However, these contracts may be cancelled by either party at anytime with 30 days notice.  Under our standard contract, the device becomes billable on the date the customer (member) orders the product, and remains billable until the device is returned to us.  We recognize revenue on devices at the end of each month that CareServices have been provided.  In those circumstances in which we receive payment in advance, the Company records these payments as deferred revenue.

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

To qualify for the recognition of revenue at the time of sale, the following must exist:

•	The Company’s price to the buyer is fixed or determinable.
•	The buyer has paid the Company, or the buyer is obligated to pay the Company within 30 days, and the obligation is not contingent on resale of the product.
•	The buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product.
•	The buyer acquiring the product for resale has economic substance apart from that provided by the Company.
•	The Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer.
•	The amount of future returns can be reasonably estimated and they are negligible.

The vast majority of sales within CareServices are service revenue.  Because equipment sales are not material to the financial statements, we disclose services and equipment sales in the same revenue caption.

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

The majority of our CareServices revenue transactions do not have multiple elements.  On occasion, we have revenue transactions that have multiple elements (such as device sales to distributors).  In these situations, we provide the distributor with the ActiveOne device and a monthly monitoring service, which are both included in the contracted pricing.  In these multiple element revenue arrangements, we consider whether: (i) the deliverables have value on a standalone basis to the distributors, and (ii) the distributors have a general right of return.  We determined that these elements do have standalone value to distributors and that the delivery of undelivered items is probable and substantially within our control.  Therefore, we have determined that these revenue elements should be considered as separate units of accounting.  Consideration is to be allocated at the inception of the arrangement to all deliverables on the basis of their relative selling prices.  When applying the relative selling price method, the selling price for each deliverable is determined using vendor-specific objective evidence of selling price, if it exists; otherwise, third-party evidence of the selling price is used to determine the selling price.  If neither vendor-specific objective evidence nor third-party evidence of the selling price exists for a deliverable, then the best estimate of the selling price is used for that deliverable.

We do not currently sell, nor do we intend to sell the ActiveOne device separately from the monthly monitoring service, therefore we are not able to determine vendor-specific objective evidence of selling price.  We are also unable to determine third-party evidence of selling price, because there is not a similar product in the market.  The ActiveOne device is the only device in the market with fall detection technology.  We are therefore required to determine its best estimate of selling price in order to determine the relative selling price of the separate deliverables in its revenue arrangements.  In order to determine the best estimate of selling price of the ActiveOne device, we included the following cost components in our estimate: production costs, development costs, PTCRB certification costs, and estimated gross margin.  In order to determine the best estimate of the monthly monitoring service, we included the following components in our estimate: monthly communication costs, monitoring labor costs, PSAP database and monthly maintenance costs, and estimated gross margin.  We allocate the arrangement costs based on these best estimates of selling price.  The relative selling price allocated to the sale of the ActiveOne device is recognized when the device is delivered to the distributor.  The relative selling price of the monitoring service is recognized monthly when the services have been provided.

Reagents

We recognize Reagents revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer, prices are fixed or determinable, and collection is reasonably assured.

Shipping and handling fees are included as part of net sales.  The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of goods sold.  Neither the sale of diagnostic equipment nor the sale of medical diagnostic stains has multiple deliverables.

Customers order Reagents product lines by purchase order.  We do not enter into long-term contracts for Reagents sales.  Reagents sales were $467,259 for the fiscal year ended September 30, 2012.  All Reagents sales are made with net 30-day payment terms.

For Reagents sales, to qualify for revenue recognition at the time of sale, the following must exist:

•	The price to the buyer is fixed or determinable.
•	The buyer has paid, or the buyer is obligated to pay the Company within 30 days, and the obligation is not contingent on resale of the product.
•	The buyer’s obligation to the Company does not change in the event of theft or physical destruction or damage of the product.
•	The buyer acquiring the product for resale has economic substance apart from that provided by the Company.
•	The Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer.
•	The amount of future returns can be reasonably estimated and they are negligible.

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

Although not the focus of our new business model, we also sell diagnostic devices in certain situations.  We recognize device sales revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer and the customer cannot return the devices, prices are fixed or determinable, and collection is reasonably assured.  Because diagnostic equipment sales are not material to the financial statements, sales for Reagents in the statements of operations include both equipment and stains.

Our revenue recognition policy for Reagents sales to distributors is the same as the policy for sales to end-users.

A customer qualifies as a distributor by completing a distributor application and proving its sales tax status.  Upon qualifying as a distributor, a customer receives a 35% discount from retail prices, and the distributor receives an additional 5% discount when product is purchased in case quantities.  Our Reagents distributors are not required to maintain specified amounts of product on hand, and distributors are not required to make minimum purchases to maintain distributor status.  Distributors have no stock rotation rights or additional rights of return.  Sales to distributors are recorded net of discounts. Sales returns have been negligible, and any and all discounts are known at the time of sale.  There are no significant judgments or estimates associated with the recording of revenues.

Chronic Illness Monitoring

We began Chronic Illness Monitoring sales upon our acquisition of 4G in the quarter ended March 31, 2012.  We recognize Chronic Illness Monitoring revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer, prices are fixed or determinable, and collection is reasonably assured.

Shipping and handling fees are included as part of revenues.  The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of revenues.  The sales for the Chronic Illness Monitoring do not contain multiple deliverables.

We enter into agreements with self-insured companies (“Customers”) to lower medical expenses by distributing diabetic testing supplies to their employees (members) and monitoring their test results.  The Customers are obligated to pay for the supplies that we distribute to the members on a quarterly basis.  The term of these contracts is one year and, unless terminated by either party, automatically renew for another year.

The Chronic Illness Monitoring sales for the fiscal year ended September 30, 2012 were $706,888.  In most circumstances our Chronic Illness Monitoring sales are made with net 30-day payment terms.

For Chronic Illness Monitoring sales, to qualify for revenue recognition  at the time of sale, the following must exist:

•	The price to the contracted Customer is fixed or determinable.
•	The Customer has paid, or is obligated to pay us within 30 days.
•	The Customer’s obligation to the Company does not change in the event of theft or physical destruction or damage of the product.
•	Once the product is shipped, the end user does not have the right of return.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplemental data required by this item are included in Part IV, Item 15.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 25, 2012, we dismissed Hansen Barnett & Maxwell, P.C. (“HBM”) as our independent registered public accounting firm. The decision was made by our Audit Committee.  We have engaged Tanner LLC (“Tanner”) as our new independent registered public accounting firm. The appointment of Tanner was approved by our Audit Committee.  We filed a Current Report on Form 8-K with the SEC to report this change in auditors.

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

In the course of management's assessment, it identified the following material weaknesses in internal control over financial reporting:

Control Environment

We did not maintain an effective control environment for internal control over financial reporting. Specifically, we concluded that we did not have appropriate controls in the following areas:

•	Ineffective controls over period end financial disclosure and reporting processes.
•	Ineffective controls over communication of material transactions between management and accounting personnel.
•	Ineffective controls over the segregation of incompatible duties of various accounting functions.
•	Ineffective controls over the review and approval of manual journal entries.

Financial Reporting Process

We did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S. generally accepted accounting principles. Specifically, we initially failed to appropriately account for and disclose the valuation and recording of certain equity and financing arrangements.

We are in the process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort and staffing is needed to fully remedy these deficiencies. Our management, audit committee, and directors will continue to work with our auditors and outside advisors to ensure that our controls and procedures become adequate and effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to completely eliminate misconduct. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below are the name, age, position and a description of the business experience of each of our executive officers, directors and other key employees as of September 30, 2012.

Name	Age	Position

David G. Derrick	59	Chairman (Director) and Chief Executive Officer
James G. Carter	73	Director
William K. Martin	69	Director
Jack J. Johnson	70	Director
Robert J. Welgos	74	Director
Michael G. Acton	49	Chief Financial Officer, Secretary-Treasurer

David G. Derrick – Chief Executive Officer and Chairman

On July 12, 2012, we engaged David G. Derrick as our new Chief Executive Officer and Chairman of our Board of Directors.  Mr. Derrick assumed the post previously occupied by James J. Dalton, whose resignation took effect with the appointment of Mr. Derrick.  Mr. Derrick’s appointment and the change in Mr. Dalton’s role were approved by the Board of Directors on July 12, 2012.  From February 2001 until June 30, 2011, Mr. Derrick was the Chairman and Chief Executive Officer of SecureAlert, our former parent corporation.  Prior to joining SecureAlert, Mr. Derrick occupied directorship and management positions in other companies.  From 1979 to 1982, Mr. Derrick was a faculty member at the University of Utah, College of Business.  Mr. Derrick graduated from the University of Utah with a Bachelor of Arts degree in Economics and a Masters in Business Administration degree with an emphasis in Finance.  Our Board of Directors believes Mr. Derrick’s long association with our business and its development during the period we were affiliated with SecureAlert and his long support of the Company uniquely qualify him to serve as our principal executive officer and Chairman.

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

Jack J. Johnson – Director

Mr. Johnson joined our board in October 2008.  In 1976, he founded the Jack Johnson Company, a land planning, civil engineering and architectural company specializing in residential and resort communities.  He has served as President of that company since its inception.  He also formed Land Equity Partners, a residential subdivision development company, and Resort Development Services, a company focusing on development of hotels and condominiums.  He received a degree in Civil Engineering from the University of Illinois in the late 1960s, and is a licensed civil engineer in several states.  His qualifications to serve on our board include his engineering background, which will help as we enter into research and development contracts related to our products and service solutions.  He is also well qualified as a result of his extensive business experience and sales expertise.bert J. Welgos – Director

Mr. Welgos joined our Board of Directors in June 2009.  He has a BS in engineering from the Newark College of Engineering (1962), and worked for 38 years with Allied Signal Corp (now Honeywell International), in various technical department management positions, including being responsible for operations of Customer Technical Service Dept., Design Engineering, Testing Laboratories, and Process Laboratories.  He also served as the Manager, North American Distributor Sales and Director of International Operations, where he established distribution networks throughout Pacific Rim and South America.  During this period, he was instrumental in the creation of joint ventures with Lucky Goldstar in Korea and Japan Synthetic Rubber in Japan.  Mr. Welgos retired from Allied Signal Corp in 2000.  Mr. Welgos is the Chairman of our board’s Audit Committee.  Among other things, Mr. Welgos’ education and extensive experience in the industries described above qualify him to advise our Company in our research and development agenda and customer service solutions.  In addition, his experience in Asia is important as we source our products and manufacturing.

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

Compensatory Arrangement with Principal Executive Officer

On July 12, 2012, we entered into a written Employment Agreement containing compensation and other terms related to David G. Derrick’s appointment as our Chief Executive Officer and Chairman of the Board of Directors.  The term of the Employment Agreement is two years. The term and the employment of Mr. Derrick will continue for successive one-year periods unless terminated prior to the expiration of the current term by either the Company or Mr. Derrick.

The compensation payable to Mr. Derrick under the Employment Agreement includes a base salary of $300,000 per year plus $15,000 of business expense reimbursement per month.  The Employment Agreement also includes the grant of an option to purchase 10,000,000 shares common stock at an exercise price of $0.10 per share, vesting at the rate of 1,000,000 shares for every 5,000 members added by the Company during Mr. Derrick’s employment by the Company.  The Company also granted Mr. Derrick 80,000 Series D preferred shares as a signing bonus, however according to the agreement such shares cannot be converted into Common Stock until the Company has 20,000 members.

Director Compensation

Each of our independent (non-employee) directors is paid a director’s fee of $37,500 per year.

The table below summarizes the compensation we paid to our outside directors for their services as directors for the fiscal year ended September 30, 2012.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
David G. Derrick (1)	--	--	--	--	--	--	--
James G. Carter	$37,500	--	--	--	--	--	$37,500
William K. Martin	$37,500	--	--	--	--	--	$37,500
Robert J. Welgos	$37,500	--	--	--	--	--	$37,500
Jack Johnson	$37,500	--	--	--	--	--	$37,500

(1)
Mr. Derrick is Chief Executive Officer and Chairman of the Board of Directors.  Mr. Derrick received 80,000 Series D preferred shares as signing bonus.  Mr. Derrick did not receive additional compensation for his service on the Board of Directors. His compensation for the year ended September 30, 2012 is disclosed in the Summary Compensation Table, below.

Item 11.  Executive Compensation

Chief Executive’s Management Agreement

During the fiscal year ended September 30, 2011, we entered into a four-year management contract with our then Chief Executive Officer, James J. Dalton, with an effective term of October 1, 2010 through September 30, 2014.  Under that agreement, we paid Mr. Dalton for his services as follows:

•	4,000,000 restricted shares of common stock were granted to Mr. Dalton at a price of $0.46 per share, which vested immediately; and
•	Warrants for the purchase of 3,000,000 shares of common stock at a price of $0.50 per share.

During the fiscal year ended September 30, 2012, we accelerated the above non-cash compensation to Mr. Dalton with total expense of $1,973,576. During the fiscal year ended September 30, 2012, we also granted Mr. Dalton 3,600,000 warrants to purchase shares of common stock at a price of $0.40 per share for his services.  The exercise price of these warrants was reduced to $0.10 per share during the fiscal year ended September 30, 2012, which resulted in additional compensation expense of $55,671.

On October 17, 2011, we engaged David S. Boone as our Chief Executive Officer.  Mr. Boone assumed the post previously occupied by James J. Dalton, whose resignation took effect with the appointment of Boone.  Mr. Dalton continued to serve as the Chairman of our Board of Directors (until July 12, 2012 – see below).  On February 16, 2012, David S. Boone resigned as Chief Executive Officer and Director of the Company to pursue other interests.  The Board of Directors then re-appointed James Dalton to the position of Chief Executive Officer of the Company.

During the fiscal year ended September 30, 2012, we paid Mr. Boone for his services as follows:

•	$68,742 in cash for consulting services; and
•	Warrants for the purchase of 1,252,871 shares of common stock at a price of $0.44 per share.

On July 12, 2012, Mr. Dalton resigned as Chief Executive Officer and Chairman of the Board of Directors of the Company to pursue other interests.  The Board of Directors then appointed Mr. David G. Derrick to the position of Chief Executive Officer and Chairman of the Board of Directors of the Company.  The compensation payable to Mr. Derrick is described above and in the Summary Compensation Table, below.

Mr. Dalton continues to serve the Company as a consultant in the aspect of investor relationships.  During the fiscal year ended September 30, 2012, we paid Mr. Dalton the sum of $120,000 for his consulting services to the Company.

Section 162(m) Compliance

Section 162(m) of the Internal Revenue Code (“Code”), limits us to a deduction for federal income tax purposes of no more than $1,000,000 of compensation paid to certain executive officers in a taxable year. Compensation in excess of $1,000,000 may be deducted if it is “performance-based compensation” within the meaning of the Code.

Our Board of Directors has determined that the stock purchase warrants granted under management contract as described above, with an exercise price at least equal to the fair value of our common stock on the date of grant should be treated as “performance-based compensation.”  Our Board of Directors believes that we should be able to continue to manage our executive compensation program for our Named Executive Officers, defined below, so as to preserve the related federal income tax deductions, although individual exceptions may occur.

Summary Compensation Table

The following table summarizes information concerning the compensation awarded to, earned by or paid to, our Chief Executive Officer (principal executive officer) during fiscal years 2012 and 2011, and Mr. Acton, our principal financial officer and the only other executive officer earning in excess of $100,000 for services rendered in all capacities (collectively, the “Named Executive Officers”) who was serving in such capacity as of September 30, 2012.

Name and principal position	Year ended September 30,	Salary	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compen -sation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($) (i)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)

James Dalton, PEO	2012 2011	- -	- -	$ 1,380,000 $ 1,840,000	$ 1,601,14$ 791,434	-	-	$ 7,153 $ 7,325	$ $	2,988,293 2,638,759

David Boone, PEO	2012	$ 68,742	-	-	$ 343,378	-	-	-		$412,120

David G. Derrick, PEO	2012	$ 150,000	-	$ 320,000	-	-	-	$ 8,250		$478,250

Michael G. Acton, Chief Financial Officer	2012 2011	$ 120,000 $ 78,895	- -	$ 45,473 $ 411,426	- -	- -	- -	$ 29,310 $ 29,258	$ $	194,783 519,579
[
(1)
Column (i) includes long-term care insurance and other personal benefits. The amounts included in that column, representing premiums paid by us for the applicable insurance policies, include the following:

Name	Term Life Insurance	Health Insurance	Dental Insurance	Vision Insurance
David G. Derrick	$-	$7,876	$311	$63
James J. Dalton	$103	$6,030	$768	$252
Michael G. Acton	$4,787	$23,025	$1,245	$252

(2)	All amounts paid under the management agreement described above. All amounts except those reported in column (c) and column (i) are non-cash amounts and represent stock or option grants.
(3)

Amounts in column (e) represent non-cash compensation expense of stock grants based on the market value of the stock on the grant date.  The aggregate grant date fair value of stock awards to Mr. Dalton in the three-year period was $3,950,000.  During the fiscal year ended September 30, 2010, we granted Mr. Acton $222,750 of the restricted stock awards, which vest pursuant to certain performance conditions. As of September 30, 2012, none of the performance conditions were met.  During the fiscal year ended September 30, 2012, we recognized $45,473 of expense associated with the restricted stock grants.  During the fiscal year ended September 30, 2012, we granted Mr. Derrick $320,000 of the Series D preferred stock as a signing bonus.

(4)

Amounts in column (f) represent non-cash compensation expense based on the fair value of options on the date of grant, calculated using a binomial option-pricing model.  During the fiscal year ended September 30, 2012, the options granted to Mr. Dalton have an aggregate grant date fair value of $1,007,564 using the following assumptions:  exercise price of $0.40; risk-free interest rate of 0.40%; expected life of two and a half years; expected dividend of 0%; and a volatility factor of 130.61%.  During the fiscal year ended September 30, 2012, the options granted to Mr. Boone have an aggregate grant date fair value of $343,378 using the following assumptions:  exercise price of $0.44; risk-free interest rate of 0.40%; expected life of two and a half years; expected dividend of 0%; and a volatility factor of 130.61%.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes information regarding options and other equity awards owned by the Named Executive Officers as of September 30, 2012.

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options		Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
(a)	(#	)	(#	)	(#	)	($)	(f)	(#	)	($)	(#	)	($)
	Exercisable		Unexercisable		(d)		(e)		(g)		(h)	(i)		(j)
	(b)		(c)

David G. Derrick, President and Chief Executive Officer	500,000		-		-		$0.10	9/29/2015	-		$-	-		$-
	341,000		-		-		$0.10	11/3/2016	-		$-	-		$-
	-		10,000,000		-		$0.10	7/11/2017	-		$-	-		$-

James J. Dalton,	3,600,000		-		-		$0.10	10/3/2016	-		$-	-		$-
Former President and Chief	2,250,000		-		-		$0.10	6/21/2016	-		$-	-		$-
Executive Officer	4,002,000		-		-		$0.10	5/11/2014	-		$-	-		$-

David S. Boone, Former President and Chief Executive Officer	1,252,871		-		-		$0.44	10/3/2016	-		$-	-		$-

Michael G. Acton, Chief Financial Officer	150,000		-		-		$0.10	6/21/2016	-		$-	-		$-

Options Exercised and Vested

During the fiscal year ended September 30, 2012, warrants for the purchase of 16,941,000 shares of common stock vested, options for the purchase of 2,000,000 shares of common stock were settled with 2,000,000 shares of common stock, and options for the purchase of 1,747,129 shares of common stock were forfeited and canceled.

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

Item 12.              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth information as of January 15, 2013 by:

•	each person or group who is known by us to own beneficially more than 5% of our outstanding shares of common stock;
•	each of our Named Executive Officers serving as of such date;
•	each of our directors; and
•	all of the executive officers and directors as a group

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC.  These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days.  Common stock subject to options that are currently exercisable or exercisable within 60 days of January 15, 2013, is deemed to be outstanding and beneficially owned by the person holding the options.  These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Percentage of beneficial ownership is based on 46,369,771 shares of common stock outstanding as of January 15, 2013.  Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder.  Unless otherwise indicated in the table or footnotes below, the address for each beneficial owner is c/o ActiveCare, Inc., 5095 West 2100 South, West Valley City, Utah 84120.

5% Stockholders:
		Amount and Nature
		Of Beneficial
Title of Class	Name and address of Beneficial Owner	Ownership	Percent of Class

Common	Advance Technology Investors LLC(1)	10,768,606	19.68%
	154 Rock Hill Road
	Spring Valley, NY 10977
Common	Darrell Meador (2)	2,640,000	5.39%
Common	Randall K. Gardner (3)	2,640,000	5.39%
Common	Kenith Lewis (4)	2,640,000	5.39%
Executive Officers and Directors:
		Amount and Nature
		Of Beneficial
Title of Class	Name and address of Beneficial Owner	Ownership	Percent of Class
Common	James J. Dalton(5)	13,706,417	24.38%
Common	Jeffery Peterson(6)	7,294,000	13.86%
Common	William K. Martin(7)	5,526,178	11.06%
Common	David Derrick(8)	4,841,000	9.45%
Common	Michael G. Acton(9)	2,579,174	5.40%
Common	James G. Carter(10)	1,295,983	2.73%
Common	David S. Boone(11)	1,252,871	2.63%
Common	Robert J. Welgos(12)	938,593	1.99%
Common	Jack Johnson(13)	920,000	1.95%

All executive officers and directors		31,060,216	59.60%
as a group (9 persons)(14)

*      Represents beneficial ownership of less than one percent (1%) of our outstanding common stock.
(1)
Includes 2,413,456 shares of common stock, and 480,000 shares of Series C and 71,103 shares of Series D preferred stock, which is convertible to 4,800,000 and 3,555,150 shares of common stock, owned of record by Advanced Technology Investors LLC (“ATI”).  By agreement, ATI may not vote or convert the preferred shares held by it into common stock that would result in ATI becoming the holder of more than 4.99% of the issued and outstanding common stock of the Company at any given time.

(2)	Includes 52,800 shares of Series D preferred stock, which is convertible to 2,640,000 shares of common stock, owned of record by Darrell Meador, the President of 4G.
(3)	Includes 52,800 shares of Series D preferred stock, which is convertible to 2,640,000 shares of common stock, owned of record by Randall K. Gardner, the Chief Executive Officer of our affiliate, 4G.
(4)	Includes 52,800 shares of Series D preferred stock, which is convertible to 2,640,000 shares of common stock, owned of record by Kenith Lewis, one of the operating managers of 4G.
(5)	Includes 3,854,417 shares of common stock and 9,852,000 warrants owned of record by James J. Dalton, our former Chief Executive Officer and Chairman of our Board of Directors.
(6)
Includes 1,024,000 shares of common stock and 125,400 shares of Series D preferred stock, which is convertible to 6,270,000 shares of common stock, owned of record by BlueStone Advising LLC, which is controlled by Jeffery Peterson, our vice president of finance.  By agreement, neither Mr. Petersen nor any entity affiliated with him may vote or convert any preferred shares held by any of them into common stock of the Company in an amount that would result in Mr. Petersen becoming the beneficial owner of more than 4.99% of the issued and outstanding shares of the Company’s common stock at any given time.

(7)	Includes 1,937,178 shares of common stock and 227,000 warrants owned of record by Mr. William Martin, a member of our Board of Directors.
(8)
Includes 841,000 warrants and 80,000 shares of Series D preferred stock, which is convertible to 4,000,000 shares of common stock, owned of record by David G. Derrick, our new Chief Executive Officer and Chairman of our Board of Directors since July 12, 2012.

(9)
Includes 1,214,174 shares of common stock, 150,000 warrants, and 24,300 shares of Series D preferred stock, which is convertible to 1,215,000 shares of common stock, owned of record by Michael G. Acton, our Chief Financial Officer and Secretary-Treasurer.

(10)
Includes 181,333 shares of common stock, 227,000 warrants, and 17,753 shares of Series D preferred stock, which is convertible to 887,650 shares of common stock, owned of record by James G. Carter, a member of our Board of Directors.

(11)	Includes 1,252,871 warrants owned of record by David S. Boone, our former Chief Executive Officer.
(12)
Includes 171,593 shares of common stock, 251,000 warrants, and 10,320 shares of Series D preferred stock, which is convertible to 516,000 shares of common stock, owned of record by Robert J. Welgos, a member of our Board of Directors.

(13)
Includes 75,000 shares of common stock, 215,000 warrants, and 12,600 shares of Series D preferred stock, which is convertible to 630,000 shares of common stock, owned of record by Jack Johnson, a member of our Board of Directors.

(14)	Duplicate entries eliminated.

Item 13.              Certain Relationships and Related Transactions, and Director Independence

Related-Party Transactions

Related Party Note Payable

During the year ended September 30, 2012, the Company owed $1,105,000 convertible notes to three of its officers.  The notes included $115,000 of loan origination fees added to the principal with 12% to 20% annual interest rates.  The Company also issued 341,000 warrants at exercisable price of $0.10 per share and 80,000 shares of Series D preferred stock with total value of $347,130 at the date of grant.  During the fiscal year ended September 30, 2012, the Company repaid $244,522 of the loans along with $7,478 of interest, $92,400 of the notes was converted to 2,310,000 shares of common stock at $0.04 per share and $110,000 was converted to 55,000 of Series D preferred stock at $2.00 per share.  As of the year ended September 30, 2012, $33,000 of the related-party notes was due on demand, and the remaining $620,686 was due on July 31, 2013.

During the year ended September 30, 2012, the Company also owed $708,278 of convertible notes and $351,000 of nonconvertible notes to entities that were controlled by one of our key managers.  The notes included $99,500 of loan origination fees added to the principal with annual interest rates between 12% and 15%.  As of September 30, 2012, $708,278 of the loans was due on demand and the remaining $351,000 was due on December 31, 2012.  As of the date of the report, the Company has not yet repaid the loans.

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

Procedures for Related-Party Transactions

Under our code of business conduct and ethics adopted in June 2009, our employees, officers and directors are discouraged from entering into any transaction that may cause a conflict of interest for us.  In addition, they must report any potential conflict of interest, including related-party transactions, to their managers or our corporate counsel who then reviews and summarizes the proposed transaction for our audit committee.  Pursuant to its charter, our audit committee is required to then approve any related-party transactions, including those transactions involving our directors. In approving or rejecting such proposed transactions, the audit committee will be required to consider the relevant facts and circumstances available and deemed relevant to the audit committee, including the material terms of the transactions, risks, benefits, costs, availability of other comparable services or products and, if applicable, the impact on a director’s independence.  Our audit committee will approve only those transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our audit committee determines in the good faith exercise of its discretion.  A copy of our code of business conduct and ethics and audit committee charter are available on our corporate website at www.activecare.com.

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

Meetings of the Board of Directors and Committees

The Board of Directors is elected by and is accountable to our stockholders.  The Board establishes policy and provides our strategic direction, oversight, and control.  The Board met seven times during fiscal year 2012.  All directors attended 100% of the meetings of the Board and the Board committees of which they are members.

Item 14.              Principal Accounting Fees and Services

Audit Related Fees, Tax Fees, Audit Related Fees, and All Other Fees

            Audit services consist of the audit of our annual consolidated financial statements, and other services related to filings and registration statements filed by us and other pertinent matters.

During the year ended September 30, 2012, Tanner performed audit and audit related services including the audit of the annual consolidated financial statements of the Company and its subsidiaries for 2012 and audit related services for the audits of 4G and Green Wire (in connection with their acquisitions) and the filings by the Company on Form 8-K.  Tanner did not perform any financial information systems design and implementation services for the Company.  Tanner incurred fees of $99,000 for audit services and $141,000 for audit-related services with respect to the year ended September 30, 2012.

During years ended September 30, 2012 and 2011, HBM provided services consisting of the audit of the annual consolidated financial statements of the Company for the fiscal year 2011, reviews of the quarterly financial statements for the fiscal years 2012 (quarters ended December 31, 2011, March 31, 2012, and June 30, 2012) and 2011 (all quarters), and accounting consultations, consents, and other services related to SEC filings and registration statements that were filed by the Company and its subsidiaries.  HBM did not perform any financial information systems design and implementation services for the Company for the years ended September 30, 2012 or 2011.

Audit fees paid to HBM for fiscal years 2012 and 2011 totaled approximately $116,000 and $73,000, respectively.

Auditor Independence

Our audit committee considered that the work done for us in fiscal year 2012 by HBM and Tanner was compatible with maintaining HBM and Tanner’s independence.

Tanner has advised us that it has no direct or indirect financial interest in the Company or in any of its subsidiaries and that it has had, during the last three years, no connection with the Company or any of its subsidiaries, other than as independent auditors or in connection with certain other activities, as described above.

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

We have reviewed and discussed with management the Company’s audited financial statements as of and for the year ended September 30, 2012.

We have discussed with the independent registered public accountant of the Company, Hansen Barnett & Maxwell, P.C. and Tanner LLC, the matters that are required to be discussed by Statement on Auditing Standards No. 114, The Auditors Communication with Those Charged with Governance, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants, which includes a review of the findings of the independent registered public accounting firm during its examination of the Company’s financial statements.

We have received and reviewed written disclosures and the letter from Hansen Barnett & Maxwell, P.C. and Tanner LLC, which is required by Independence Standard No. 1, Independence Discussions with Audit Committees, as amended, by the Independence Standards Board, and we have discussed with Hansen Barnett & Maxell, P.C. and Tanner LLC their independence under such standards.  We have concluded that the independent registered public accounting firms are independent from the Company and its management.

Based on our review and discussions referred to above, we have recommended to the Board of Directors that the audited financial statements of the Company be included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012, for filing with the Securities and Exchange Commission.

Respectfully submitted by the members of the Audit Committee:

Robert J. Welgos, Chair William K. Martin

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form:

1.      Financial Statements

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Deficit
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules. [N/A, because the required information is included in the Consolidated Financial Statements or Notes thereto, or is not applicable.]

3.	Exhibits. The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit No.	Title of Document

(10)(x)	Employment Contract with David Boone, Chief Executive Officer dated October 17, 2011 (filed previously as exhibit to report on Form 8-K, filed October 17, 2011).*

(10)(xi)	Agreement between the Company and Sapinda Deutschland GMBH (filed previously as exhibit to report on Form 8-K, filed October 18, 2011).*

(10)(xii)	Letter Agreement between the Company and 4G Biometrics, LLC (filed previously as exhibit to report on Form 8-K, filed March 13, 2012).*

(10)(xiii)	Amended and Restated Letter Agreement between the Company and 4G Biometrics, LLC (filed previously as exhibit to report on Form 8-K, filed July 20, 2012).*

(11)	Computation of Statement of Earnings (included in financial statements filed herewith)*

(31)(i)	Certifications of Chief Executive (Principal) Executive Officer under Rule 13a-14(a)/15d-14(a)*

(31)(ii)	Certifications of Chief Financial (Principal Financial and Accounting) Officer under Rule 13a-14(a)/15d-14(a)*

(32)(i)	Certification of Chief Executive Officer Pursuant to 18 U.S.C.Section 1350

(32)(ii)	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.Section 1350

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

101 LAB	XBRL Labels Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

* Previously filed.

** The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ActiveCare, Inc.

By: /s/ David G. Derrick
David G. Derrick, Chief Executive Officer
(Principal Executive Officer)

Date: January 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David G. Derrick	Director, Chairman, and	January 15, 2013
David G. Derrick	Chief Executive Officer
(Principal Executive Officer)

/s/ James G. Carter
James G. Carter	Director	January 15, 2013

/s/ Robert J. Welgos
Robert J. Welgos	Director	January 15, 2013

/s/ William K. Martin
William K. Martin	Director	January 15, 2013

/s/ Jack J. Johnson
Jack J. Johnson	Director	January 15, 2013

/s/ Michael G. Acton	Chief Financial Officer	January 15, 2013
Michael G. Acton	(principal financial officer)
(principal accounting officer)

ActiveCare, Inc. and Subsidiaries
 Consolidated Financial Statements
As of September 30, 2012 and 2011
and For the Years Then Ended

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ActiveCare, Inc.

We have audited the accompanying consolidated balance sheet of ActiveCare, Inc. and subsidiaries (the Company) as of September 30, 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ActiveCare, Inc. and subsidiaries as of September 30, 2012 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses, has negative cash flows from operating activities, has negative working capital, and has negative total equity.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tanner LLC

Salt Lake City, Utah
January 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of ActiveCare, Inc.

We have audited the accompanying consolidated balance sheet of ActiveCare, Inc. and subsidiaries (the Company) as of September 30, 2011 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ActiveCare, Inc. and subsidiaries as of September 30, 2011 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring operating losses and has an accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
December 23, 2011

ActiveCare, Inc. and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2012 and 2011

	2012	2011
Assets

Current assets:
Cash	$529,839	$178,131
Accounts receivable, net of allowance for doubtful accounts of $20,195 and $6,820, respectively	644,974	103,044
Inventories, net of valuation allowances of $4,984 and $4,404, respectively	290,768	116,010
Prepaid expenses and other	7,277	2,217

Total current assets	1,472,858	399,402

Customer contracts, net of accumulated amortization of $102,330 and $0, respectively	2,267,552	-
Goodwill	825,894	-
Patents, net of accumulated amortization of $228,587 and $81,310, respectively	693,790	218,690
Equipment leased to customers, net of accumulated depreciation of $144,905 and $54,549, respectively	312,993	112,955
Property and equipment, net of accumulated depreciation of $625,401 and $464,276, respectively	266,078	232,182
Deposits and other	24,634	30,831
Domain name, net of accumulated amortization of $2,145 and $1,430, respectively	12,155	12,870

Total assets	$5,875,954	$1,006,930

See accompanying notes to consolidated financial statements.

ActiveCare, Inc. and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2012 and 2011
(Continued)

	2012	2011
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,132,611	$452,034
Accounts payable, related party	150,395	-
Accrued expenses	2,104,623	494,919
Derivatives liability	4,015,855	-
Current portion of notes payable	2,569,221	300,000
Current portion of notes payable, related party	1,563,923	-
Deferred revenue	61,608	1,365
Dividends payable	18,322	-
Payable on license agreement	-	300,000
Total current liabilities	11,616,558	1,548,318

Notes payable, net of current portion	1,804,929	-
Notes payable - related-party, net of current portion	169,857	-

Total long-term liabilities	1,974,786	-

Total liabilities	13,591,344	1,548,318

Stockholders’ deficit:
Preferred stock, $.00001 par value: 10,000,000 shares authorized; 480,000 and 0 shares of Series C; and 386,103 and 0 shares of Series D, outstanding, respectively	9	-
Common stock, $.00001 par value: 50,000,000 shares authorized; 46,369,771 and 38,568,160 shares outstanding, respectively	464	386
Additional paid-in capital	29,643,351	24,394,501
Accumulated deficit	(37,359,214)	(24,936,275)

Total stockholders’ deficit	(7,715,399)	(541,388)

Total liabilities and stockholders’ deficit	$5,875,945	$1,006,930

See accompanying notes to consolidated financial statements.

ActiveCare, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended September 30, 2012 and 2011

	2012	2011

Revenues:
Care services	$352,223	$333,902
Reagents	467,259	437,489
Chronic illness monitoring	706,888	-

Total revenues	1,526,370	771,391

Cost of revenues:
Care services	736,520	685,729
Reagents	392,049	369,392
Chronic illness monitoring	536,790	-

Total cost of revenues	1,665,359	1,055,121

Gross margin (deficit)	(138,989)	(283,730)

Operating expenses:
Research and development (including $0 and $15,300, respectively, of stock-based compensation	187,230	321,245
Selling, general and administrative (including $3,927,214 and $4,232,450, respectively, of stock-based compensation)	9,076,924	6,958,693

Total operating expenses	9,264,154	7,279,938

Loss from operations	(9,403,143)	(7,563,668)

Other income (expense):
Loss on derivative instruments	(2,104,389)	-
Interest expense	(858,346)	(334,706)
Interest income	122	782
Loss on disposal of equipment	-	(6,193)
Impairment of investment	-	(50,000)
Gain on forgiveness of accounts payable	-	55,072

Total other expense, net	(2,962,613)	(335,045)

Net loss	(12,365,756)	(7,898,713)

Dividends on preferred stock	(57,183)	-

Net loss attributable to common stockholders	$(12,422,939)	$(7,898,713)

Net loss per common share – basic and diluted	(0.29)	(0.27)

Weighted average common shares outstanding – basic and diluted	42,515,000	28,974,350

See accompanying notes to consolidated financial statements.

ActiveCare, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficit
For the Years Ended September 30, 2012 and 2011

	Preferred Stock
	Series C		Series D		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total

Balance as of October 1, 2010	-	$-	-	$-	25,039,160	$251	$18,522,033	$(17,037,562)	$1,484,722

Issuance of common stock for:
Cash	-	-	-	-	2,032,500	20	812,980	-	813,000
Options/warrants exercised for cash	-	-	-	-	4,770,000	48	1,192,452	-	1,192,500
Services	-	-	-	-	6,189,500	62	1,370,988	-	1,371,050
Options/warrants exercised for services	-	-	-	-	312,000	3	89,997	-	90,000
In connection with issuance of loans	-	-	-	-	225,000	2	93,101	-	93,103
Finance fee	-	-	-	-	-	-	(161,750)	-	(161,750)
Options	-	-	-	-	-	-	39,572	-	39,572
Amortization of warrants issued for services	-	-	-	-	-	-	663,103	-	663,103
Amortization of stocks issued for services	-	-	-	-	-	-	1,772,025	-	1,772,025
Net loss	-	-	-	-	-	-	-	(7,898,713)	(7,898,713)

Balance as of September 30, 2011	-	-	-	-	38,568,160	386	24,394,501	(24,936,275)	(541,388)

Issuance of common stock for:
Services	-	-	-	-	1,291,611	13	218,893	-	218,906
Accrued expenses					600,000	6	311,994	-	312,000
Loan origination fee	-	-	-	-	1,000,000	10	69,990	-	70,000
Debt conversion	-	-	-	-	2,310,000	23	92,377	-	92,400
Settlement agreement	-	-	-	-	2,000,000	20	499,980	-	500,000
Issuance of Series D preferred stock for:
Debt conversion	-	-	55,000	1	-	-	109,999	-	110,000
Loan origination fee	-	-	140,000	1	-	-	389,999	-	390,000
Acquisitions	-	-	180,000	2	-	-	679,998	-	680,000
Dividends	-	-	11,103	-	-	-	38,861	-	38,861
Stock-based compensation	-	-	-	-	-	-	3,708,308	-	3,708,308
Issuance of options for loan origination fees	-	-	-	-	-	-	117,551	-	117,551
Derivatives liability	-	-	-	-	-	-	(1,911,466)	-	(1,911,466)
Issuance of common and Series C preferred stock for patents	480,000	5	-	-	600,000	6	922,366	-	922,377
Net loss	-	-	-	-	-	-	-	(12,365,756)	(12,365,756)
Dividends on preferred stock	-	-	-	-	-	-	-	(57,183)	(57,183)

Balance as of September 30, 2012	480,000	$5	386,103	$4	46,369,771	$464	$29,643,351	$(37,359,214)	$(7,715,390)

See accompanying notes to consolidated financial statements.

ActiveCare, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2012 and 2011

	2012	2011

Cash flows from operating activities:
Net loss	$(12,365,756)	$(7,898,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	385,485	203,708
Stock-based compensation expense	3,927,214	4,118,178
Options issued for services	-	39,572
Settlement agreement	500,000	-
Loss on impairment of investment	-	50,000
Amortization of debt discount as interest expense	418,084	99,265
Finance expense on equity issuance	-	206,750
Loss on derivative instruments	2,104,389	-
Loss on disposal of property and equipment	-	6,193
Changes in operating assets and liabilities:
Accounts receivable	(527,954)	3,098
Inventories	(174,758)	(74,494)
Prepaid expenses and other assets	18,101	339,717
Accounts payable	676,766	(187,534)
Accrued expenses	2,063,859	36,701
Deferred revenue	26,101	(24,556)

Net cash used in operating activities	(2,948,469)	(3,082,115)

Cash flows from investing activities:
Purchase of property and equipment	(47,826)	(335,679)
Net cash acquired from Green Wire	12,215	-
Acquisition of 4G Biometrics, LLC	(350,000)	-

Net cash used in investing activities	(385,611)	(335,679)

Cash flows from financing activities:
Proceeds from sale of common stock, net of commissions	-	444,500
Proceeds from issuance of related-party notes payable	2,190,000	-
Proceeds from issuance of notes payable	1,746,113	300,002
Principal payments on related-party notes payable	(165,325)	(25,000)
Principal payments on notes payable	(85,000)	(30,000)
Proceeds from exercise of warrants	-	1,192,500

Net cash provided by financing activities	3,685,788	1,882,002

Net increase (decrease) in cash	351,708	(1,535,792)
Cash, beginning of the year	178,131	1,713,923

Cash, end of the year	$529,839	$178,131

See accompanying notes to consolidated financial statements.

ActiveCare, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2012 and 2011
(Continued)

	2012	2011
Supplemental Cash Flow Information:
Cash paid for interest	$530,891	$11,684

Non-Cash Investing and Financing Activities:
Loss on derivatives	$1,911,466	$-
Issuance of common and Series C preferred stock for patents	922,377	-
Issuance of stock for loan origination fees	460,000	-
Issuance of common stock for settlement of accrued expenses	312,000	75,000
Issuance of stock for debt conversion	202,400	-
Accrued interest transferred to notes payable	174,273	-
Issuance of options for loan origination fees	117,551	-
Dividends on preferred stock	57,183	-
Issuance of Series D preferred stock for dividends	38,861	-
Exercise of warrants for settlement of accrued board fees	-	15,000

See accompanying notes to consolidated financial statements.

ActiveCare, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2012 and 2011

1.             Organization and Nature of Operations

ActiveCare, Inc. (the “Company” or “ActiveCare”) was formed March 5, 1998 as a wholly owned subsidiary of SecureAlert, Inc. [OTCBB: SCRA.OB], a Utah corporation formerly known as RemoteMDx, Inc. (“SecureAlert”).  During the year ended September 30, 2008 (fiscal year 2008), the ownership interest of SecureAlert in ActiveCare was reduced through (a) the sale of common stock by the Company to investors in private transactions and (b) the sale and transfer of Company common stock by SecureAlert in private transactions.  SecureAlert completed its divestiture of ActiveCare in February 2009 through the pro-rata distribution of 1,421,667 shares of the Company’s common stock to the stockholders of SecureAlert.  Each stockholder of SecureAlert received one share of ActiveCare common stock for every 117 shares of SecureAlert common stock owned of record on January 30, 2009. The distribution date was February 27, 2009.  Following the distribution of its stock in the Company, SecureAlert retained no ownership interest in ActiveCare.  Effective July 15, 2009, the Company changed its name to ActiveCare, Inc. and its state of incorporation to Delaware.

The Company’s revenue is generated from three sources: (i) sales from mobile health monitoring and concierge services (“CareServices”); (ii) sales of medical diagnostic stains (“Reagents”); and (iii) sales of chronic illness monitoring services and supplies (“Chronic Illness Monitoring”).

Going Concern

The Company has incurred recurring losses, has negative cash flows from operating activities, has negative working capital, and has negative total equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order for the Company to remove substantial doubt about its ability to continue as a going concern, the Company must generate positive cash flows from operating activities and obtain the necessary funding to meet its projected capital investment requirements. Management’s plans with respect to this uncertainty include the selling of increased volumes of the Company’s products and services as well as raising additional capital from debt and equity financings. There can be no assurance that revenues will increase rapidly enough to eliminate operating losses and repay debts. If the Company is unable to increase revenues or obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

2.             Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Fair Value of Financial Instruments
The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. Derivative financial instruments are recorded at fair value based on current market pricing models. The Company estimates that, based on current market conditions, the fair values of its long-term debt obligations approximate their carrying values as of September 30, 2012.

Concentrations of Credit Risk
The Company has cash in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  As of September 30, 2012, the cash balance in the Company’s bank accounts did not exceed the federally insured limit.

In the normal course of business, the Company provides credit terms to its customers.  The Company performs ongoing credit evaluations of its customers’ financial condition and requires no collateral from its customers.  The Company maintains an allowance for uncollectable accounts receivable based upon management’s specific review and assessment of each account at the period end.

During fiscal year 2012, revenues from one customer of CareServices represented 7% of the Company’s total revenues; revenues from four customers of Reagents represented 16% of the Company’s total revenues; and revenues from two customers of Chronic Illness Monitoring represented 28% of the Company’s total revenues.

During fiscal year 2011, revenues from one customer of CareServices represented 25% of the Company’s total revenues and revenues from one customer of Reagents represented 10% of the Company’s total revenues.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables and changes in payment histories.  Accounts receivable are written off when the likelihood of collection is deemed remote.  Recoveries of accounts receivable previously written off are recorded when payment is received.  A receivable is considered to be past due if any portion of the receivable balance has not been received by the contractual payment date.  Interest is not charged on accounts receivable that are past due.

Inventories

Inventories are recorded at the lower of cost or market, cost being determined using the first-in, first-out (“FIFO”) method. CareServices inventories consist of ActiveHome inventories, which include control pods, video phones, and door and window sensors. Reagents inventory consists of raw materials, work-in-process, and finished goods for stains and solutions products manufactured by the Company. Chronic illness monitoring inventory consists of glucometers, diabetic test strips, blood pressure cuffs, and weight scales. Inventories as of September 30, 2012 and 2011 were as follows:

	2012	2011

CareServices
ActiveHome	$56,767	$68,264

Reagents
Raw materials	41,195	38,433
Work in process	5,745	7,131
Finished goods	6,161	6,586
Reserves for obsolescence and valuation	(4,984)	(4,404)

Chronic Illness Monitoring
Finished goods	185,884	-

Total inventories	$290,768	$116,010

Provisions are made to reduce excess and obsolete inventories to their estimated net realizable values. Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable values could change in the near term.

Investments

On May 21, 2010, the Company entered into a Co-Development and Exclusive Distribution Agreement (the “Agreement”) with Vista Therapeutics, Inc. (“Vista”) for the development and co-marketing of NanoBiosensor™ -based biomarker assessment products for use with the Company’s proprietary line of continuous patient monitoring products marketed to the elderly and senior market.  In connection with the Agreement, the Company made an investment in Vista’s Series B preferred stock in the amount of $50,000.  The Vista Series B preferred stock is convertible into common stock of Vista under certain conditions and grants to the holder certain rights and preferences, subject to prior rights granted to the holders of Vista’s Series A-1 preferred stock and Series A-2 preferred stock.  The Company impaired the full value of the investment during fiscal year 2011.

CareServices

“CareServices” include contracts in which the Company provides monitoring services to end users and sells devices to distributors.  The Company typically enters into contracts on a month-to-month basis with customers (known as “members”) that use CareServices.  However, these contracts may be cancelled by either party at anytime with 30 days notice.  Under the Company’s standard contract, the device becomes billable on the date the member orders the product, and remains billable until the device is returned to the Company.  The Company recognizes revenues on devices at the end of each month that CareServices have been provided.  In those circumstances in which the Company receives payment in advance, the Company records these payments as deferred revenue.

The Company recognizes CareServices revenues when persuasive evidence of an arrangement with the member exists, title passes to the member, prices are fixed or determinable, and collection is reasonably assured.  Shipping and handling fees are included in revenues.  The related freight costs and supplies directly associated with shipping products to members are included as a component of cost of revenues.  Members order products by phone or website.  All CareServices sales are made with net 30-day payment terms.

To qualify for the recognition of revenue at the time of sale, the following must exist:

•	The Company’s price to the buyer is fixed or determinable.
•	The buyer has paid the Company, or the buyer is obligated to pay the Company within 30 days, and the obligation is not contingent on resale of the product.
•	The buyer’s obligation to the Company does not change in the event of theft or physical destruction or damage of the product.
•	The buyer acquiring the product for resale has economic substance apart from that provided by the Company.
•	The Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer.
•	The amount of future returns can be reasonably estimated.

The Company reports revenues from customers for each product and service or each group of similar products and services unless it is impractical to do so.  The vast majority of CareServices sales are service revenue.  Because equipment sales are not material, the Company presents services and equipment revenues together.

The Company’s revenue recognition policy for sales to distributors of CareServices is the same as the policy for sales to end-users.

The Company’s distributors are not required to maintain specified amounts of product on hand, and distributors are not required to make minimum purchases to maintain distributor status.  Distributors have no stock rotation rights or additional rights of return.  Revenues from products sold with long-term service contracts are recognized ratably over the expected life of the contract.  Sales returns have been negligible, and discounts are known at the time of sale.  Revenues are recorded net of sales returns and sales discounts.  There are no significant judgments or estimates associated with the recording of revenues.

The majority of CareServices revenue transactions do not have multiple elements.  On occasion, the Company has revenue transactions that have multiple elements (such as device sales to distributors).  In these situations, the Company provides the distributor with the ActiveOne™ device and monthly monitoring services, which are both included in the contracted pricing.  In these multiple element revenue arrangements, the Company considers whether: (i) the deliverables have value on a standalone basis to the distributors, and (ii) the distributors have a general right of return.  The Company has determined that these elements have standalone value to distributors and that the delivery of undelivered items is probable and substantially within our control.  The Company does not grant its distributors a general right of return.  Therefore, these revenue elements are considered as separate units of accounting.  Revenues are allocated at the inception of the arrangement to all deliverables on the basis of their relative selling prices.  When applying the relative selling price method, the selling price for each deliverable is determined using vendor-specific objective evidence of selling price, if it exists; otherwise, third-party evidence of the selling price is used to determine the selling price.  If neither vendor-specific objective evidence nor third-party evidence of the selling price exists for a deliverable, then the best estimate of the selling price is used for that deliverable.

The Company does not currently sell, nor does the Company intend to sell the ActiveOne™ device separately from the monthly monitoring service; therefore, the Company is not able to determine vendor-specific objective evidence of selling price.  The Company is also unable to obtain third-party evidence of selling price, because there is not a similar product in the market.  The ActiveOne™ device is the only device in the market that combines fall detection technology with GPS/RF and two-way cellular communications technology.  The Company therefore determines its best estimate of selling price in order to determine the relative selling price of the separate deliverables in its multiple element revenue arrangements.  In order to determine the best estimate of selling price of the ActiveOne™ device, the Company includes the following cost components in its estimate: (1) production costs, (2) development costs, (3) PTCRB certification costs, and (4) estimated gross margin.  In order to determine the best estimate of the monthly monitoring service, the Company includes the following components in its estimate: (1) monthly communication costs, (2) monitoring labor costs, (3) Public Safety Answering Point (“PSAP”) database and monthly maintenance costs, and (4) estimated gross margin.    The relative selling price allocated to the sale of the ActiveOne™ device is recognized when the device is delivered to the distributor.  The relative selling price of the monitoring service is recognized monthly when the services have been provided.

Reagents

The Company recognizes Reagents revenues when persuasive evidence of an arrangement with the customer exists, title passes to the customer, prices are fixed or determinable, and collection is reasonably assured.

Shipping and handling fees are included in revenues.  The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of revenues.  Neither the sales of diagnostic equipment nor the sales of medical diagnostic stains involve multiple deliverables.

Customers order diagnostic stain products by purchase order.  The Company does not enter into long-term contracts for stains and reagents sales.  All Reagents sales are made with net 30-day payment terms.

To qualify for the recognition of revenue at the time of sale, the following must exist:

•	The price to the buyer is fixed or determinable.
•	The buyer has paid, or the buyer is obligated to pay the Company within 30 days, and the obligation is not contingent on resale of the product.
•	The buyer’s obligation to the Company does not change in the event of theft or physical destruction or damage of the product.
•	The buyer acquiring the product for resale has economic substance apart from that provided by the Company.
•	The Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer.
•	The amount of future returns can be reasonably estimated.

The Company’s diagnostic stain products have not been modified significantly for several years.  There is substantial history on which to base estimates of sales returns.  Sales returns have been negligible.  The vast majority of Reagents sales are of medical diagnostic stains, with a minimal portion of sales being diagnostic equipment.  Therefore, the Company presents revenues from devices and stains together in Reagents revenues in the statements of operations.

Our revenue recognition policy for Reagents sales to distributors is the same as the policy for sales to end-users.

Our Reagents distributors are not required to maintain specified amounts of product on hand, and are not required to make minimum purchases to maintain distributor status.  Distributors have no stock rotation rights or additional rights of return.  Sales to distributors are recorded net of discounts.

Chronic Illness Monitoring

The Company initiated its Chronic Illness Monitoring segment operations upon its acquisition of 4G Biometrics, LLC in the quarter ended March 31, 2012 (see Note 3).  The Company recognizes Chronic Illness Monitoring revenues when persuasive evidence of an arrangement with the customer exists, title passes to the customer, prices are fixed or determinable, and collection is reasonably assured.

Shipping and handling fees billed to customers are included in revenues.  The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of revenues.  Chronic Illness Monitoring revenues do not involve multiple deliverables.

The Company enters into agreements with self-insured companies to lower medical expenses by distributing diabetic testing supplies to their employees which report test results.  The self-insured companies are obligated to pay for the supplies that the Company distributes to their employees on a quarterly basis.  The term of these contracts is one year, and unless terminated by either party, will automatically renew for another year.  Chronic Illness Monitoring sales are typically made with net 30-day payment terms.

To qualify for the recognition of revenue at the time of sale, the following must exist:

•	The price to the contracted self-insured company is fixed or determinable.
•	The self-insured company has paid or is obligated to pay within 30 days.
•	The self-insured company’s obligation to the Company does not change in the event of theft or physical destruction or damage of the product.
•	The end user does not have a right of return.

Research and Development Costs

All expenditures for research and development are charged to expense as incurred. These expenditures for fiscal year 2011 were primarily for the development of a medical home monitoring device and associated services.  The expenditures for fiscal year 2012 were for software-related efforts for the chronic illness market.  For fiscal years 2012 and 2011, research and development expenses were $187,230 and $321,245, respectively.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expenses for fiscal years 2012 and 2011 were $176,300 and $597,933, respectively.  Advertising expenses primarily relate to the Company’s CareServices and Chronic Illness Monitoring segments.

Income Taxes

The Company recognizes deferred income tax assets or liabilities for the expected future tax consequences of events that have been recognized in the financial statements or income tax returns. Deferred income tax assets or liabilities are determined based upon the difference between the financial reporting bases and tax reporting bases of assets and liabilities using enacted tax rates expected to apply when the differences are expected to be settled or realized.  Deferred income tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.  As of September 30, 2012, management has determined to provide a 100% allowance against deferred income tax assets as it is more likely than not these assets will not be realized.  Interest and penalties related to income tax liabilities, when incurred, are classified in interest expense and income tax provision, respectively.

Warrant Exercises

The Company issues common shares in connection with warrant exercises when it has received verification that the proceeds have been deposited and when it has received an exercise letter from the warrant holder.  The Company issues common shares in connection with note conversion after it verifies the outstanding note balance, the eligibility of conversion, and has received a conversion letter from the lender.

Net Loss Per Common Share

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year.

Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss available to common stockholders by the sum of the weighted average number of common shares outstanding and the weighted-average dilutive common share equivalents then outstanding.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Common share equivalents consist of shares issuable upon the exercise of common stock warrants, shares issuable from restricted stock grants, shares issuable from convertible notes and Series C and Series D preferred stock.  As of September 30, 2012 and 2011, there were 82,022,191 and 11,309,000 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS as their effect would be anti-dilutive.  The common stock equivalents outstanding as of September 30, 2012 and 2011, consisted of the following:

	2012	2011

Conversion of debt	$34,442,170	$-
Exercise of outstanding common stock options and warrants	23,865,871	10,672,000
Conversion of Series D preferred stock	18,305,150	-
Conversion of Series C preferred stock	4,800,000	-
Issuance of employee restricted shares	609,000	637,000

Total common stock equivalents	$82,022,191	$11,309,000

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on the Company’s financial position, results of operations, or liquidity.

3.	Acquisitions, Goodwill and Other Intangible Assets

4G

On March 8, 2012, the Company acquired 4G Biometrics, LLC, a Texas limited liability company (“4G”).  Pursuant to the acquisition agreement, the Company acquired 100 percent of the member interests of 4G and 4G is operated as a wholly owned subsidiary of the Company.  As amended, the purchase consideration for the member interests of 4G was comprised as follows:

•	$350,000 in cash;
•	The assumption of $50,000 of accounts payable and accrued liabilities;
•	160,000 shares of Series D convertible preferred stock;
•	Options for the purchase of up to 4,333,333 shares of common stock of the Company at $0.10 per share to each of the three sellers with vesting as follows:
	o	Options for 433,333 shares vest when 4G has 9,300 members
	o	Options for another 433,333 shares vest when an additional 5,000 4G members are added, or a total of 14,300 members;
	o	Options for another 433,333 shares vest when an additional 5,000 4G members are added, or a total of 19,300 members;
	o	Options for another 433,333 shares vest when an additional 5,000 4G members are added, or a total of 24,300 members; and
	o	so forth until fully vested.

Three of the 4G key personnel manage the operations of 4G under written employment agreements.

Under the purchase method of accounting, the purchase price has been allocated to 4G’s assets and assumed liabilities based on their estimated fair values as of the closing date of the acquisition.  The excess of the purchase price over the fair values of the net assets acquired was recorded as goodwill.

The purchase price for 4G reflects total consideration paid of $1,040,000, of which $825,894 was allocated to goodwill and $214,106 was allocated to customer contracts.

GreenWire

During fiscal year 2012, the Company established GWire Corporation (“GWire”) as a subsidiary.  Effective September 1, 2012, GWire acquired the assets and assumed certain liabilities of Green Wire, LLC, Green Wire Outsourcing, Inc., Orbit Medical Response, LLC, and Rapid Medical Response, LLC (collectively, “Green Wire”).  The Company entered into employment agreements with two of Green Wire’s operating managers on November 1, 2012. These two individuals were granted 27% ownership in GWire and ActiveCare owns the remaining 73%.  The purchase consideration of Green Wire consisted of the following:

•	$2,236,737 in the form of a note payable with a 36-month term (including imputed interest at 12%); and
•	20,000 shares of ActiveCare’s Series D convertible preferred stock, valued at $40,000.

Under the purchase method of accounting, the purchase price for Green Wire has been allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the closing date of the acquisition.

The purchase price for Green Wire reflects total consideration paid of $2,276,737, which has been allocated as $12,215 of cash, $13,976 of accounts receivable, $92,022 of property and equipment, $16,964 of deposits and other assets, $229,249 of leased equipment, $2,155,776 of customer contracts, $154,206 of accounts payable, $55,117 of accrued expenses, $34,142 of deferred revenue and $2,236,737 of notes payable

4.	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets, generally three to seven years.  Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the terms of the respective lease.  Expenditures for maintenance and repairs are expensed while renewals and improvements over $500 are capitalized.  Any gains or losses from the sale or disposal of property and equipment are included in results of operations.

Property and equipment consisted of the following as of September 30:

	2012	2011

Leasehold improvements	$402,016	$402,016
Equipment	374,229	229,229
Software	65,111	25,111
Furniture	50,123	40,102

	891,479	696,458

Accumulated depreciation	(625,401)	(464,276)

Property and equipment, net of accumulated depreciation	$266,078	$232,182

Depreciation expense for the years ended September 30, 2012 and 2011 was $64,632 and $61,242, respectively.

5.             Patent License Agreement

During fiscal year 2009, the Company licensed the use of certain patents from a third party.  Under the license agreement, the Company was required to pay $300,000 plus a 5% royalty on the net sales of all licensed products. As of September 30, 2009, the Company had capitalized the initial license fee as a long-term asset and had recorded a corresponding current liability as the fee was not yet paid.

During fiscal year 2012, the Company agreed to purchase the related patents and settle amounts owed under the license agreement by issuing 600,000 shares of common stock and 480,000 shares of Series C preferred stock.  The patents were valued at $922,378, based on a valuation performed by an independent valuation expert.  The value of the common stock issued was $240,000, based on the market price of the common stock on the date of issuance. The implied value of the Series C was $682,378, which was based on the difference between the value of the patents and the common stock issued in settlement of the existing liability.

The Company is amortizing the patents over their remaining useful lives (through 2018).  The Company recognized $147,277 and $33,645 of amortization expense for fiscal years 2012 and 2011, respectively.

The Company’s future patent amortization as of September 30, 2012, is as follows:

Years Ending September 30:
2013	$126,870
2014	126,870
2015	126,870
2016	126,870
2017	126,870
Thereafter	59,440
$693,790

6.	Equipment Leased to Customers

Equipment leased to customers as of September 30, 2012 and 2011 is as follows:

	2012	2011
Leased equipment	$457,898	$167,504
Less accumulated depreciation	(144,905)	(54,549)
Leased equipment, net	$312,993	$112,955

The Company began leasing monitoring equipment to customers for CareServices in October 2009.  The leased equipment is depreciated using the straight-line method over the 3-year estimated useful lives of the related equipment, regardless of whether the equipment is leased to a customer or remaining in stock.  Customers have the right to cancel the service agreements at any time.  The depreciation expense is recorded in cost of revenues for CareServices.

Leased equipment depreciation expense for fiscal years 2012 and 2011 was $70,531 and $62,898, respectively.

7.              Notes Payable

As of September 30, 2012 and 2011, the Company had the following notes payable outstanding:

	2012	2011

Unsecured note payable to the former owners of Green Wire, imputed interest rate equal to 12%, with monthly installments over a 36-month term.	$2,236,737	$-

Unsecured note payable to an unrelated party, interest at 15% (18% after due date), due November 2012. In connection with the loan, the Company issued 60,000 shares of Series D preferred stock as a loan origination fee with a total fair value of $150,000. Note guaranteed by the Company’s CEO.	1,500,000	-

Series A debenture loan to a former CEO and Chairman of the Company, secured by current customer contracts and payable in 36 monthly installments, maturing September 2015. The loan bears interest at 12% and is convertible into common stock after 180 days.  After 36 monthly installments, the lender is entitled to a 4% cumulative royalty payment based upon the Company’s gross profits commencing at the maturity date and continuing for two years. If the lender has converted the debenture into the Company’s common stock, the royalty is terminated. The Company has the right to buy out the royalty by paying the lender $20,000 for every $25,000 loaned.
	300,000	-

Unsecured note payable to an unrelated party, interest at a 15%, due March 2013. Note included a $25,000 loan origination fee. In connection with the loan, the Company issued 1,000,000 shares of common stock as a loan origination fee with a total fair value of $70,000 at date of grant.	275,000	-

Unsecured note payable to an unrelated party, interest at 12%, due March 2013. Note included a $25,000 loan origination fee.	250,000	-

Unsecured note payable to a lender under the control of the Company’s CEO, interest at 12% (18% after due date), due June 2011. In connection with the loan the Company issued 225,000 shares of common stock (valued at $93,103) as a loan origination fee. Note was transferred to be part of the $1,500,000 note described above.	-	300,000

Total before discount	4,561,737	300,000

Less discount	(187,587)	-

Total notes payable	4,374,150	300,000

Less current portion	(2,569,221)	(300,000)

	$1,804,929	$-

Scheduled principal payments on notes payable are as follows:

Years Ending September 30:
2013	$2,756,808
2014	848,649
2015	956,280

$4,561,737

8.             Related-Party Notes Payable

As of September 30, 2012 and 2011, the Company had the following related-party notes payable outstanding:

	2012	2011

Unsecured notes payable to a lender under the control of the Company’s CEO with a line of credit borrowing capacity of $2,000,000, interest at 12%, due July 2013. The note is convertible into common stock at any time at $0.05 per share.  In connection with the note payable, the Company issued 80,000 shares of Series D preferred stock (valued at $240,000).  The Company granted warrants to purchase 341,000 shares of common stock as a loan origination fee. These warrants vested immediately and are exercisable at $0.44 per share through November 3, 2016. The fair value of the warrants was $107,130, and was measured using a binomial valuation model with the following assumptions: exercise price $0.44; risk-free interest rate of .39%; expected life of 2.5 years; expected dividend of zero; a volatility factor of 134.57%; and market price on date of grant of $0.44.  During the quarter ended September 30, 2012, the Company re-priced the exercise price of the warrants from $0.44 to $0.10 per share.  The Company recognized $2,449 of interest expense due to the change of exercise price.
	$620,687	$-

Unsecured notes payable to an entity controlled by an officer of the Company, including $62,500 of loan origination fees, interest at 15%, due June 2012. The note is convertible into common stock at 50% of fair market value or $0.04 per share, whichever is less.	543,278	-

Note payable to an entity controlled by an officer of the Company, interest at 12%, due December 2012. This note is secured by real estate.	300,000	-

Series A debenture loan to a former CEO and Chairman of the Company, secured by current customer contracts, payable in 36 monthly installments, maturing September 2015.  The loan bears interest at 12% and is convertible into common stock after 180 days. After 36 monthly installments, the lender is entitled to a 4% cumulative royalty payment based upon the Company’s gross profits commencing at the maturity date and continuing for 2 years.  If the lender has converted the debenture into the Company’s common stock, the royalty is terminated. The Company has the right to buy out the royalty by paying the lender $20,000 for every $25,000 loaned.
	244,196	-

Unsecured note payable to an entity controlled by an officer of the Company, including a $7,500 loan origination fee, interest at 12%, due August 2012. The note is convertible into common stock at 50% of fair market value or $0.04 per share, whichever is less.	82,500	-

Unsecured note payable to an entity controlled by an officer of the Company, including a $7,500 loan origination fee, interest at 12%, due September 2012. The note is convertible into common stock at 50% of fair market value or $0.04 per share, whichever is less.	82,500	-

Notes payable to an entity controlled by an officer of the Company, including a $26,000 loan origination fee which is convertible into Series D preferred stock at any time at $2.00 per share, interest at 15%, due December 2012. This note is secured by real estate.	51,000	-

Note payable to an officer of the Company including a $3,000 loan origination fee, interest at 15%, due June 2012. The note is convertible into common stock at 50% of fair market value or $0.05 per share, whichever is less.	33,000	-

Total before discount	1,957,161	300,000

Less discount	(223,381)	-

Total related-party notes payable	1,733,780	300,000

Less current portion	(1,563,923)	(300,000)

	$169,857	$-

Scheduled principal payments of related-party notes payable are as follows:

Years Ending September 30:
2013	$1,787,304
2014	83,768
2015	86,089

$1,957,161

9.           Derivative Liabilities

As described in Notes 7 and 8, the Company has issued convertible notes payable.  The Company has determined that conversion options of certain of these notes payable are subject to derivative liability treatment and are required to be accounted for at fair value, which is $2,104,389 as of September 30, 2012.  The Company has recorded a loss for the same amount for the change in the derivative liabilities during fiscal year 2012.

The Company estimated the fair value of the embedded derivative liabilities using the binomial lattice option-pricing model with the following assumptions: conversion price between $0.03 to $0.05 per share according to the agreements; risk free interest rate of 0.17%; expected life of 1 year; expected dividend of zero; a volatility factor of 263%; and a stock price (as if September 30, 2012) of $0.07.  The expected life of the notes payable is equal to the average term of the conversion option.  The expected volatility is based on the historical price volatility of the Company’s common stock.  The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related conversion options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.

The Company has insufficient authorized and unissued shares of common stock to settle other “freestanding instruments.”  Accordingly, all warrants and options outstanding or issued during fiscal year 2012 (except for stock options issued to employees) and the conversion options of the Series C and D preferred stock are measured at their fair value and recorded as additional liability. The Company recorded derivative liabilities of $1,911,466.  The Company estimated the fair value of the embedded derivative using a binomial option-pricing model with the following assumptions: conversion price between $0.07 to $0.18 per share according to the agreements; risk free interest rate of 0.17% to 0.23%; expected life of 1 to 1.5 years; expected dividend of zero; a volatility factor of 238% to 263%; and a stock price (as of September 30, 2012) of $0.07.  The expected lives of the instruments are equal to the average term of the conversion option.  The expected volatility is based on the historical price volatility of the Company’s common stock.  The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.

10.           Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.00001 per share.  Pursuant to the Company’s Certificate of Incorporation, the Board of Directors has the authority to amend the Company’s Certificate of Incorporation, without further stockholder approval, to designate and determine the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock and to create one or more series of preferred stock, fix the number of shares of each such series, and determine the preferences, limitations and relative rights of each series of preferred stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, and liquidation preferences.

Series C Convertible Preferred Stock

On October 4, 2011, the Company issued 480,000 shares of Series C convertible preferred stock (“Series C”) in connection with the patent license agreement settlement (see Note 5).  The par value of the Series C is $0.00001 per share.  The Series C is non-voting stock.  Each share of Series C may be converted into 10 shares of common stock, provided, however, that a holder may not convert shares of Series C which, upon conversion, would result in the holder becoming the beneficial owner of more than 4.99% of the issued and outstanding common stock of the Company.

During fiscal year 2012, the Company amended the rights and preferences of the Series C as follows:

•
Required payment of dividends at a rate of 8% per annum in either cash or common stock at the Company’s discretion.  If paid in common stock, the price of the common stock is the average closing price of the last 10 trading days of each quarter; and

•	Permitted conversion of the Series C into common stock at any time after June 30, 2012.

During fiscal year 2012, the Company issued 10,218 shares of Series D preferred stock for accrued dividends of $35,763 associated with Series C.

Series D Convertible Preferred Stock

On October 4, 2011, the Board of Directors designated 1,000,000 shares of preferred stock as Series D convertible preferred stock (“Series D”).  As originally designated, the Series D was to be vested immediately upon issuance, and each share of Series D was convertible into 10 shares of common stock.  The original designation also provided that the Series D would be non-voting and would not pay a dividend.  In addition, conversion of the Series D was limited to not more than 4.99% of the issued and outstanding common stock.

During fiscal year 2012, the Board of Directors approved the following amendments to the designation of the rights and preferences of the Series D prior to the issuance of any of the shares:

•	Changed the conversion ratio from 10 shares of common stock for one share of Series D to 50 shares of common stock for one share of Series D;
•	Added an annual dividend rate of 8%, payable quarterly beginning April 1, 2012;
•	Changed the shares from non-voting to voting, on an as-converted basis;
•	Eliminated the 4.99% conversion limitation;
•	Permitted conversion of the Series D, commencing April 1, 2012;
•	Permitted the Company to redeem the Series D shares at a redemption price equal to 120% of original purchase with 15 days notice.

During fiscal year 2012, the Company issued 885 shares of Series D for accrued dividends of $3,098 associated with Series D.

Liquidation Preference

Upon any liquidation, dissolution or winding up of the Company, before any distribution or payment may be made to the holders of the common stock, the holders of the Series C and Series D are entitled to be paid out of the assets an amount equal to $1.00 per share plus all accrued but unpaid dividends.  If the assets of the Company are insufficient to make payment in full to all holders of preferred stock, then the assets shall be distributed among the holders of preferred stock ratably in proportion to the full amounts to which they would otherwise be respectively entitled.

11.           Common Stock

During fiscal year 2012, the Company issued the following shares of common stock:

•	600,000 shares for settlement of the patent license agreement, with value on the date of grant of $240,000 (see Note 5);
•	1,291,611 shares for consulting services, with value on the date of grant of $218,906;
•	600,000 shares for settlement of $312,000 of accrued liabilities;
•
2,000,000 shares in connection with a settlement agreement.  During fiscal year 2010, the Company granted Class D warrants for the purchase of 1,584,159 shares of common stock and Class E warrants for the purchase of 415,841 shares of common stock.  During fiscal year 2012, the Company entered into a settlement agreement with the holders of these warrants to resolve claims of the holders regarding their conversion of shares of preferred stock.  Under the settlement agreement, the holders exchanged the Class D and Class E warrants for 2,000,000 shares of common stock and the warrants were cancelled.  The Company recognized $500,000 of expense due to the conversion;

•	2,310,000 shares from conversion of related–party, short-term notes payable in the amount of $92,400; and
•	1,000,000 shares for loan origination fees of $70,000.

During June 2011, the Company entered into a service contract with a former CEO for services to be rendered from October 2010 through September 2014.  As part of this service contract, the Company issued 4,000,000 shares of restricted common stock with a fair value on the date of grant of $1,840,000, as payment for past and future services.  During fiscal year 2012, the Company accelerated the vesting of the shares and recognized the residual compensation expense of $1,380,000 related to the issuance of these shares.

During fiscal year 2010, the Company awarded certain employees restricted stock totaling 679,000 shares, valued at $916,650, or $1.35 per share, in connection with their employment agreements.  During fiscal year 2011, the Company reduced the non-vested stock by 42,000 shares due to the change of employment status of several individuals.  During fiscal year 2012, the Company recognized $168,419 of compensation expense due to the grant.  As of September 30, 2012, the unrecognized stock-based compensation was $245,952 and will be recognized over the remaining estimated lives of the performance measures.  The weighted average remaining term of the grant is 1.77 years.

12.           Stock Options and Warrants

The fair value of each stock option or warrant grant is estimated on the date of grant using a binomial option-pricing model.  The expected life of stock options or warrants represents the period of time that the stock options or warrants are expected to be outstanding, based on the simplified method.  Expected volatilities are based on historical volatility of a peer company’s common stock, among other factors.  The Company uses the simplified method within the valuation model due to the Company’s short trading history.  The risk-free rate related to the expected term of the warrants is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend yield is zero.

During fiscal years 2012 and 2011, the Company measured the fair value of the warrants using a binomial valuation model with the following assumptions:

	2012	2011

Exercise price	$.40 - .44	$0.50
Expected term (years)	2.5	2.5
Volatility	131% - 135%	104%
Risk-free rate	.39% - .44%	0.68%
Dividend rate	0%	0%

During fiscal year 2012, the Company repriced previously granted warrants as follows:

•	Board of Directors and Officers–
	o	Warrants for the purchase of 320,000 shares of common stock were repriced from an original exercise price of $1.25 per share to $0.50 per share, resulting in additional compensation expense of $3,297.
	o	Warrants for the purchase of 3,320,000 shares of common stock were repriced from $0.50 per share to $0.10 per share, resulting in additional compensation expense of $61,011.
	o	Warrants for the purchase of 4,002,000 shares of common stock were repriced from $0.25 per share to $0.10 per share, resulting in additional compensation expense of $73,628.
	o	Warrants for the purchase of 3,600,000 shares of common stock were repriced from $0.40 per share to $0.10 per share, resulting in additional compensation expense of $55,671.
	o	Warrants for the purchase of 500,000 shares of common stock were repriced from $1.00 per share to $0.10 per share, resulting in additional compensation expense of $7,973; and
	o	Warrants for the purchase of 341,000 shares of common stock were repriced from $0.44 per share to $0.10 per share, resulting in additional compensation expense of $2,449.
o
Warrants for the purchase of 750,000 shares of common stock were transferred by an executive officer to members of the Company’s Board of Directors; as a result, the Company revalued these warrants and incurred additional compensation expense of $21,765.

During June 2011, the Company entered into a service contract with a former CEO for services to be rendered from October 2010 through September 2014.  As payment for past and future services under this service contract, the Company granted warrants to purchase 3,000,000 shares of Common Stock at an exercise price of $0.44 per share.  During the quarter ended March 31, 2012, the former CEO resigned, and 1,252,871 of the 3,000,000 warrants were vested during his service.  The Company recognized compensation expense of $343,378 related to the issuance of these vested warrants.

The following table summarizes information about stock options and warrants outstanding as of September 30, 2012:

Options	Number of Options and Warrants	Weighted-Average Exercise Price
Outstanding as of October 1, 2010	12,604,000	$0.47
Granted	3,150,000	0.50
Exercised	(5,082,000)	0.25
Forfeited	-	-
Outstanding as of September 30, 2011	10,672,000	0.58
Granted	16,941,000	0.23
Exercised	(2,000,000)	1.00
Forfeited	(1,747,129)	0.44
Outstanding as of September 30, 2012	23,865,871	0.15
Exercisable as of September 30, 2012	13,865,871	$0.18

As of September 30, 2012, the outstanding warrants have an aggregate intrinsic value of $0, and the weighted average remaining term of the warrants is 3.81 years.

13           Segment Information

The Company operates with three business segments based primarily on the nature of the Company’s products. The Reagents segment is engaged in the business of manufacturing and marketing medical diagnostic stains, solutions and related equipment to hospitals and medical testing labs. The CareServices segment is engaged in the business of developing, distributing and marketing mobile health monitoring and concierge services to distributors and consumers.  The Chronic Illness Monitoring segment is engaged in the business of developing, distributing and marketing mobile monitoring of patient vital signs and physical activity to self-insured companies.

The following table reflects certain financial information relating to each reportable segment for fiscal years 2012 and 2011:

	CareServices	Reagents	Chronic Illness Monitoring	Total
Year ended September 30, 2012:
Sales	$352,223	$467,259	$706,888	$1,526,370
Segment loss	(11,687,559)	(145,990)	(532,207)	(12,365,756)
Segment assets	3,622,136	296,039	1,957,779	5,875,954
Depreciation and amortization	384,968	16,296	-	401,264

Year ended September 30, 2011:
Sales	333,902	437,489	-	771,391
Segment loss	(7,717,864)	(180,849)	-	(7,898,713)
Segment assets	716,400	290,530	-	1,006,930
Depreciation and amortization	151,346	7,154	-	158,500

14.           Income Taxes

As of September 30, 2012, the Company had net operating loss carryforwards available to offset future taxable income of approximately $32,000,000, which will begin to expire in 2027.  The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.  The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carryforwards.  For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place.  The Company will perform an analysis to determine whether any such limitations have occurred as the net operating losses are utilized.

The amount and ultimate realization of the benefits from the net operating loss carryforwards are dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  The Company has established a valuation allowance against all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization.  Accordingly, there is no benefit for income taxes in the accompanying statements of operations.

Deferred income taxes are determined based on the estimated future effects of differences between the financial reporting and income tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws and the tax rates expected to be in place.  For fiscal years 2012 and 2011, the Company’s expected federal tax rate was 34%.

The deferred income tax assets (liabilities) were comprised of the following as of September 30:

	2012	2011
Net operating loss carryforwards	$11,807,000	$8,295,000
Depreciation, amortization, and reserves	101,000	25,000
Stock-based compensation	1,113,000	898,000
Accrued vacation	20,000	15,000
Valuation allowance	(13,041,000)	(9,233,000)
Total	$-	$-

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company’s benefit for income taxes for fiscal years 2012 and 2011 were as follows:

	2012	2011
Federal income tax benefit at statutory rate	$4,204,000	$2,686,000
State income tax benefit, net of federal income tax effect	408,000	261,000
Non-deductible expenses	(804,000)	5,000
Change in valuation allowance	(3,808,000)	(3,507,000)
Change in effective tax rate	-	555,000
Benefit for income taxes	$-	$-

During fiscal years 2012 and 2011, the Company recognized no interest and penalties, and there were no changes in unrecognized tax benefits from tax positions taken or from lapsed statutes of limitations.  There were no settlements with taxing authorities.  As of September 30, 2012, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate, and there are no positions that are anticipated to significantly increase or decrease.  The Company had no tax examinations beginning, ending, or remaining in process as of and for the years ended September 30, 2012 and 2011.  Tax returns for fiscal years subsequent to 2008 remain subject to examination.

15.           Commitments and Contingencies

The Company leases office space under non-cancelable operating leases.  The Company also has several equipment operating lease contracts.  Future minimum rental payments under non-cancelable operating leases as of September 30, 2012 were as follows:

Year Ending September 30:

2013	$181,732
2014	117,996
2015	87,171
2016	15,970
Total	$402,869

The rent expense for the Company’s facilities held under non-cancelable operating leases was approximately $204,000 and $155,000 for fiscal years 2012 and 2011, respectively.

16.           Subsequent Events

Note Payable

Subsequent to September 30, 2012, the Company borrowed an additional $1,050,000 through issuing Series A debentures payable to 6 related parties, and $1,426,746 of Series A debentures payable to 10 unrelated parties.

The Company also borrowed an additional $200,000 from an unrelated party with an annual interest rate of 15%.  The loan matures on March 15, 2013.  The interest rate will increase by 1.5% per month if the loan is not repaid by the maturity date.  The Company also agreed to issue the lender 250,000 shares of common stock as a loan origination fee.

Compensation

Subsequent to September 30, 2012, the Board of Directors approved the following compensation:

•	Approval of $963,900 of compensation to a related-party for past services provided. This was expensed in fiscal year 2012;
•	Approval of $135,000, plus out-of-pocket expenses, to the CEO of the Company;
•	Approval of the issuance of 30,800 shares of Series D preferred stock to advisory board members;
•	Approval of the issuance of 24,300 shares of Series D preferred stock to an officer of the Company;
•
Approval of the issuance of 52,913 shares of Series D preferred stock to board members for the extinguishment of existing liabilities of $150,000 and bonuses for services that were recognized in fiscal year 2012.

Consulting Agreement

Subsequent to September 30, 2012, the Company entered into a consulting agreement with a related party.  According to the agreement, the Company will issue 30,000 shares of Series D preferred stock for a signing bonus and $7,300 in monthly cash compensation.  The consulting agreement is effective from October 2, 2012 through June 30, 2013, and will automatically to be extended on a month-to-month basis, unless terminated by either party.

Customer Contract

Subsequent to September 30, 2012, the Company entered into a written letter of understanding with Catamaran Corporation, which is for the sales of Chronic Illness Monitoring products to the state of Louisiana.