Form 10-K/A
period 2012-09-30
ACTIVECARE, INC.
filed 2013-01-25
CIK 1429896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Documents Incorporated by Reference

None.

Transitional Small Business Disclosure Format (Check one):  Yes     ☐      No ☑

Important Note:  The sole purpose for this Amendment to Annual Report on Form 10-K is to correct typographical errors on the registrant's balance sheet as follows:

1) Total stockholders' deficit should read $(7,715,390).  As originally filed, the last digit was incorrectly and unintentionally typed as a 9 instead of as a 0.
2) Total liabilities and stockholders' deficit should read $5,875,954.  As originally filed, the last two digits were incorrectly and unintentionally transposed to read $5,875,945.

No other corrections or changes are made to the Annual Report.  Certifications of the officers of the registrant have been updated through the date of filing of this Amendment.

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

Name and principal position	Year ended September 30,		Salary	Bonus ($)		Stock awards ($)		Option awards ($)	Nonequity incentive plan compen -sation ($)	Nonqualified deferred compensation earnings ($)		All other compensation ($) (i)		Total ($)
(a)	(b)		(c)	(d)		(e)		(f)	(g)	(h)		(i)		(j)

James Dalton, PEO	2012 2011		- -	- -	$ $	1,380,000 1,840,000	$ $	1,601,140 791,434	-	-	$ $	7,153 7,325	$ $	2,988,293 2,638,759

David Boone, PEO	2012		$68,742	-		-		$343,378	-	-		-		$412,120

David G. Derrick, PEO	2012		$150,000	-		$320,000		-	-	-		$8,250		$478,250

Michael G. Acton, Chief Financial Officer	2012 2011	$ $	120,000 78,895	- -	$ $	45,473 411,426		- -	- -	- -	$ $	29,310 29,258	$ $	194,783 519,579
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
January 25, 2013

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

ActiveCare, Inc. and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2012 and 2011
(Continued)

	2012	2011
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,132,611	$452,034
Accounts payable, related party	150,395	-
Accrued expenses	2,104,623	494,919
Derivatives liability	4,015,855	-
Current portion of notes payable	2,569,221	300,000
Current portion of notes payable, related party	1,563,923	-
Deferred revenue	61,608	1,365
Dividends payable	18,322	-
Payable on license agreement	-	300,000
Total current liabilities	11,616,558	1,548,318

Notes payable, net of current portion	1,804,929	-
Notes payable - related-party, net of current portion	169,857	-

Total long-term liabilities	1,974,786	-

Total liabilities	13,591,344	1,548,318

Stockholders’ deficit:
Preferred stock, $.00001 par value: 10,000,000 shares authorized; 480,000 and 0 shares of Series C; and 386,103 and 0 shares of Series D, outstanding, respectively	9	-
Common stock, $.00001 par value: 50,000,000 shares authorized; 46,369,771 and 38,568,160 shares outstanding, respectively	464	386
Additional paid-in capital	29,643,351	24,394,501
Accumulated deficit	(37,359,214)	(24,936,275)

Total stockholders’ deficit	(7,715,390)	(541,388)

Total liabilities and stockholders’ deficit	$5,875,954	$1,006,930

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