Form 10-Q
period 2012-12-31
ACTIVECARE, INC.
filed 2013-02-19
CIK 1429896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 0-53570

ActiveCare, Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-0578125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5095 West 2100 South, West Valley City, Utah (Address of principal executive offices)	84120 (Zip Code)

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

As of February 19, 2013, the registrant had 46,507,271 shares of common stock outstanding.

ActiveCare, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ActiveCare, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

	December 31, 2012	September 30, 2012
Assets

Current assets:
Cash	$35,861	$529,839
Accounts receivable, net of allowance for doubtful accounts of $23,901 and $20,195, respectively	2,458,200	644,974
Inventories, net of valuation allowances of $4,075 and $4,984, respectively	535,312	290,768
Prepaid expenses and other	16,508	7,277

Total current assets	3,045,881	1,472,858

Customer contracts, net of accumulated amortization of $310,588 and $102,330, respectively	2,059,294	2,267,552
Goodwill	825,894	825,894
Patents, net of accumulated amortization of $260,304 and $228,587, respectively	662,073	693,790
Equipment leased to customers, net of accumulated depreciation of $177,838 and $144,905, respectively	384,179	312,993
Property and equipment, net of accumulated depreciation of $649,999 and $625,401, respectively	261,563	266,078
Deposits and other	84,930	24,634
Domain name, net of accumulated amortization of $2,324 and $2,145, respectively	11,976	12,155

Total assets	$7,335,790	$5,875,954

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
(Continued)

	December 31, 2012	September 30, 2012
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,637,045	$1,132,611
Accounts payable, related-party	90,676	150,395
Accrued expenses	858,875	2,104,623
Derivatives liability	219,357	4,015,855
Current portion of notes payable	3,255,347	2,569,221
Current portion of notes payable, related-party	1,164,344	1,563,923
Deferred revenue	76,234	61,608
Dividends payable	60,139	18,322

Total current liabilities	8,362,017	11,616,558

Notes payable, net of current portion	2,579,077	1,804,929
Notes payable, related-party, net of current portion	2,068,272	169,857

Total long-term liabilities	4,647,349	1,974,786

Total liabilities	13,009,366	13,591,344

Stockholders’ deficit:
Preferred stock, $.00001 par value: 10,000,000 shares authorized; 480,000 and 480,000 shares of Series C; and 777,688 and 386,103 shares of Series D, outstanding, respectively	13	9
Common stock, $.00001 par value: 50,000,000 shares authorized; 46,507,271 and 46,369,771 shares outstanding, respectively	465	464
Additional paid-in capital	35,325,421	29,643,351
Accumulated deficit	(40,999,475)	(37,359,214)

Total stockholders’ deficit	(5,673,576)	(7,715,390)

Total liabilities and stockholders’ deficit	$7,335,790	$5,875,954

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended
	December 31,
	2012	2011

Revenues:
Chronic illness monitoring	$1,953,605	$-
Care Services	419,688	61,888
Reagents	124,469	107,280
Total revenues	2,497,762	169,168

Cost of revenues:
Chronic illness monitoring	1,461,786	-
Care Services	721,527	159,813
Reagents	97,860	98,676
Total cost of revenues	2,281,173	258,489

Gross margin (deficit)	216,589	(89,321)

Operating expenses:

Selling, general and administrative (including $997,128 and $3,365,023, respectively, of stock-based compensation)	2,716,995	3,958,916
Research and development (including $0 and $15,300, respectively, of stock-based compensation)	97,381	20,691
Total operating expenses	2,814,376	3,979,607

Loss from operations	(2,597,787)	(4,068,928)

Other income (expense):
Gain on derivatives liability	38,337	-
Interest expense	(1,023,617)	(90,626)
Interest income	24	80
Other income	2,326	-
Total other expense, net	(982,930)	(90,546)

Net loss	(3,580,717)	(4,159,474)

Dividends on preferred stock	(59,544)	-

Net loss attributable to common stockholders	$(3,640,261)	$(4,159,474)

Net loss per common share – basic and diluted	$(0.08)	$(0.10)

Weighted average common shares outstanding – basic and diluted	46,471,000	39,716,000

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	December 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(3,580,717)	$(4,159,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	301,664	85,890
Stock-based compensation expense	997,128	3,365,023
Stock issued for interest expense	43,510	-
Amortization of debt discount as interest expense	367,621	67,538
Gain on derivatives liabilities	(38,337)	-
Loss on disposal of property and leased equipment	1,242	-
Changes in operating assets and liabilities:
Accounts receivable	(1,813,226)	7,726
Inventories	(244,544)	(1,578)
Prepaid expenses and other assets	(9,231)	2,291
Accounts payable	1,444,715	89,122
Accrued expenses	(287,666)	92,369
Deferred revenue	14,626	3,013
Deposits	(60,296)	-
Net cash used in operating activities	(2,863,511)	(448,080)

Cash flows from investing activities:
Purchase of equipment leased to customers	(109,340)	(6,505)
Purchase of property and equipment	(20,083)	-
Net cash used in investing activities	(129,423)	(6,505)

Cash flows from financing activities:
Proceeds from notes payable and associated stock issuance	1,476,746	340,000
Proceeds from notes payable, related-party	1,215,800	-
Principal payments on notes payable, related-party	(36,250)	-
Principal payments on notes payable	(157,340)	-
Net cash provided by financing activities	2,498,956	340,000

Net decrease in cash	(493,978)	(114,585)
Cash, beginning of the period	529,839	178,131

Cash, end of the period	$35,861	$63,546

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Continued)

	Three Months Ended
	December 31,
	2012	2011
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$274,784	$1,999

Supplemental Disclosure of Non-Cash Investing and Financing Information:
Issuance of preferred stock for accrued dividends	17,727	-
Issuance of preferred stock for accrued liabilities	865,549	-
Issuance of derivatives liability	411,300	-
Reclassification of derivatives liability to equity	4,169,461	-
Dividends on preferred stock	59,544	-
Issuance of preferred stock for purchase of patents	-	622,378
Issuance of common stock for settlement of liabilities	-	612,000

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The unaudited interim condensed consolidated financial information of ActiveCare, Inc. (the “Company” or “ActiveCare”) has been prepared in accordance with Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2012, and the results of its operations and its cash flows for the three months ended December 31, 2012 and 2011. These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012. The results of operations for the three months ended December 31, 2012 may not be indicative of the results for the full fiscal year ending September 30, 2013.

Going Concern

Although the Company had a positive gross margin for the three months ended December 31, 2012, it incurred negative gross margins, working capital and cash flows from operating activities for the fiscal years ended September 30, 2012 and 2011, and had negative working capital and cash flows from operating activities for the three months ended December 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order for the Company to remove substantial doubt about its ability to continue as a going concern, it must continue to improve gross margins, generate positive cash flows from operating activities and obtain the necessary debt or equity funding to meet its projected capital investment requirements. Management’s plans with respect to this uncertainty include raising additional capital by issuing secured debt and increasing the sales of the Company’s services and products. There can be no assurance that the Company will be able to raise sufficient capital or that revenues will increase rapidly enough to offset operating losses and repay debts as they come due. If the Company is unable to increase revenues or obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

For assets and liabilities measured at fair value, US GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of  the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

In valuing certain contracts, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. For disclosure purposes, assets and liabilities are classified in their entirety in the fair value hierarchy level based on the lowest level of input that is significant to the overall fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement within the fair value hierarchy levels.

2.	Net Loss per Common Share

Net loss per common share is computed by dividing net loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding and the weighted-average dilutive common share equivalents then outstanding.  The computation of net loss per common share does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Common share equivalents consist of shares of common stock issuable upon the exercise of stock purchase warrants.  As of December 31, 2012 and 2011, there were 87,924,771 and 23,198,000 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive. The common stock equivalents outstanding as of December 31, 2012 and 2011 consisted of the following:

	December 31, 2012	December 31, 2011
Exercise of outstanding common stock options and warrants	41,115,871	17,761,000
Conversion of Series D preferred stock	38,884,400	-
Conversion of Series C preferred stock	4,800,000	4,800,000
Conversion of debt	2,722,500	-
Issuance of employee restricted shares of common stock	402,000	637,000
Total common stock equivalents	87,924,771	23,198,000

3.	Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on the Company’s financial position, results of operations, or liquidity.

4.	Acquisitions, Goodwill and Other Intangible Assets

4G Biometrics, LLC

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

As of December 31, 2012, the options above have not been vested.

Three of the 4G key operational managers are under two-year written employment agreements with the Company.

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

Green Wire

During fiscal year 2012, the Company established GWire Corporation (“GWire”) as a subsidiary.  Effective September 1, 2012, GWire acquired the assets and assumed certain liabilities of Green Wire, LLC, Green Wire Outsourcing, Inc., Orbit Medical Response, LLC, and Rapid Medical Response, LLC (collectively, “Green Wire”).  The Company entered into employment agreements with two of Green Wire’s operating managers on November 1, 2012. These two individuals were granted 27% ownership in GWire and ActiveCare owns the remaining 73%.  The purchase consideration for Green Wire consisted of the following:

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

The purchase price for Green Wire reflects total consideration paid of $2,276,737, which has been allocated as $12,215 of cash, $13,976 of accounts receivable, $92,022 of property and equipment, $16,964 of deposits and other assets, $229,249 of leased equipment, $2,155,776 of customer contracts, $154,206 of accounts payable, $55,117 of accrued expenses, and $34,142 of deferred revenue.

5.	Inventories

Inventories are recorded at the lower of cost or market, cost being determined using the first-in, first-out (“FIFO”) method. Inventories consisted of raw materials, work-in-process, and finished goods as of December 31, 2012 and September 30, 2012 as follows:

	December 31, 2012	September 30, 2012
Chronic Illness Monitoring
Finished goods	$428,059	$185,884

CareServices
ActiveHome™	56,767	56,767

Reagents
Raw materials	40,864	41,195
Work in process	7,758	5,745
Finished goods	5,939	6,161
Reserves for obsolescence and valuation	(4,075)	(4,984)
Total inventories	$535,312	$290,768

When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable values.  Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable values could change in the near term.

6.	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets, typically three to seven years.  Leasehold improvements are amortized over the shorter of the estimated useful lives of the asset or the term of the lease.  Expenditures for maintenance and repairs are expensed while renewals and improvements over $500 are capitalized.  Upon the sale or disposal of property and equipment, any gains or losses are included in the results of operations.

Property and equipment consisted of the following as of December 31, 2012 and September 30, 2012:

	December 31, 2012	September 30, 2012
Leasehold improvements	$402,016	$402,016
Equipment	392,853	374,229
Software	66,571	65,111
Furniture	50,122	50,123
Total gross property and equipment	911,562	891,479

Accumulated depreciation and amortization	(649,999)	(625,401)
Property and equipment, net	$261,563	$266,078

Depreciation expense for the three months ended December 31, 2012 and 2011 was $24,598 and $16,438, respectively.

7.	Equipment Leased to Customers

Equipment leased to customers as of December 31, 2012 and September 30, 2012 was as follows:

	December 31, 2012	September 30, 2012
Leased equipment	$562,017	$457,898
Accumulated depreciation	(177,838)	(144,905)
Leased equipment, net	$384,179	$312,993

The Company began leasing monitoring equipment to customers for CareServices in October 2009.  The leased equipment is depreciated using the straight-line method over the estimated useful lives of the related assets over three years regardless of whether the equipment is leased to a customer or remaining in stock.  Customers have the right to cancel the service agreements at any time.

Assets to be disposed of are reported at the lower of the carrying amounts or fair values, less the estimated costs to sell.  During the three months ended December 31, 2012 and 2011, the Company recorded as cost of revenues the disposal of equipment leased to customers of $1,242 and $0, respectively. Depreciation expense for equipment leased to customers is recorded as cost of revenues for CareServices and for the three months ended December 31, 2012 and 2011 totaled $36,913 and $17,147, respectively.

8.	Patent License Agreement

During fiscal year 2009, the Company licensed the use of certain patents from a third party.  Under the license agreement, the Company was required to pay $300,000 plus a 5% royalty on the net revenues of all licensed products. As of September 30, 2009, the Company had capitalized the initial license fee as a long-term asset and had recorded a corresponding current liability as the fee was not yet paid.

During fiscal year 2012, the Company agreed to purchase the related patents and settle amounts owed under the license agreement by issuing 600,000 shares of common stock and 480,000 shares of Series C preferred stock.  The patents were valued at $922,378, based on a valuation performed by an independent valuation expert.  The value of the common stock issued was $240,000, based on the market price of the common stock on the date of issuance. The implied value of the Series C preferred stock was $682,378, which was based on the difference between the value of the patents and the common stock issued in settlement of the existing liability.

The Company is amortizing the patents over their remaining useful lives (through 2018).  The Company recognized $31,718 and $52,126 of amortization expense for the three months ended December 31, 2012 and 2011, respectively.

The Company’s future patent amortization as of December 31, 2012, is as follows:

Years Ending September 30,
2013	$95,153
2014	126,870
2015	126,870
2016	126,870
2017	126,870
Thereafter	59,440
$662,073

9.	Notes Payable

As of December 31, 2012 and September 30, 2012, the Company had the following notes payable outstanding:

	December 31, 2012	September 30, 2012
Note payable to the former owners of Green Wire, secured by customer contracts, imputed interest rate equal to 12%, with monthly installments over a 36-month term.	$2,152,700	$2,236,737

Series A debenture loans to unrelated parties, secured by current customer contracts and payable in 36 monthly installments, maturing between September and December 2015. The loans bear interest at 12% and are convertible into common stock after 180 days.  After 36 monthly installments, each lender is entitled to a 4% cumulative royalty payment based upon the Company’s gross profits commencing at the maturity date and continuing for two years. If the lender has converted its respective debenture into the Company’s common stock, the associated royalties are terminated. The Company has the right to buy out each lender's royalty by paying the respective lender $20,000 for every $25,000 loaned.
	1,703,443	300,000

Unsecured note payable to an unrelated party, interest at 15% (18% after due date), due November 2012. In connection with the loan, the Company issued 60,000 shares of Series D preferred stock as a loan origination fee with a total fair value of $150,000. Note guaranteed by the Company’s CEO.	1,500,000	1,500,000

Unsecured note payable to an unrelated party, interest at a 15%, due March 2013. Note included a $25,000 loan origination fee. In connection with the loan, the Company issued 1,000,000 shares of common stock as a loan origination fee with a total fair value of $70,000 at date of grant.	275,000	275,000

Unsecured note payable to an unrelated party, interest at 12%, due March 2013.	250,000	250,000

Total before discount and current portion	5,881,143	4,561,737
Less discount	(46,719)	(187,587)

Total notes payable	5,834,424	4,374,150
Less current portion	(3,255,347)	(2,569,221)

Total notes payable, net of current portion	$2,579,077	$1,804,929

10.	Related-Party Notes Payable

As of December, 31, 2012 and September 30, 2012, the Company had the following notes payable, related party outstanding:

December 31, 2012	September 30, 2012
Series B unsecured debenture loans to an entity controlled by an officer of the Company, including 10%  loan origination fees totaling $78,587, payable in 36 monthly installments, maturing December 2015.  $421,499 of the debentures were issued to settle a $400,000 Series A secured debenture issued during the three months ended December 31, 2012.  Before the settlement, the prior Series A debenture had a total outstanding balance of $383,181 and $1,845 of accrued interest.  $442,598 of the Series B debenture was issued to settle two related-party notes payable totaling $165,000 and $6,889 of accrued interest, and a $230,800 related-party note payable issued during the three months ended December 31, 2012 to settle previously accrued expenses.  The Series B debenture loan bears interest at 12% and is convertible into common stock after 180 days. After 36 monthly installments, the lender is entitled to a 4% cumulative royalty payment based upon the Company’s gross profits commencing at the maturity date and continuing for 2 years.  If the lender has converted the debenture into the Company’s common stock, the royalty is terminated. The Company has the right to buy out the royalty by paying the lender $22,000 for every $25,000 loaned.
$864,456	$-

Series B unsecured debenture loan to an entity controlled by an officer of the Company, including $64,227 in loan origination fees, payable in 36 monthly installments, maturing December 2015.  The debenture was issued to settle an outstanding note payable of $620,686 and $21,585 of related accrued interest.  The loan bears interest at 12% and is convertible into common stock after 180 days. After 36 monthly installments, the lender is entitled to a 4% cumulative royalty payment based upon the Company’s gross profits commencing at the maturity date and continuing for 2 years.  If the lender has converted the debenture into the Company’s common stock, the royalty is terminated. The Company has the right to buy out the royalty by paying the lender $22,000 for every $25,000 loaned.
706,498	-

Series B unsecured debenture loan to an entity controlled by an officer of the Company, including $50,414 in loan origination fees, payable in 36 monthly installments, maturing December 2015.  The debenture was issued to settle a related-party note payable with a total outstanding balance of $460,778 and $43,364 of related accrued interest.  The loan bears interest at 12% and is convertible into common stock after 180 days. After 36 monthly installments, the lender is entitled to a 4% cumulative royalty payment based upon the Company’s gross profits commencing at the maturity date and continuing for 2 years.  If the lender has converted the debenture into the Company’s common stock, the royalty is terminated. The Company has the right to buy out the royalty by paying the lender $22,000 for every $25,000 loaned.
554,556	-

December 31, 2012	September 30, 2012
Series B unsecured debenture loans to an officer of the Company, including $45,777 in loan origination fees, payable in 36 monthly installments, maturing December 2015.  $371,547 of the debentures were issued to settle two Series A debentures and $135,000 of accrued liabilities.  The original Series A debentures had a total outstanding balance of $202,098 and $672 of related accrued interest.  The loan bears interest at 12% and is convertible into common stock after 180 days. After 36 monthly installments, the lender is entitled to a 4% cumulative royalty payment based upon the Company’s gross profits commencing at the maturity date and continuing for 2 years.  If the lender has converted the debenture into the Company’s common stock, the royalty is terminated. The Company has the right to buy out the royalty by paying the lender $22,000 for every $25,000 loaned.
$503,547	$-

Series A debenture loans from a former CEO and Chairman of the Company, secured by current customer contracts, payable in 36 monthly installments, maturing September and December 2015.  The loans bear interest at 12% and are convertible into common stock after 180 days. After 36 monthly installments, the lender is entitled to a 4% cumulative royalty payment for each loan based upon the Company’s gross profits commencing at the maturity date and continuing for 2 years.  If the lender has converted any debentures into the Company’s common stock, the respective royalty is terminated. The Company has the right to buy out each royalty by paying the lender $20,000 for every $25,000 loaned.
354,513	244,196

Series A debenture loan from an officer of the Company, secured by current customer contracts, payable in 36 monthly installments, maturing December 2015.  The debenture was issued to settle a related-party note payable with an outstanding balance of $300,000 and $14,992 of related accrued interest.  The loan bears interest at 12% and is convertible into common stock after 180 days. After 36 monthly installments, the lender is entitled to a 4% cumulative royalty payment based upon the Company’s gross profits commencing at the maturity date and continuing for 2 years.  If the lender has converted the debenture into the Company’s common stock, the royalty is terminated. The Company has the right to buy out the royalty by paying the lender $20,000 for every $25,000 loaned.
314,992	-

Unsecured notes payable to an entity controlled by an officer of the Company, including $18,500 of loan origination fees, interest at 12%, due August 2012. The note is convertible into common stock at 50% of fair market value or $0.04 per share, whichever is less. During the three months ended December 31, 2012, the Company issued a Series A debenture loan to the entity in satisfaction of $460,778 of the outstanding balance plus $43,364 of accrued interest.  The Company also received a forbearance agreement from the lender agreeing not to exercise the conversion right earlier than April 15, 2013.
82,500	543,278

	December 31, 2012	September 30, 2012
Series A debenture loan from an entity controlled by an officer of the Company, secured by current customer contracts, payable in 36 monthly installments, maturing December 2015.  The debenture was issued to settle a related-party note payable with a total outstanding balance of $51,000 and $3,186 of related accrued interest.  The loan bears interest at 12% and is convertible into common stock after 180 days. After 36 monthly installments, the lender is entitled to a 4% cumulative royalty payment based upon the Company’s gross profits commencing at the maturity date and continuing for 2 years.  If the lender has converted the debenture into the Company’s common stock, the royalty is terminated. The Company has the right to buy out the royalty by paying the lender $20,000 for every $25,000 loaned.
	$54,186	$-

Note payable to an officer of the Company including a $3,000 loan origination fee, interest at 15%, due June 2012. The note is convertible into common stock at 50% of fair market value or $0.05 per share, whichever is less. The Company received a forbearance agreement from the lender agreeing not to exercise the conversion right earlier than April 15, 2013.	33,000	33,000

Unsecured notes payable to a lender under the control of the Company’s CEO with a line of credit borrowing capacity of $2,000,000, interest at 12%, due July 2013. The notes were convertible into common stock at any time at $0.05 per share.  In connection with the notes payable, the Company issued 80,000 shares of Series D preferred stock (valued at $240,000).  The Company granted warrants to purchase 341,000 shares of common stock as a loan origination fee. These warrants vested immediately and are exercisable at $0.44 per share through November 3, 2016. The fair value of the warrants was $107,130, and was measured using a binomial valuation model with the following assumptions: exercise price $0.44; risk-free interest rate of .39%; expected life of 2.5 years; expected dividend of zero; a volatility factor of 134.57%; and market price on date of grant of $0.44.  During the fiscal year ended September 30, 2012, the Company re-priced the exercise price of the warrants from $0.44 to $0.10 per share.  During the three months ended December 31, 2012, the Company issued a Series A debenture payable to the lender in satisfaction of the outstanding balance of $620,687 plus $21,585 of accrued interest.  Upon the conversion of the note, the Company immediately recognized the unamortized debt discount of $209,143.
	-	620,687

Note payable to an entity controlled by an officer of the Company, interest at 12%, due December 2012. This note was secured by real estate. During the three months ended December 31, 2012, the Company issued a Series A debenture payable to the entity in satisfaction of the outstanding balance of $300,000 plus $14,992 of accrued interest.	-	300,000

Unsecured note payable to an entity controlled by an officer of the Company, including a $7,500 loan origination fee, interest at 12%, due August 2012. The note was convertible into common stock at 50% of fair market value or $0.04 per share, whichever is less. During the three months ended December 31, 2012, the Company issued a Series A debenture payable to the entity in satisfaction of the outstanding balance of $82,500 plus $3,716 of accrued interest.	-	82,500

	December 31, 2012	September 30, 2012
Unsecured note payable to an entity controlled by an officer of the Company, including a $7,500 loan origination fee, interest at 12%, due September 2012. The note was convertible into common stock at 50% of fair market value or $0.04 per share, whichever was less. During the three months ended December 31, 2012, the Company issued a Series A debenture payable to the entity in satisfaction of the outstanding balance of $82,500 plus $3,173 of accrued interest.	$-	$82,500

Notes payable to an entity controlled by an officer of the Company, including a $26,000 loan origination fee which was convertible into Series D preferred stock at any time at $2.00 per share, interest at 15%, due December 2012. This note was secured by real estate. During the three months ended December 31, 2012, the Company issued a Series A debenture payable to the entity in satisfaction of the outstanding balance of $51,000 plus $3,186 of accrued interest. Upon the conversion of the note, the Company immediately recognized the unamortized debt discount of $14,238.	-	51,000

Total before discount and current portion	3,468,248	1,957,161
Less discount	(235,632)	(223,381)

Total notes payable, related-party	3,232,616	1,733,780
Less current portion	(1,164,344)	(1,563,923)

Total notes payable, related-party, net of current portion	$2,068,272	$169,857

11.	Derivatives Liability

The derivatives liability was $219,357 and $4,015,855 as of December 31, 2012 and September 30, 2012, respectively.  The decrease in the derivatives liability was due to the decrease in the convertibility of the Company’s “freestanding instruments.”  Some of the Company’s convertible notes transferred to Series A and Series B debenture loans as described in Notes 9 and 10.  The Series A and Series B debenture loans are not convertible until 180 days after the issuance.  None of Series A and Series B loans is convertible as of December 31, 2012.  In addition, the Company obtained forbearance agreements from some holders of the Company’s “freestanding instruments.”  These holders agreed not to exercise their convertible instruments into common stock before April 15, 2013 and are therefore not subject to derivative treatment as of December 31, 2012.

The Company has limited authorized and unissued shares of common stock, which shares are insufficient to settle other “freestanding instruments.”  The Company does not have forbearance agreements from the holders of some Series D convertible preferred stock.  Accordingly, the conversion options of the Series D preferred stock are measured at their fair value and recorded as additional liability. The Company recorded a derivatives liability of $219,357.  The Company estimated the fair value of the embedded derivatives using a binomial option-pricing model with the following assumptions: conversion price of $0.11 per share according to the agreements; risk free interest rate of 0.16%; expected life of 0.69 to 1.00 years; expected dividend of zero; a volatility factor of 282%; and a stock price (as of December 31, 2012) of $0.11.  The expected lives of the instruments are equal to the average term of the conversion option.  The expected volatility is based on the historical price volatility of the Company’s common stock.  The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.

12.	Preferred Stock

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

Series C Convertible Preferred Stock

On October 4, 2011, the Company issued 480,000 shares of Series C convertible preferred stock (“Series C preferred stock”) in connection with the patent license agreement settlement (see Note 8).  The par value of the Series C is $0.00001 per share.  The Series C preferred stock is non-voting stock.  Each share of Series C preferred stock may be converted into 10 shares of common stock, provided, however, that a holder may not convert shares of Series C preferred stock which, upon conversion, would result in the holder becoming the beneficial owner of more than 4.99% of the issued and outstanding common stock of the Company.

During fiscal year 2012, the Company amended the rights and preferences of the Series C preferred stock as follows:

•
Required payment of dividends at a rate of 8% per annum in either cash or common stock at the Company’s discretion.  If paid in common stock, the price of the common stock is the average closing price of the last 10 trading days of each quarter; and

•	Permitted conversion of the Series C preferred stock into common stock at any time after June 30, 2012.

During the three months ended December 31, 2012, the Company accrued $13,610 of dividends associated with outstanding shares of Series C preferred stock and settled the balance by issuing 3,582 shares of Series D preferred stock.

Series D Convertible Preferred Stock

On October 4, 2011, the Board of Directors designated 1,000,000 shares of preferred stock as Series D convertible preferred stock (“Series D preferred stock”).  As originally designated, the Series D preferred stock was to be vested immediately upon issuance, and each share of Series D preferred stock was convertible into 10 shares of common stock.  The original designation also provided that the Series D preferred stock would be non-voting and would not pay a dividend.  In addition, conversion of the Series D preferred stock was limited to not more than 4.99% of the issued and outstanding common stock.

During fiscal year 2012, the Board of Directors approved the following amendments to the designation of the rights and preferences of the Series D preferred stock prior to the issuance of any of the shares:

•	Changed the conversion ratio from 10 shares of common stock for one share of Series D preferred stock to 50 shares of common stock for one share of Series D preferred stock;

•	Added an annual dividend rate of 8%, payable quarterly beginning April 1, 2012;

•	Changed the shares from non-voting to voting, on an as-converted basis;

•	Eliminated the 4.99% conversion limitation;

•	Permitted conversion of the Series D preferred stock, commencing April 1, 2012;

•	Permitted the Company, at its option, to redeem the Series D preferred stock shares at a redemption price equal to 120% of the original purchase with 15 days notice.

During the three months ended December 31, 2012, the Company issued the following shares of Series D preferred stock:

•	12,460 shares for $43,509 in loan origination fees;

•	71,800 shares for future advisory services through December 2014, the value on the date of grant was $230,800;

•	20,000 shares for future consulting services through December 2013, the value on the date of grant was $60,000;

•	52,913 shares for $150,000 in previously accrued Board of Directors’ fees and $61,652 of additional compensation for past services;

•	24,300 shares for a bonus to an officer for past services, the value on the date of grant was $97,200;

•	3,582 shares for dividends on Series C preferred stock, the value on the date of grant was $13,610;

•	1,130 shares for dividends on Series D preferred stock, the value on the date of grant was $4,116;

•	95,400 shares for past consulting services by an entity controlled by an officer of the Company, which were previously accrued in the amount of $333,902;

•	30,000 shares for a bonus to an entity controlled by an officer of the Company for consulting services, the value on the date of grant was $105,000;

•
80,000 shares for a bonus to the CEO of the Company for signing an employment agreement with the Company, the value at the date of grant was $320,000, which cannot convert to common stock until the Company has 20,000 subscribers.

During the three months ended December 31, 2012, the Company accrued $45,933 of dividends on shares of Series D preferred stock and settled $4,116 of the balance by issuing 1,130 shares of Series D preferred stock.  As of December 31, 2012, the Company had a remaining balance of $60,139 of accrued dividends.

Liquidation Preference

Upon any liquidation, dissolution or winding up of the Company, before any distribution or payment may be made to the holders of the common stock, the holders of the Series C preferred stock and Series D preferred stock are entitled to be paid out of the assets an amount equal to $1.00 per share plus all accrued but unpaid dividends.  If the assets of the Company are insufficient to make payment in full to all holders of preferred stock, then the assets shall be distributed among the holders of preferred stock ratably in proportion to the full amounts to which they would otherwise be respectively entitled.

13.	Common Stock

During the three months ended December 31, 2012, the Company issued 137,500 shares to employees. Of this issuance, 76,500 shares were issued as bonuses valued at the date of grant at $3,824.  The remaining 61,000 shares, valued at $82,350, were issued in accordance with the following restricted stock agreement:

During fiscal year 2010, the Company awarded certain employees non-vested common stock totaling 679,000 shares, valued at $916,650, or $1.35 per share, in connection with their employment agreements.  During fiscal year 2011, the Company reduced the non-vested stock by 42,000 shares due to the change of employment status of several individuals.  During the three months ended December 31, 2012, the Company reduced the non-vested stock by an additional 174,000 shares due to the change of employment status of several individuals.  During the three months ended December 31, 2012 and 2011, the Company recognized $5,211 and $39,062 of compensation expense as these shares vested.  As of December 31, 2012 and September 30, 2012, the unrecognized stock-based compensation was $61,936 and $245,952, respectively, and will be recognized over the remaining estimated lives of the performance measures.  The weighted average remaining term of the grant is 1.37 years.  During the quarter ended December 31, 2012, the Company issued 61,000 restricted shares to employees due to the Company meeting a milestone according to the agreement with the employees.  The 61,000 shares issued were valued at $82,350 at the date of grant.

14.	Stock Options and Warrants

The fair value of each stock option or warrant grant is estimated on the date of grant using a binomial option-pricing model.  The expected life of stock options or warrants represents the period of time that the stock options or warrants are expected to be outstanding, based on the simplified method.  Expected volatilities are based on historical volatility of the Company’s common stock, among other factors.  The Company uses the simplified method within the valuation model due to the Company’s short trading history.  The risk-free rate related to the expected term of the warrants is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend yield is zero.

During fiscal years 2012 and 2011, the Company measured the fair value of the warrants using a binomial valuation model with the following assumptions:

	Three Months Ended
	December 31,
	2012	2011
Exercise price	$0.04 - $0.09	$0.40 - $0.44
Expected term (years)	3 - 5	2.5
Volatility	293% - 298%	131% - 135%
Risk-free rate	0.35% - 0.73%	0.39% - 0.44%
Dividend rate	0%	0%

During the three months ended December 31, 2012, the Company recorded stock-based compensation expense relating to the following stock options and warrants:

•
4,333,333 options were granted to each of three employees, awarded as part of their employment agreements dated June 21, 2012 of 4G, 13,000,000 in aggregate, with an exercise price of $0.10 per option.  One tenth (1,300,000) of the options vest once a level of 9,300 4G members is achieved and additional vesting of one tenth of the options for each milestone of 5,000 members in addition to the 9,300 base level until fully vested, as similarly described in Note 4.  The options expire in June 2017.  The value of the options at the date of grant is $1,147,163.  The Company has been amortizing the expense based on expectation dates of the milestones.  During the three months ended December 31, 2012, the Company recognized $336,000 of the total compensation expense. None of the options have vested as of December 31, 2012.

•
10,000,000 options were granted to the Company’s CEO for services, awarded as part of his employment agreement dated July 2012, with an exercise price of $0.10 per option.  One tenth (1,000,000) of the options vest for each milestone of 5,000 additional members added to the Company since the beginning of his employment in July 2012 until fully vested, as similarly described in Note 4.  The options expire in July 2017.  The Company has been amortizing the expense based on expectation dates of the milestones.  During the three months ended December 31, 2012, the Company recognized $323,033 of the total compensation expense.  2,000,000 options have vested as of December 31, 2012 due to the Company reaching certain milestones according to the contract.

•
2,125,000 options were granted to each of the two key managers of GWire, 4,250,000 in aggregate, with an exercise price of $0.10 per option.  Under the option agreements, each of the employees may submit up to 2,125,000 shares of GWire stock, awarded as part of their employment agreements dated November 1, 2012, to the Company in exchange for equivalent shares of the Company’s common stock in lieu of the exercise price, up to $425,000 in total.  The options are not exercisable otherwise.  The options are fully vested upon issuance and expire in October 2022.

The following table summarizes information about stock options and warrants outstanding as of December 31, 2012:

Options and Warrants	Number of Options and Warrants	Weighted-Average Exercise Price
Outstanding as of October 1, 2012	23,865,871	$0.15
Granted	17,250,000	0.10
Exercised	-	-
Forfeited	-	-
Outstanding as of December 31, 2012	41,115,871	0.13
Exercisable as of December 31, 2012	2,102,871	0.63

As of December 31, 2012, the outstanding warrants have an aggregate intrinsic value of $390,130, and the weighted average remaining term of the warrants is 4.5 years.

For the three months ended December 31, 2012 and 2011, the Company recognized non-cash expense of $829,034 and $2,013,491, respectively, related to the vesting and re-pricing of all stock options and warrants granted in current and prior years.

15.	Segment Information

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

Additionally, at the corporate level, the Company is engaged in fund raising and the administrative operations of the Company as a whole.

The following table reflects certain financial information relating to each reportable segment for the three months ended December 31, 2012 and 2011:

	Corporate	CareServices	Reagents	Chronic Illness Monitoring	Total
Three Months Ended December 31, 2012:
Sales to external customers	$-	$419,688	$124,469	$1,953,605	$2,497,762
Segment loss	(2,291,343)	(1,043,777)	(14,362)	(231,235)	(3,580,717)
Interest income	24	-	-	-	24
Interest expense	1,023,617	-	-	-	1,023,617
Segment assets	12,591	3,410,156	142,324	3,770,719	7,335,790
Property and leased equipment purchases	-	128,535	888	-	129,423
Depreciation and amortization	179	89,987	3,240	208,258	301,664

Three Months Ended December 31, 2011:
Sales to external customers	$-	$61,888	$107,280	$-	$169,168
Segment loss	(4,010,784)	(97,925)	(50,765)	-	(4,159,474)
Interest income	80	-	-	-	80
Interest expense	90,626	-	-	-	90,626
Segment assets	13,578	1,227,689	185,632	-	1,426,899
Property and leased equipment purchases	-	6,505	-	-	6,505
Depreciation and amortization	179	70,638	15,073	-	85,890

16.	Commitments and Contingencies

The Company leases office space under non-cancelable operating leases.  The Company also has several equipment operating lease contracts.  Future minimum rental payments under non-cancelable operating leases as of December 31, 2012 were as follows:

Years Ending September 30,
2013	$138,292
2014	117,765
2015	87,171
2016	15,970
Total	$359,198

The rent expense for the Company’s facilities held under non-cancelable operating leases was $44,287 and $37,175 for the three months ended December 31, 2012 and 2011, respectively.

17.	Fair Value Measurements

US GAAP establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The Company measured the fair values using the hierarchy levels as follows:

Level 1	The Company does not have any fair value balances classified as Level 1.

Level 2	The Company’s embedded derivatives are measured on a recurring basis using Level 2 inputs.

Level 3	The Company’s goodwill is measured using Level 3 inputs (see note 4).

The Company’s embedded derivatives liability is re-measured to fair value at each reporting date until the contingency is resolved.  See Notes 5 and 14 above for more information about this liability and the inputs used for calculating fair value.

18.	Subsequent Events

Subsequent to December 31, 2012, the Company entered into the following additional agreements and transactions:

(1)
During January 2013, the Company issued two notes payable, secured by customer contracts, to two unrelated parties in the total amount of $400,000.  The loans bear interest at 15% and the principal and interest are payable at maturity in March and April, 2013.  The interest rate on the loans will be increased by 1.5% each month on any unpaid balances after the maturity date.  The Company also granted 250,000 common shares to one of the lenders as a loan origination fee.

(2)
During January 2013, the Company issued three Series B unsecured debenture loans payable to one officer of the Company and two entities that are controlled by an officer.  The notes are in the total amount of $247,500, including $22,500 in loan origination fees, for $190,000 in cash and $35,000 in services rendered.  The debentures are payable in 36 monthly installments, and mature in January 2016.  The loans bear interest at 12% and are convertible into common stock after 180 days. After 36 monthly installments, the lenders are entitled to a 4% cumulative royalty payment based upon the Company’s gross profits commencing at the maturity date and continuing for 2 years.  If the lenders have converted their respective debentures into the Company’s common stock, the respective royalty is terminated. The Company has the right to buy out the royalties by paying each lender $22,000 for every $25,000 loaned.

(3)
On January 3, 2013, the Company issued a Series A debenture loan, secured by current customer contracts, payable to an officer of the Company in the amount of $250,000.  The debenture is payable in 6 monthly payments of accrued interest only followed by 30 monthly installments including principal and interest, and matures in January 2016.  The loan bears interest at 12% and is convertible into common stock after 180 days. After 36 monthly installments, the lender is entitled to a 4% cumulative royalty payment based upon the Company’s gross profits commencing at the maturity date and continuing for 2 years.  If the lender has converted the debentures into the Company’s common stock, the royalty is terminated. The Company has the right to buy out the royalty by paying the lender $20,000 for every $25,000 loaned.

(4)
During January and February 2013, the Company issued six Series A debenture loans, secured by current customer contracts, payable to unrelated parties in the amount of $565,000.  The debentures are payable in 36 monthly installments and mature in January and February 2016.  The loans bear interest at 12% and are convertible into common stock after 180 days. After 36 monthly installments, the lenders are entitled to a 4% cumulative royalty payment based upon the Company’s gross profits commencing at the maturity date and continuing for 2 years.  If the lenders have converted their respective debenture into the Company’s common stock, the respective royalty is terminated. The Company has the right to buy out the royalties by paying each lender $20,000 for every $25,000 loaned.

(5)
During January 2013, the Company entered into a letter agreement with an unrelated party.  The Company granted the party 250,000 common shares and accrued $25,000 of fees payable for securing a $250,000 Series A debenture loan.

(6)
In January 2013, the Company entered into a two-year service contract with an independent consulting company.  The Company granted the consulting company options to purchase 1,833,639 shares of the Company’s common stock at an exercise price of $0.15 per share.  50% of the options vested immediately, and 50% vest in equal installments over 24 months.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader better understand our operations and our present business environment.  This MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements for the fiscal years ended September 30, 2012 and 2011, and the accompanying notes thereto, contained in our Annual Report on Form 10-K. Unless otherwise indicated, the terms “ActiveCare,” the “Company,” “we,” and “our” refer to ActiveCare, Inc., a Delaware corporation.

Overview

Historically, our core business has been the manufacture, distribution and sale of medical diagnostic stains and solutions.  In February 2009, we were spun off from our former parent, SecureAlert.  In connection with the spin-off, we acquired from SecureAlert the exclusive license rights to certain technology, including patent rights utilizing GPS and cellular communication and monitoring technologies for use in the healthcare and personal security markets.  Our business plan is to develop and market a new product line for monitoring and providing assistance to mobile and homebound seniors and the chronically ill, including those who may require a personal assistant to check up on them during the day to ensure their safety and well-being and know where they are at all times.

Our emphasis in fiscal year 2012 was focused on addressing the chronic conditions and disease states markets.  During fiscal year 2012, we received valuable feedback through sales and focus groups reaching thousands of patients.  We launched an additional product line focused on technology for the chronically ill.  We also successfully acquired 4G Biometrics, LLC (“4G”) and Green Wire, LLC, Green Wire Outsourcing, Inc., Orbit Medical Response, LLC, and Rapid Medical Response, LLC (collectively, “Green Wire”).  The acquisitions greatly increased our customer base and capacity as well as our abilities to include telehealth and other monitoring services in our product offerings.  The focus in fiscal year 2013 will be to further develop and execute on our existing business plan.

Recent Developments

We have financed operations primarily through short-term debt.  Accordingly, if our revenues continue to be insufficient to meet our needs, we will attempt to secure additional financing through traditional bank financing or through the sale of equity or debt securities.  However, because of the development stage nature of our business and our current financial condition, our attempts may be unsuccessful in obtaining such financing or the amount of the financing obtained may be inadequate to continue to implement our plan of operations.  There can be no assurance that we will be able to obtain financing on satisfactory terms or at all.  In addition, if we only have nominal funds with which to conduct our business activities, it will negatively impact the results of our operations and our financial condition.

On March 8, 2012, we acquired 4G.  Pursuant to the acquisition agreement, we acquired 100% of the member interests of 4G and 4G is now operated as a wholly owned subsidiary of the Company.  As amended, the purchase price for the member interests of 4G was comprised as follows:

•	$350,000 in cash;

•	$50,000 of liabilities payable in cash;

•	160,000 shares of Series D convertible preferred stock;

•	Options for the purchase of up to 4,333,333 shares of common stock of the Company at $0.10 per share to each of the three sellers with vesting as follows:

	o	Options for 433,333 shares vest when 4G has 9,300 members;

	o	Options for another 433,333 shares vest when an additional 5,000 4G members are added, or a total of 14,300 members;

	o	Options for another 433,333 shares vest when an additional 5,000 4G members are added, or a total of 19,300 members;

	o	Options for another 433,333 shares vest when an additional 5,000 4G members are added, or a total of 24,300 members; and

	o	so forth until fully vested.

Three of the 4G key managers continue to manage the operations of 4G under written employment agreements.

Under the purchase method of accounting, the purchase price was allocated to 4G’s assets and assumed liabilities based on their estimated fair values as of the closing date of the acquisition.  The excess of the purchase price over the fair values of the net assets acquired was recorded as goodwill.

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

During the year ended September 30, 2012, we established GWire Corporation (“GWire”) as a subsidiary.  Effective September 1, 2012, GWire acquired the net assets and interests of Green Wire.  We entered into employment agreements with two of Green Wire’s operating managers on November 1, 2012. These two individuals were granted 27% ownership in GWire; ActiveCare owns the remaining 73%. The purchase price of Green Wire consisted of the following:

•	$2,236,737 in the form of a note payable (including imputed interest at 12%), with a 36-month term; and

•	20,000 shares of ActiveCare’s Series D preferred stock.

The purchase price for Green Wire reflects total consideration paid of $2,276,737, which has been allocated as $12,215 of cash, $13,976 of accounts receivable, $92,022 of property and equipment, $16,964 of deposits and other assets, $229,249 of leased equipment, $2,155,776 of customer contracts, $154,206 of accounts payable, $55,117 of accrued expenses, and $34,142 of deferred revenue.

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

During the quarter ended December 31, 2012, we spent approximately $26,692, compared to $20,691 for the quarter ended December 31, 2011, on research and development (“R&D”) related to the ActiveOne, a one-button actuated GPS/Cellular communications device (“Companion Device”) that links to our CareCenter.  This device includes fall detection, Geo Fencing, automatic calls to the CareCenter, text messaging, hands free speakerphone and other features.  The ActiveOne+ is a water resistant wrist device that includes fall detection, speakerphone, vibration alerts, audible alerts, and LED’s for status monitoring.  It communicates through Bluetooth with the Companion Device. Our goal is to develop this wristwatch-size monitoring device primarily for senior citizens.  The watch is universal for women and men with an adjustable strap.  The expanded CareCenter and the related products will be developed by our team.  We have identified and are working with several vendors for services that will further our objectives.

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

During the quarter ended December 31, 2012, we spent approximately $70,069, compared to $0 for the quarter ended December 31, 2011, on R&D for chronic illness monitoring related to the development of prototype methods and systems for the capture and analysis of data, as well as the development of scalable architectures to migrate to production applications and deployments.  ActiveCare will continue to identify claims and medical data sets as well as analytical and informatics technologies that advance our ability to provide unique services.  Core competency will continue to evolve in the methods and technologies for data analytics and predictive informatics.

Critical Accounting Policies

The following summary includes accounting policies that we deem to be most critical to our business.  Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that were uncertain at the time the estimate was made, and

•	Changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial position.

Use of Estimates in the Preparation of Financial Statements

We have prepared and included with this report condensed consolidated unaudited financial statements in conformity with US GAAP.

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

Material accounting policies that we believe are critical to an understanding of our financial results and conditions are  described below.

Concentration of Credit Risk

We have cash in bank accounts that, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.

In the normal course of business, we provide credit terms to our customers.  Accordingly, we perform ongoing credit evaluations of customers’ financial condition and require no collateral from customers.  We maintain an allowance for uncollectable accounts receivable based upon their expected collectability.

Accounts Receivable

Accounts receivable are carried at the original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables and changes in payment histories.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  A trade receivable is considered to be past due if any portion of the receivable balance has not been received by the contractual pay date.  Interest is not charged on trade receivables that are past due.

Inventories

Inventories are recorded at the lower of cost or market, cost being determined using the first-in, first-out (“FIFO”) method. Reagent inventories consist of raw materials, work-in-process, and finished goods.  CareServices inventory consist of ActiveHome inventories.  Chronic Illness Monitoring inventory consists of diabetic supplies.  Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.  Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable value could change in the near term.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets, typically three to seven years.  Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the term of the leases.  Expenditures for maintenance and repairs are expensed while renewals and improvements over $500 are capitalized.  When property and equipment are sold or otherwise disposed of, any gains or losses are included in the results of operations.

Equipment Leased to Customers

Our leased equipment is stated at cost less accumulated depreciation and amortization.  We amortize the cost of leased equipment using the straight-line method over 39 months, which is the estimated useful life of the equipment.  Amortization of leased equipment is recorded as cost of revenues.

Revenue Recognition

Our revenue has historically been from three sources: (i) sales from Chronic Illness Monitoring services and supplies; (ii) sales from CareServices; and (iii) sales of medical diagnostic stains from our Reagents segment.

Chronic Illness Monitoring

We began sales through 4G upon our acquisition of the company in the quarter ended March 31, 2012. We recognize Chronic Illness Monitoring revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer, prices are fixed or determinable and collection is reasonably assured.

Shipping and handling fees are included as part of net revenues. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of revenues. Sales of Chronic Illness Monitoring products and services do not contain multiple deliverables.

We enter into agreements with self-insured companies to lower medical expenses by distributing diabetic testing supplies to their employees (members) and monitoring their test results. The self-insured companies are obligated to pay for the supplies that we distribute to the members on a quarterly basis. The term of these contracts is one year and unless terminated by either party, will automatically renew for another year. All of our Chronic Illness Monitoring sales are made with net 30-day payment terms.

With respect to Chronic Illness Monitoring revenues, to qualify for the recognition of revenue under US GAAP at the time of sale, the following must be present:

•	The price to the contracted self-insured company is fixed or determinable at the date of sale.

•	The self-insured company has paid, or is obligated to pay us within terms.

•	The self-insured company’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product.

•	Once the product is shipped out, the end user does not have the right of return.

CareServices

“CareServices” include contracts in which we provide monitoring services to end users and sell devices to distributors. We typically enter into contracts on a month-to-month basis with customers (members) that use our CareServices. However, these contracts may be cancelled by either party at any time with 30 days notice. Under our standard contract, the device becomes billable on the date the customer (member) orders the product, and remains billable until the device is returned to us. We recognize revenue on devices at the end of each month that CareServices have been provided. In those circumstances in which we receive payment in advance, the Company records these payments as deferred revenue.

We recognize CareServices revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer, prices are fixed or determinable and collection is reasonably assured. Shipping and handling fees are included as part of net revenues. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of revenues. Customers order our products by phone or website. All CareServices sales are made with net 30-day payment terms.

In connection with US GAAP, to qualify for the recognition of revenue at the time of sale, the following must be present:

•	The Company’s price to the buyer is fixed or determinable at the date of sale.

•	The buyer has paid the Company, or the buyer is obligated to pay the Company within terms, and the obligation is not contingent on resale of the product.

•	The buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product.

•	The buyer acquiring the product for resale has economic substance apart from that provided by the Company.

•	The Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer.

•	The amount of future returns can be reasonably estimated and they are not significant.

The vast majority of sales for CareServices are service revenues.  Because equipment sales are not material, we disclose services and equipment sales together in the accompanying financial statements.

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

The majority of our CareServices revenue transactions do not have multiple elements.  On occasion, we have revenue transactions that have multiple elements (such as device sales to distributors).  In these situations, we provide the distributor with the ActiveOne™ device and a monthly monitoring service, which are both included in the contracted pricing.  In these multiple element revenue arrangements, we will consider whether: (i) the deliverables have value on a standalone basis to the distributors, and (ii) the distributors have a general right of return.  We determined that these elements do have standalone value to distributors and that the delivery of undelivered items is probable and substantially within our control.  Therefore, these revenue elements should be considered as separate units of accounting.  Consideration is to be allocated at the inception of the arrangement to all deliverables on the basis of their relative selling prices.  When applying the relative selling price method, the selling price for each deliverable is determined using vendor-specific objective evidence of selling price, if it exists; otherwise, third-party evidence of the selling price is used to determine the selling price.  If neither vendor-specific objective evidence nor third-party evidence of the selling price exists for a deliverable, then the best estimate of the selling price is used for that deliverable.

We do not currently sell, nor do we intend to sell the ActiveOne™ device separately from the monthly monitoring service, therefore we are not able to determine vendor-specific objective evidence of selling price.  We are also unable to determine third-party evidence of selling price, because there is not a similar product in the market.  The ActiveOne™ device is the only device in the market with fall detection technology.  We are therefore required to determine the best estimate of its selling price in order to determine the relative selling price of the separate deliverables in the revenue arrangements.  In order to determine the best estimate of selling price of the ActiveOne™ device, we included the following cost components in our estimate: production costs, development costs, PTCRB certification costs, and estimated gross margin.  In order to determine the best estimate of the monthly monitoring service, we included the following components in our estimate: monthly communication costs, monitoring labor costs, Public Safety Access/Answering Point (“PSAP”) database and monthly maintenance costs, and estimated gross margin.  The relative selling price allocated to the sale of the ActiveOne™ device is recognized when the device is delivered to the distributor.  The relative selling price of the monitoring service is recognized monthly when the services have been provided.

Reagents

We recognize Reagents revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer, prices are fixed or determinable and collection is reasonably assured.

Shipping and handling fees are included as part of net revenues. The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of revenues. Neither the sale of diagnostic equipment nor the sale of medical diagnostic stains contains multiple deliverables.

With respect to Reagents revenues, to qualify for the recognition of revenue under US GAAP at the time of sale, the following must be present:

•	The price to the buyer is fixed or determinable at the date of sale.

•	The buyer has paid, or the buyer is obligated to pay the Company within terms, and the obligation is not contingent on resale of the product.

•	The buyer’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product.

•	The buyer acquiring the product for resale has economic substance apart from that provided by the Company.

•	The Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer.

•	The amount of future returns can be reasonably estimated and they are not significant.

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

Because diagnostic equipment sales are not material to the financial statements, we disclose equipment and stains sales together for Reagents in the accompanying financial statements.

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

Results of Operations

Three Months Ended December 31, 2012 and 2011

Net Revenues

During the fiscal quarter ended December 31, 2012, we had net revenues of $2,497,762, compared to $169,168 in the fiscal quarter ended December 31, 2011.  Reagents revenues accounted for $124,469 and $107,280 in the quarters ended December 31, 2012 and 2011, respectively.  CareServices revenues, including revenue for the ActiveOne™ service, accounted for $419,688 and $61,888 of the total revenues in the quarters ended December 31, 2012 and 2011, respectively.  Chronic Illness Monitoring revenues accounted for $1,953,605 and $0 in the quarters ended December 31, 2012 and 2011, respectively.  The reason for the total revenue increase is primarily due to the new sales generated by 4G and Green Wire.

Cost of revenues

Cost of revenues totaled $2,281,173 in the fiscal quarter ended December 31, 2012, compared to $258,489 in the quarter ended December 31, 2011.  During the fiscal quarter ended December 31, 2012, of the total cost of revenues, Reagents accounted for $97,860, CareServices accounted for $721,527, and Chronic Illness Monitoring accounted for $1,461,786.  In comparison, during the fiscal quarter ended December 31, 2011, Reagents accounted for $98,676, CareServices accounted for $159,813, and Chronic Illness Monitoring accounted for $0.  The increase of the total cost of revenues in the fiscal quarter ended December 31, 2012, is primarily due to the increase of sales generated by 4G and Green Wire.

Research and Development Expenses

During the fiscal quarter ended December 31, 2012, we incurred research and development expenses of $97,381, compared to $20,691 in research and development expenses for the fiscal quarter ended December 31, 2011.  Research and development expenses in the fiscal quarter ended December 31, 2012, increased compared to the prior year period primarily due to the development of the Chronic Illness Monitoring operation system.

Selling, General and Administrative Expenses

During the three months ended December 31, 2012 selling, general and administrative expenses totaled $2,716,995, compared to $3,958,916 in the same period of the prior year.  The decrease is due to the decrease of non-cash compensation expenses compared to the prior period.  For the quarters ended December 31, 2012 and 2011, the non-cash expense associated with the issuance of stock and warrants totaled $997,128 and $3,365,023, respectively.

Other Income and Expense

Gain on derivatives was $38,337 and $0 in the quarters ended December 31, 2012 and 2011, respectively.  We have borrowed increasing amounts under convertible debt instruments, some of which are recorded as derivatives liability.  Interest expense was $1,023,617 and $90,626 in the quarters ended December 31, 2012 and 2011, respectively.  The increase was due to the increase of long-term notes payable during the current period.

Net Loss

We incurred a net loss for the three months ended December 31, 2012 totaling $3,580,717, compared to a net loss of $4,159,474 for the same period of the prior year.  This decrease in net loss is primarily due to the decrease of non-cash expenses during the quarter ended December 31, 2012.

Dividends on Preferred Stock

We accrued $59,544 of dividends on Series C and Series D preferred stock for the three months ended December 31, 2012, compared to $0 for the same period of the prior year during which there were no shares of preferred stock outstanding.

Liquidity and Capital Resources

Our primary sources of liquidity are the proceeds from the sale of our equity securities and from borrowing.  We have not been in a position to finance operations from cash flows from operating activities.  We anticipate that we will continue to seek equity and debt funding to supplement revenues from the sale of our products and services until we begin to have positive cash flows from operating activities.

As of December 31, 2012, we had cash of $35,861, compared to cash of $529,839 as of September 30, 2012.  As of September 30, 2012, we had a working capital deficit of $10,143,700, compared to a working capital deficit of $5,316,136 as of December 31, 2012.  The decrease in working capital deficit is primarily due to the decrease in derivatives liability.  The decrease in cash was due to increased cash used in operating activities during the three months ended December 31, 2012, compared to the fiscal year ended September 30, 2012.  The decrease in negative stock holders' equity was due to the decrease of current liabilities during the three months ended December 31, 2012.

During the three months ended December 31, 2012 and 2011, operating activities used cash of $2,863,511 and $448,080, respectively.  The increased cash used in operating activities was primarily due to increased accounts receivable and decreased stock-based compensation expense during the three months ended December 31, 2012, compared to the same period in 2011.  Investing activities for the three months ended December 31, 2012 and 2011 used cash of $129,423 and $6,505, respectively.  The increase of cash used in investing activities was due to increased purchasing of equipment leased to customers for the three months ended December 31, 2012.  Financing activities for the three months ended December 31, 2012 and 2011 provided cash of $2,498,956 and $340,000, respectively.  The increase was due to increased cash proceeds from long-term notes payable during the three months ended December 31, 2012.

For the three months ended December 31, 2012, we had a net loss of $3,580,717 and negative cash flows from operating activities totaling $2,863,511, compared to a net loss of $4,159,474 and negative cash flows from operating activities of $448,080 for the three months ended December 31, 2011.  The decrease in net loss and increase in cash used for operating activities were due primarily to the increase in operational expenses, and decrease in non-cash consulting expenses during the three months ended December 31, 2012.

As of December 31, 2012, we had an accumulated deficit of $40,999,475 compared to $37,359,214 as of September 30, 2012.  Stockholders’ deficit as of December 31, 2012 was $5,673,576, compared to stockholders’ deficit of $7,715,390 as of September 30, 2012.  The decrease in stockholders’ deficit is due to the increase of additional paid-in capital from the  decrease of derivatives liability (see Note 11).

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements will cause a material impact on our financial position or the results of operations.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

Information about the Company’s exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended September 30, 2012, which was filed with the Securities and Exchange Commission on January 15, 2013. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our reports under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods that are specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.  In designing and evaluating these disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period, our disclosure controls and procedures were not effective, for the reasons discussed below.

During the audit process for the year ended September 30, 2012, we identified material weaknesses in internal control over financial reporting as follows:

Control Environment

We did not maintain an effective control environment for internal control over financial reporting.  Specifically, we concluded that we did not have appropriate controls in the following areas:

•	Period end financial disclosure and reporting processes.

•	Communication of material transactions between management and accounting personnel.

Financial Reporting Process

We did not maintain an effective financial reporting process to prepare financial statements in accordance with US GAAP.  Specifically, we initially failed to appropriately account for and disclose the valuation and recording of certain equity and financing arrangements, as well as the accounting and disclosure of the acquisition of 4G.

Management has not made any correcting changes to our internal control over financial reporting and the above material weaknesses remain as of December 31, 2012.  Similar material weaknesses to those identified in the 4G acquisition were also identified in the Green Wire acquisition.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                      Legal Proceedings

On December 18, 2012, iLife Technologies, Inc. filed a lawsuit against nine companies, including ActiveCare, for patent infringement in the District Court for the Northern District of Texas.  The lawsuit alleges infringement of seven patents owned by iLife purportedly related to the use of accelerometers in devices used to monitor the status of a user.  ActiveCare has engaged legal counsel to investigate the validity of the patent claims in the lawsuit as well as the merits of the claims of infringement.  That investigation is in its early stage.  Therefore, it is not possible to assess the likelihood and magnitude of liability to the Company, if any, at this time.  ActiveCare intends to vigorously defend all claims against its products.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended December 31, 2012, we issued the following shares of common stock without registration under the Securities Act of 1933 (the “Securities Act”):

•	137,500 shares of common stock to the employees of the Company as bonus, 76,500 shares were valued at $3,825 at date of grant, and 61,000 shares were valued at $82,350 at date of grant (see Note 13).

We issued shares of preferred stock without registration under the Securities Act during the three months ended December 31, 2012, as follows:

•	12,460 shares of Series D preferred stock to pay a financing fee relating to a note secured by the Company with a value of $43,509 at the date of grant.

•	374,413 shares of Series D preferred stock as stock-based compensation with a value of $1,358,554 at the date of grant.

•	4,712 shares of Series D preferred stock for accrued dividends with a value of $17,726 at the date of grant.

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

ActiveCare, Inc.

Date: February 19, 2013	/s/ David G. Derrick
David G. Derrick Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

Date: February 19, 2013	/s/ Michael G. Acton
Michael G. Acton Chief Financial Officer (Principal Financial and Accounting Officer)