Form 10-Q
period 2013-03-31
ACTIVECARE, INC.
filed 2013-05-15
CIK 1429896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 0-53570

ActiveCare, Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-0578125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1365 West Business Park Drive Orem, UT (Address of principal executive offices)	84058 (Zip Code)

(877) 219-6050
(Registrant’s telephone number, including area code)

5095 West 2100 South, West Valley City, Utah 84120
(Former address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes  ☐ No  ☒

As of May 15, 2013, the registrant had 46,857,271 shares of common stock outstanding.

ActiveCare, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ActiveCare, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)
As of March 31, 2013 and September 30, 2012

	March 31, 2013	September 30, 2012
Assets

Current assets:
Cash	$42,066	$529,839
Accounts receivable, net of allowance for doubtful accounts of $24,343 and $20,195, respectively	6,010,262	644,974
Inventories, net of valuation allowances of $4,075 and $4,984, respectively	766,825	290,768
Prepaid expenses and other	27,671	7,277

Total current assets	6,846,824	1,472,858

Customer contracts, net of accumulated amortization of $518,846 and $102,330, respectively	1,851,037	2,267,552
Goodwill	825,894	825,894
Patents, net of accumulated amortization of $292,022 and $228,587, respectively	630,355	693,790
Equipment leased to customers, net of accumulated depreciation of $223,258 and $144,905, respectively	453,903	312,993
Property and equipment, net of accumulated depreciation of $673,921 and $625,401, respectively	259,168	266,078
Deposits and other	76,218	24,634
Domain name, net of accumulated amortization of $2,502 and $2,145, respectively	11,798	12,155

Total assets	$10,955,197	$5,875,954

See accompanying notes to consolidated financial statements.

ActiveCare, Inc. and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2013 and September 30, 2012
(Continued)

	March 31, 2013	September 30, 2012
Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$2,612,581	$1,132,611
Accounts payable, related-party	117,437	150,395
Accrued expenses	4,082,943	2,104,623
Derivatives liability	-	4,015,855
Current portion of notes payable	3,988,980	2,569,221
Current portion of notes payable, related-party	1,410,597	1,563,923
Deferred revenue	68,116	61,608
Dividends payable	116,885	18,322

Total current liabilities	12,397,539	11,616,558

Notes payable, net of current portion	3,275,373	1,804,929
Notes payable, related-party, net of current portion	2,107,711	169,857

Total long-term liabilities	5,383,084	1,974,786

Total liabilities	17,780,623	13,591,344

Stockholders’ deficit:
Preferred stock, $.00001 par value: 10,000,000 shares authorized; 480,000 and 480,000 shares of Series C; and 841,543 and 386,103 shares of Series D, outstanding, respectively	13	9
Common stock, $.00001 par value: 50,000,000 shares authorized; 46,857,271 and 46,369,771 shares outstanding, respectively	469	464
Additional paid-in capital	36,698,327	29,643,351
Accumulated deficit	(43,524,235)	(37,359,214)

Total stockholders’ deficit	(6,825,426)	(7,715,390)

Total liabilities and stockholders’ deficit	$10,955,197	$5,875,954

See accompanying notes to consolidated financial statements.

ActiveCare, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
For the Three and Six Months Ended March 31, 2013 and 2012

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Revenues:
Chronic illness monitoring	$4,256,011	$3,118	$6,209,615	$3,118
CareServices	457,113	62,740	876,801	124,627
Reagents	130,029	114,457	254,499	221,738
Total revenues	4,843,153	180,315	7,340,915	349,483

Cost of revenues:
Chronic illness monitoring	3,123,637	1,280	4,585,423	1,280
CareServices	746,097	170,892	1,467,624	330,705
Reagents	71,739	98,132	169,599	196,807
Total cost of revenues	3,941,473	270,304	6,222,646	528,792

Gross margin (deficit)	901,680	(89,989)	1,118,269	(179,309)

Operating expenses:
Selling, general and administrative (including $73,783, $759,087, $1,502,502 and $4,124,110, respectively, of stock-based compensation)	2,293,419	1,519,257	4,950,754	5,478,174
Research and development	266,672	28,210	468,713	48,901
Total operating expenses	2,560,091	1,547,467	5,419,467	5,527,075

Loss from operations	(1,658,411)	(1,637,456)	(4,301,198)	(5,706,384)

Other income (expense):
Gain (loss) on derivatives liability	7,360	(25,256)	45,697	(25,256)
Interest expense, net	(767,391)	(145,270)	(1,790,983)	(235,816)
Other income	13,113	-	15,438	-
Total other expense, net	(746,918)	(170,526)	(1,729,848)	(261,072)

Net loss	(2,405,329)	(1,807,982)	(6,031,046)	(5,967,456)

Dividends on preferred stock	(74,432)	(26,784)	(133,974)	(26,784)

Net loss attributable to common stockholders	$(2,479,761)	$(1,834,766)	$(6,165,020)	$(5,994,240)

Net loss per common share – basic and diluted	$(0.05)	$(0.05)	$(0.13)	$(0.15)

Weighted average common shares outstanding – basic and diluted	46,536,000	40,564,000	46,503,000	40,138,000

See accompanying notes to consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	March 31
	2013	2012

Cash flows from operating activities:
Net loss	$(6,031,046)	$(5,967,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	612,218	150,445
Stock-based compensation expense	1,502,502	4,124,110
Stock issued for interest expense	257,362	-
Amortization of debt discount as interest expense	480,614	165,069
Loss (gain) on derivatives liabilities	(45,697)	25,256
Loss on disposal of property and leased equipment	1,499	-
Changes in operating assets and liabilities:
Accounts receivable	(5,365,288)	(8,138)
Inventories	(476,057)	(3,019)
Prepaid expenses and other assets	(20,394)	1,404
Accounts payable	1,447,011	143,002
Accrued expenses	2,936,405	193,978
Deferred revenue	6,508	7,796
Deposits	(51,584)	-
Net cash used in operating activities	(4,745,947)	(1,167,552)

Cash flows from investing activities:
Purchase of equipment leased to customers	(225,800)	(6,505)
Purchase of property and equipment	(41,610)	(1,223)
Acquisition of 4G Biometrics, LLC	-	(200,000)
Net cash used in investing activities	(267,410)	(207,728)

Cash flows from financing activities:
Proceeds from notes payable	3,041,746	-
Proceeds from notes payable, related-party	1,990,799	1,390,000
Principal payments on notes payable, related-party	(191,831)	-
Principal payments on notes payable	(315,130)	(85,000)
Net cash provided by financing activities	4,525,584	1,305,000

Net decrease in cash	(487,773)	(70,280)
Cash, beginning of the period	529,839	178,131

Cash, end of the period	$42,066	$107,851

See accompanying notes to consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited) cont.

	Six Months Ended
	March 31
	2013	2012
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$469,749	$3,161

Supplemental Disclosure of Non-Cash Investing
and Financing Information:
Issuance of preferred stock for accrued dividends	35,411	-
Issuance of preferred stock for accrued liabilities	865,552	-
Issuance of derivatives liability	514,643	-
Reclassification of derivatives liability to equity	4,484,801	-
Dividends on preferred stock	151,660	-
Issuance of preferred stock for purchase of patents	-	622,378
Issuance of common stock for settlement of liabilities	-	612,000

See accompanying notes to consolidated financial statements.

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The unaudited interim condensed consolidated financial information of ActiveCare, Inc. (the “Company” or “ActiveCare”) has been prepared in accordance with Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim condensed consolidated financial information contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2013, and the results of its operations and its cash flows for the six months ended March 31, 2013 and 2012. These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012. The results of operations for the three and six months ended March 31, 2013 may not be indicative of the results for the full fiscal year ending September 30, 2013.

Going Concern

Although the Company had a positive gross margin for the three and six months ended March 31, 2013, it incurred negative gross margins, working capital and cash flows from operating activities for the fiscal years ended September 30, 2012 and 2011, and had negative working capital and cash flows from operating activities for the three and six months ended March 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order for the Company to remove substantial doubt about its ability to continue as a going concern, it must continue to improve gross margins, generate positive cash flows from operating activities and obtain the necessary debt or equity funding to meet its projected capital investment requirements. Management’s plans with respect to this uncertainty include raising additional capital by issuing equity securities and increasing the sales of the Company’s services and products. There can be no assurance that the Company will be able to raise sufficient capital or that revenues will increase rapidly enough to offset operating losses and repay debts as they come due. If the Company is unable to increase revenues or obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

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

US GAAP defines fair values as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•
Level 2 — Observable inputs other than quoted prices included in Level 1. Assets and liabilities included in this level are valued using dealer and broker quotations, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

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

Net loss per common share is computed by dividing net loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding.  The computation of net loss per common share does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Common share equivalents consist of shares of common stock issuable upon the exercise of stock purchase warrants or the conversion of convertible preferred stock or debt instruments.  As of March 31, 2013 and 2012, there were 96,870,521 and 19,302,871 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive. The common stock equivalents outstanding as of March 31, 2013 and 2012 consisted of the following:

	March 31, 2013	March 31, 2012

Common stock options and warrants	41,368,871	13,865,871
Series D convertible preferred stock	42,077,150	-
Series C convertible preferred stock	4,800,000	4,800,000
Convertible debt	8,222,500	-
Restricted shares of common stock	402,000	637,000
Total common stock equivalents	96,870,521	19,302,871

3.	Recent Accounting Pronouncements

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

As of March 31, 2013, options to purchase 2,600,000 shares of common stock have vested.

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

GWire

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

Under the purchase method of accounting, the purchase price for Green Wire was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the closing date of the acquisition.

The purchase price for Green Wire reflects total consideration paid of $2,276,737, which has been allocated as $12,215 of cash, $13,976 of accounts receivable, $92,022 of property and equipment, $16,964 of deposits and other assets, $229,249 of leased equipment, $2,155,776 of customer contracts, $154,206 of accounts payable, $55,117 of accrued expenses and $34,142 of deferred revenue.

Subsequent to March 31, 2013, the two operating managers converted their 27% ownership and 4,250,000 of related options into 4,250,000 shares of the Company’s common stock as part of the exercise of the 4,250,000 related options as discussed further in Note 14.  As a result, the Company owns 100% of GWire.

5.	Inventories

Inventories are recorded at the lower of cost or market, cost being determined using the first-in, first-out (“FIFO”) method. Inventories consisted of raw materials, work-in-process, and finished goods as of March 31, 2013 and September 30, 2012 as follows:

	March 31, 2013	September 30, 2012
Chronic Illness Monitoring
Finished goods	$646,392	$185,884

CareServices
ActiveHome™	56,767	56,767

Reagents
Raw materials	57,423	41,195
Work in process	5,354	5,745
Finished goods	4,964	6,161
Reserves for obsolescence and valuation	(4,075)	(4,984)
Total inventories	$766,825	$290,768

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

Property and equipment consisted of the following as of March 31, 2013 and September 30, 2012:

	March 31, 2013	September 30, 2012

Leasehold improvements	$402,016	$402,016
Equipment	406,210	374,229
Software	72,160	65,111
Furniture	52,703	50,123
Total gross property and equipment	933,089	891,479

Accumulated depreciation and amortization	(673,921)	(625,401)
Property and equipment, net	$259,168	$266,078

Depreciation expense for the six months ended March 31, 2013 and 2012 was $48,521 and $31,633, respectively.

7.	Equipment Leased to Customers

Equipment leased to customers as of March 31, 2013 and September 30, 2012 was as follows:

	March 31, 2013	September 30, 2012

Leased equipment	$677,161	$457,898
Accumulated depreciation	(223,258)	(144,905)
Leased equipment, net	$453,903	$312,993

The Company began leasing monitoring equipment to customers for CareServices in October 2009.  The leased equipment is depreciated using the straight-line method over the estimated useful lives of the related assets over three years regardless of whether the equipment is leased to a customer or remaining in stock.  Customers have the right to cancel the service agreements at any time.

Assets to be disposed of are reported at the lower of the carrying amounts or fair values, less the estimated costs to sell.  During the six months ended March 31, 2013 and 2012, the Company recorded as cost of revenues the disposal of equipment leased to customers of $1,500 and $3,059, respectively. Depreciation expense for equipment leased to customers is recorded as cost of revenues for CareServices and depreciation for the six months ended March 31, 2013 and 2012 totaled $83,392 and $27,857, respectively.

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

During fiscal year 2012, the Company agreed to purchase the related patents and settle amounts owed under the license agreement by issuing 600,000 shares of common stock and 480,000 shares of Series C preferred stock to the licensor.  The patents were valued at $922,378, based on a valuation performed by an independent valuation expert.  The value of the common stock issued was $240,000, based on the market price of the common stock on the date of issuance. The implied value of the Series C preferred stock was $682,378, which was based on the difference between the value of the patents and the common stock issued in settlement of the existing liability.

The Company is amortizing the patents over their remaining useful lives (through 2018).  The Company recognized $63,435 and $83,843 of amortization expense for the six months March 31, 2013 and 2012, respectively.

The Company’s future patent amortization as of March 31, 2013, is as follows:

Years Ending September 30,
2013	$63,435
2014	126,870
2015	126,870
2016	126,870
2017	126,870
Thereafter	59,440
$630,355

9.	Notes Payable

As of March 31, 2013 and September 30, 2012, the Company had the following notes payable outstanding:

	March 31, 2013	September 30, 2012

Note payable to the former owners of Green Wire, secured by customer contracts, imputed interest rate equal to 12%, with monthly installments over a 36-month term. During the quarter ended March 2013, the Company agreed to issue 150,000 shares of common stock to lender to extend the 37th and 38th payments to period 37 and 38 without late penalty. The common stock has a value of $24,000 at the date of grant, which will be amortized over the remaining life of the loan.	$2,099,227	$2,236,737

Series A debenture loans payable to unrelated parties, secured by current customer contracts and payable in 36 monthly installments, maturing between September and December 2015. The loans bear interest at 12% and are convertible into common stock after 180 days.  After payment of principal and interest, the holders of the Series A debentures and the Series B debentures (see Note 10), as a class, are entitled to receive a pro-rata share of a cumulative royalty totaling 4% of the Company’s gross profits payable for the two-year period commencing at the maturity date; provided that no royalties are payable following conversion of any Series A or Series B debenture to the holder thereof. The Company has the right to buy out the royalty rights of Series A debenture holders by paying the respective holder $20,000 for every $25,000 loaned.
	2,764,126	300,000

Unsecured note payable to an unrelated party, interest at 15% (18% after due date), due November 2012. In connection with the loan, the Company issued 60,000 shares of Series D preferred stock as a loan origination fee with a total fair value of $150,000. Note guaranteed by the Company’s CEO.	1,500,000	1,500,000

Unsecured note payable to an unrelated party, interest at a 15%, due March 2013. Note included a $25,000 loan origination fee. In connection with the loan, the Company issued 1,000,000 shares of common stock as a loan origination fee with a total fair value of $70,000 at date of grant.	275,000	275,000

	March 31, 2013	September 30, 2012

Unsecured note payable to an unrelated party, interest at 12%, due March 2013.	$250,000	$250,000

Unsecured notes payable to two unrelated parties, annual interest rate at 15% before maturity date and 18% after maturity date, due March and April 2013, respectively. The Company issued 20,000 shares of Series D as loan origination fee with total fair value of $195,000 at date of grant.	400,000	-

Total before discount and current portion	7,288,353	4,561,737
Less discount	(24,000)	(187,587)

Total notes payable	7,264,353	4,374,150
Less current portion	(3,988,980)	(2,569,221)

Total notes payable, net of current portion	$3,275,373	$1,804,929

10.	Related-Party Notes Payable

As of March 31, 2013 and September 30, 2012, the Company had the following notes payable, related-party outstanding:

March 31, 2013	September 30, 2012
Series B unsecured debenture loans payable to an entity controlled by an officer of the Company, including 10% loan origination fees totaling $78,587, payable in 36 monthly installments, maturing December 2015.  $421,499 of the debentures were issued to settle a $400,000 Series A secured debenture issued during the three months ended December 31, 2012.  Before the settlement, the prior Series A debenture had a total outstanding balance of $383,181 and $1,845 of accrued interest.  $442,598 of the Series B debenture was issued to settle two related-party notes payable totaling $165,000 and $6,889 of accrued interest, and a $230,800 related-party note payable issued during the three months ended December 31, 2012 to settle previously accrued expenses.  The Series B debenture loan bears interest at 12% and is convertible into common stock after 180 days. After payment of principal and interest, the holders of the Series B debentures and the Series A debentures (see Note 9), as a class, are entitled to receive a pro-rata share of a cumulative royalty totaling 4% of the Company’s gross profits payable for the two-year period commencing at the maturity date; provided that no royalties are payable following conversion of any Series A or Series B debenture to the holder thereof. The Company has the right to buy out the royalty rights of Series B debenture holders by paying the holder $22,000 for every $25,000 loaned.  During the quarter ended March 31, 2013, the Company paid $40,336 of the loan principal.
$824,121	$-

March 31, 2013	September 30, 2012
Series B unsecured debenture loan payable to an entity controlled by an officer of the Company, including $64,227 in loan origination fees, payable in 36 monthly installments, maturing December 2015.  The debenture was issued to settle an outstanding note payable of $620,686 and $21,585 of related accrued interest.  The loan bears interest at 12% and is convertible into common stock after 180 days. The holder is entitled to the royalty rights, subject to termination upon conversion and the Company's buy-out rights as described above.  During the quarter ended March 31, 2013, the Company paid $16,401 of the loan principal.
$690,098	$-

Series B unsecured debenture loans from entities controlled by an officer of the Company, including $68,914 in loan origination fees added to the principal of the loans, payable in 36 monthly installments, maturing December 2015 and January 2016.  $554,556 of the debenture was issued to settle a related-party note payable with a total outstanding balance of $460,778 and $43,364 of related accrued interest.  $35,000 of the loan was issued to settle an accrued service fee.  The loans bear interest at 12% and are convertible into common stock after 180 days. The holder is entitled to the royalty rights, subject to termination upon conversion and the Company's buy-out rights as described above.  During the quarter ended March 31, 2013, the Company issued 34,400 shares of Series D with fair market value of $343,748 at date of grant as additional loan origination fee, the Company also paid $30,102 of the loan principal.
727,954	-

Series B unsecured debenture loans owed to an officer of the Company, including $49,777 in loan origination fees, payable in 36 monthly installments, maturing December 2015 and January 2016.  $371,547 of the debentures were issued to settle two Series A debentures and $135,000 of accrued liabilities.  The original Series A debentures had a total outstanding balance of $202,098 and $672 of related accrued interest.  The loan bears interest at 12% and is convertible into common stock after 180 days. The holder is entitled to the royalty rights, subject to termination upon conversion and the Company's buy-out rights as described above.  During the quarter ended March 31, 2013, the Company paid $24,517 of the loan principal.
523,029	-

	March 31, 2013	September 30, 2012
Series A debenture loans from a former CEO and Chairman of the Company, secured by current customer contracts, payable in 36 monthly installments, maturing September and December 2015. The loans bear interest at 12% and are convertible into common stock after 180 days. The holder is also entitled to the royalty rights, subject to termination upon conversion and the buy-out rights of the Company as described in Note 9, above. During the quarter ended March 31, 2013, the Company paid $41,682 of the loan principal.	$327,514	$244,196

Series A debenture loan from an officer of the Company, secured by current customer contracts, payable interest only in the first 6 months and interest plus principal in the next 30 monthly installments, maturing January 2016. The loan bears interest at 12% and is convertible into common stock after 180 days. The holder is also entitled to the royalty rights, subject to termination upon conversion and the buy-out rights of the Company as described in Note 9, above.	250,000	-

Series A debenture loan from an officer of the Company, secured by current customer contracts, payable in 36 monthly installments, maturing December 2015.  The debenture was issued to settle a related-party note payable with an outstanding balance of $300,000 and $14,992 of related accrued interest.  The loan bears interest at 12% and is convertible into common stock after 180 days. The holder is also entitled to the royalty rights, subject to termination upon conversion and the buy-out rights of the Company as described in Note 9, above.   During the quarter ended March 31, 2013, the Company paid $14,698 of the loan principal.
	300,294	-

Unsecured notes payable to an entity controlled by an officer of the Company, including $7,500 of loan origination fees added to the principal, interest at 12%, due August 2012. The note is convertible into common stock at 50% of fair market value or $0.04 per share, whichever is less. During the three months ended March 31, 2012, the lender agreed to extend the loan maturity date to June 2013 with 5,600 shares of Series D with fair market value of $56,252 at date of grant as loan origination fee.	82,500	543,278

	March 31, 2013	September 30, 2012
Series A debenture loan from an entity controlled by an officer of the Company, secured by current customer contracts, payable in 36 monthly installments, maturing December 2015.  The debenture was issued to settle a related-party note payable with a total outstanding balance of $51,000 and $3,186 of related accrued interest.  The loan bears interest at 12% and is convertible into common stock after 180 days. The holder is also entitled to the royalty rights, subject to termination upon conversion and the buy-out rights of the Company as described in Note 9, above.  During the quarter ended March 31, 2013, the Company paid $2,528 of the loan principal.
	$51,657	$-

Unsecured notes payable to an entity controlled by an officer of the Company, annual interest at 3%, due July 2013. After maturity date, the annual interest rate increases to 18% and the note is convertible into common stock at 50% of fair market value or $0.04 per share, whichever is less.	300,000	-

Note payable to an officer of the Company including a $3,000 loan origination fee, interest at 15%, due June 2012. The note is convertible into common stock at 50% of fair market value or $0.05 per share, whichever is less. The Company received a forbearance agreement from the lender agreeing not to exercise the conversion right earlier than April 15, 2013.	33,000	33,000

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
	-	620,687

Note payable to an entity controlled by an officer of the Company, interest at 12%, due December 2012. This note was secured by real estate. During the three months ended December 31, 2012, the Company issued a Series A debenture payable to the entity in satisfaction of the outstanding balance of $300,000 plus $14,992 of accrued interest.	-	300,000

	March 31, 2013	September 30, 2012
Unsecured note payable to an entity controlled by an officer of the Company, including a $7,500 loan origination fee, interest at 12%, due August 2012. The note was convertible into common stock at 50% of fair market value or $0.04 per share, whichever is less. During the three months ended December 31, 2012, the Company issued a Series A debenture payable to the entity in satisfaction of the outstanding balance of $82,500 plus $3,716 of accrued interest.	$-	$82,500

Unsecured note payable to an entity controlled by an officer of the Company, including a $7,500 loan origination fee, interest at 12%, due September 2012. The note was convertible into common stock at 50% of fair market value or $0.04 per share, whichever was less. During the three months ended December 31, 2012, the Company issued a Series A debenture payable to the entity in satisfaction of the outstanding balance of $82,500 plus $3,173 of accrued interest.	-	82,500

Notes payable to an entity controlled by an officer of the Company, including a $26,000 loan origination fee which was convertible into Series D preferred stock at any time at $2.00 per share, interest at 15%, due December 2012. This note was secured by real estate. During the three months ended December 31, 2012, the Company issued a Series A debenture payable to the entity in satisfaction of the outstanding balance of $51,000 plus $3,186 of accrued interest. Upon the conversion of the note, the Company immediately recognized the unamortized debt discount of $14,238.	-	51,000

Total before discount and current portion	4,110,167	1,957,161
Less discount	(591,859)	(223,381)

Total notes payable, related-party	3,518,308	1,733,780
Less current portion	(1,410,597)	(1,563,923)

Total notes payable, related-party, net of current portion	$2,107,711	$169,857

11.	Derivatives Liability

The derivative liability was $0 and $4,015,855 as of March 31, 2013 and September 30, 2012, respectively.  The decrease in the derivative liability was due to the decrease in the convertibility of the Company’s “freestanding instruments.”  On March 25, 2013, the Company held an annual meeting of stockholders.  During the meeting, the stockholders approved a reverse stock split of 10 shares of common stock to 1 share of common stock.  The reverse stock split, when effective, decreases the number of outstanding shares and convertible shares of “freestanding instruments.”  It also allows the Company to reserve sufficient shares to settle “freestanding instruments.”

The Company recognized $7,360 in derivative gain during the quarter ended March 31, 2013.  The Company estimated the fair value of the embedded derivatives using a binomial option-pricing model with the following assumptions: conversion price of $0.16 per share according to the agreements; risk free interest rate of 0.14%; expected life of 0.69 to 1.00 years; expected dividend of zero; a volatility factor of 233%; and a stock price (as of March 25, 2013) of $0.16.  The expected lives of the instruments are equal to the average term of the conversion option.  The expected volatility is based on the historical price volatility of the Company’s common stock.  The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.

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

During the six months ended March 31, 2013, the Company accrued $26,921 of dividends associated with outstanding shares of Series C preferred stock and settled the balance by issuing 5,195 shares of Series D preferred stock.

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

During fiscal year 2012, the Board of Directors approved the following amendments to the designation of the rights and preferences of the Series D preferred stock prior to the issuance of any of the shares:

•	Changed the conversion ratio from 10 shares of common stock for one share of Series D preferred stock to 50 shares of common stock for one share of Series D preferred stock;

•	Added an annual dividend rate of 8%, payable quarterly beginning April 1, 2012;

•	Changed the shares from non-voting to voting, on an as-converted basis;

•	Eliminated the 4.99% conversion limitation;

•	Permitted conversion of the Series D preferred stock, commencing April 1, 2012;

•	Permitted the Company, at its option, to redeem the Series D preferred shares at a redemption price equal to 120% of the original purchase with 15 days notice.

During the six months ended March 31, 2013, the Company issued the following shares of Series D preferred stock:

•	74,174 shares for $657,363 in loan origination fees;

•	71,800 shares for future advisory services through December 2014, the value on the date of grant was $230,800;

•	20,000 shares for future consulting services through December 2013, the value on the date of grant was $60,000;

•	52,913 shares for $150,000 in previously accrued Board of Directors’ fees and $61,652 of additional compensation for past services;

•	24,300 shares for a bonus to an officer for past services, the value on the date of grant was $97,200;

•	5,195 shares for dividends on Series C preferred stock, the value on the date of grant was $13,610;

•	1,658 shares for dividends on Series D preferred stock, the value on the date of grant was $4,116;

•	95,400 shares for past consulting services by an entity controlled by an officer of the Company, which were previously accrued in the amount of $333,902;

•	30,000 shares for a bonus to an entity controlled by an officer of the Company for consulting services, the value on the date of grant was $105,000;

•
80,000 shares for a bonus to the CEO of the Company for signing an employment agreement with the Company, the value at the date of grant was $320,000, which cannot convert to common stock until the Company has 20,000 subscribers.

During the six months ended March 31, 2013, the Company accrued $102,506 of dividends on shares of Series D preferred stock and settled $8,490 of the balance by issuing 1,658 shares of Series D preferred stock.  As of March 31, 2013, the Company had a remaining balance of $116,885 of accrued dividends.

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

During the six months ended March 31, 2013, the Company issued 337,500 shares to employees. Of this issuance, 276,500 shares were issued as bonuses valued at the date of grant at $39,824.  The remaining 61,000 shares, valued at $82,350, were issued in accordance with the following restricted stock agreement:

During fiscal year 2010, the Company awarded certain employees non-vested common stock totaling 679,000 shares, valued at $916,650, or $1.35 per share, in connection with their employment agreements.  During fiscal year 2011, the Company reduced the non-vested stock by 42,000 shares due to the change of employment status of several individuals.  During the three months ended March 31, 2013, the Company reduced the non-vested stock by an additional 174,000 shares due to the change of employment status of several individuals.  During the three months ended March 31, 2013 and 2012, the Company recognized $5,211 and $39,062 of compensation expense as these shares vested.  During the six months ended March 31, 2013 and 2012, the Company recognized $10,421 and $78,125 of compensation expense as these shares vested.  As of March 31, 2013 and September 30, 2012, the unrecognized stock-based compensation was $56,725 and $245,952, respectively, and will be recognized over the remaining estimated lives of the performance measures.  The weighted average remaining term of the grant is 1.13 years.  During the quarter ended December 31, 2012, the Company issued 61,000 restricted shares to employees due to the Company meeting a milestone according to the agreement with the employees.  The 61,000 shares issued were valued at $82,350 at the date of grant.

During the six months ended March 31, 2013, the Company also issued 150,000 shares of common stock to a lender as a loan origination fee.  The common stock issued had a fair market value of $24,000 at the date of grant.

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

During fiscal years 2013 and 2012, the Company measured the fair value of the warrants using a binomial valuation model with the following assumptions:

	Six Months Ended
	March 31,
	2013	2012
Exercise price	$0.10 - $0.15	$0.40 - $0.50
Expected term (years)	2.5 - 5	2.5
Volatility	223% - 298%	104% - 135%
Risk-free rate	0.35% - 0.88%	0.39% - 0.68%
Dividend rate	0%	0%

During the six months ended March 31, 2013, the Company recorded stock-based compensation expense relating to the following stock options and warrants:

•
Options to purchase 4,333,333 shares were granted to each of three employees of 4G as part of their employment agreements dated June 21, 2012, 13,000,000 in aggregate, with an exercise price of $0.10 per share.  These options vest as described in Note 4.  The options expire in June 2017.  The value of the options at the date of grant was $1,147,163.  The Company has been amortizing the expense based on expectation dates of the milestones.  During the six months ended March 31, 2013, the Company recognized $557,284 of the total compensation expense. Options for 2,600,000 shares have vested as of March 31, 2013.

•
Options to purchase 10,000,000 shares were granted to the Company’s CEO for services as part of his employment agreement dated July 2012, with an exercise price of $0.10 per option.  One tenth (1,000,000 shares) of the options vest for each milestone of 5,000 additional members added to the Company since the beginning of his employment in July 2012 until fully vested, as similarly described in Note 4.  The options expire in July 2017.  The Company has been amortizing the expense based on expectation dates of the milestones.  During the six months ended March 31, 2013, the Company recognized $489,490 of the total compensation expense.  Options for 4,000,000 shares have vested as of March 31, 2013 due to the Company reaching certain milestones according to the contract.

•
Options to purchase 2,125,000 shares were granted to each of the two key managers of GWire, 4,250,000 in aggregate, with an exercise price of $0.10 per option.  Under the option agreements, the only method of exercise requires the employee to submit up to 2,125,000 shares of GWire stock, awarded as part of the employment agreements dated November 1, 2012, to the Company in exchange for equivalent shares of the Company’s common stock, up to $425,000 in total.  The options are fully vested upon issuance and expire in October 2022.  Subsequent to March 31, 2013, the two key managers converted these options together with 4,250,000 shares of GWire stock into 4,250,000 shares of the Company’s common stock.  As a result, the Company owns 100% of GWire.

The following table summarizes information about stock options and warrants outstanding as of March 31, 2013:

Options and Warrants	Number of Options and Warrants	Weighted-Average Exercise Price

Outstanding as of October 1, 2012	23,865,871	$0.15
Granted	17,503,000	0.10
Exercised	-	-
Forfeited	-	-
Outstanding as of March 31, 2013	41,368,871	0.13
Exercisable as of March 31, 2013	2,355,871	0.58

As of March 31, 2013, the outstanding options and warrants have an aggregate intrinsic value of $1,353,506, and the weighted average remaining term of the warrants is 4.25 years.

For the six months ended March 31, 2013 and 2012, the Company recognized non-cash expense of $1,249,346 and $2,576,709, respectively, related to the vesting and re-pricing of all stock options and warrants granted in current and prior years.

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

Additionally, at the corporate level, the Company raises capital and provides for the administrative operations of the Company as a whole.

The following table reflects certain financial information relating to each reportable segment for the three and six months ended March 31, 2013 and 2012:

	Corporate	CareServices	Stains and Reagents	Chronic Illness Monitoring	Total
Three months ended March 31, 2013
Sales to external customers	$-	$457,113	$130,029	$4,256,011	$4,843,153
Segment income (loss)	(2,011,486)	(914,966)	20,731	455,392	(2,450,329)
Interest expense	(767,391)	-	-	-	(767,391)
Segment assets	20,816	3,255,691	161,064	7,517,626	10,955,197
Property, equipment and leased equipment purchases	-	132,993	888	-	133,881
Depreciation and amortization	179	278,557	3,211	28,610	310,557

Three months ended March 31, 2012
Sales to external customers	-	62,740	114,457	3,118	180,315
Segment loss	(1,571,030)	(108,152)	(50,575)	(78,225)	(1,807,982)
Interest expense, net	(145,270)	-	-	-	(145,270)
Segment assets	42,383	1,138,858	241,706	593,118	2,016,065
Property, equipment and leased equipment purchases	-	1,224	-	-	1,224
Depreciation and amortization	179	43,821	14,050	-	58,050

	Corporate	CareServices	Stains and Reagents	Chronic Illness Monitoring	Total
Six months ended March 31, 2013
Sales to external customers	$-	$876,801	$254,499	$6,209,615	$7,340,915
Segment income (loss)	(4,302,830)	(1,958,743)	6,370	224,157	(6,031,046)
Interest expense, net	(1,790,983)	-	-	-	(1,790,983)
Segment assets	20,816	3,255,691	161,064	7,517,626	10,955,197
Property, equipment and leased equipment purchases	-	261,528	888	-	262,416
Depreciation and amortization	357	548,190	6,451	57,220	612,218

Six months ended March 31, 2012
Sales to external customers	-	124,627	221,738	3,118	349,483
Segment loss	(5,581,813)	(206,078)	(101,339)	(78,225)	(5,967,455)
Interest expense, net	(235,816)	-	-	-	(235,816)
Segment assets	42,383	1,138,858	241,706	593,118	2,016,065
Property, equipment and leased equipment purchases	-	7,729	-	-	7,729
Depreciation and amortization	357	114,460	29,123	-	143,940

16.	Lease Commitments

The Company leases office space under non-cancelable operating leases.  The Company also has several equipment operating lease contracts.  Future minimum rental payments under non-cancelable operating leases as of March 31, 2013 were as follows:

Years Ending September 30,
2013	$162,403
2014	365,456
2015	395,501
2016	333,550
Total	$1,256,910

The rent expense for the Company’s facilities held under non-cancelable operating leases was $107,225 and $71,333 for the six months ended March 31, 2013 and 2012, respectively.

17.	Fair Value Measurements

US GAAP establishes a fair value hierarchy that prioritizes the inputs used to measure fair values. The Company measured the fair values using the hierarchy levels as follows:

Level 1	The Company does not have any fair value balances classified as Level 1.

Level 2	The Company’s embedded derivatives are measured on a recurring basis using Level 2 inputs.

Level 3	The Company’s goodwill is measured using Level 3 inputs (see note 4).

The Company’s embedded derivatives liability is re-measured to fair value at each reporting date until the contingency is resolved.  See Notes 4 and 11 above for more information about this liability and the inputs used for calculating fair value.

18.	Subsequent Events

Subsequent to March 31, 2013, the Company entered into the following agreements and transactions:

(1)
During April 2013, the Company issued three Series A debentures, secured by current customer contracts, payable to three unrelated parties in the amount of $250,000.  Each debenture is payable in 36 monthly payments and matures in April 2016.  The debentures bear interest at 12% and are convertible into common stock after 180 days. (See Note 9 for description of royalty and buy-out provisions of the Series A debentures).

(2)
During April 2013, the Company issued a note payable to an entity that is controlled by an officer.  The note is in the principal amount of $200,000.  The Company issued 4,000 shares of Series D preferred stock with fair market value of $34,000 at the date of grant as a loan origination fee.  The loan matures in May 2013.  The loan bears annual interest at a rate of 12% and the interest rate increases to 18% after default.  The loan is convertible into common stock after default at $0.04 per share or 50% of the average market price of the preceding five trading days, whichever is less.  The loan is currently in default.

(3)
During April 2013, the Company issued a note payable to an officer of the Company.  The note is in the principal amount of $250,000 with annual interest rate of 12%.  The loan matures on May 30, 2013.  The annual interest rate after maturity date will be 18% and it is convertible to common shares at the lesser of $0.04 or 50% of the average closing price of the preceding five trading days.

(4)
In May 2013, the Company entered into a service contract with a third-party company.  The Company agreed to pay a retainer fee of $25,000 in the form of shares of restricted common stock priced at the average of the closing price of the Company’s common stock for the five trading days prior to the date of signing the agreement.

(5)
At the annual meeting of stockholders on March 25, 2013, the stockholders of the Company approved a 10-for-1 reverse stock split.  Because the Company has not yet taken the steps to effect this reverse split, the share amounts in the financial statements do not reflect any impact from this reverse split.

19.	Reclassifications

During the six months ended March 31, 2013, the Company reclassified $104,660 to research and development expense that was previously reported as selling, general and administrative expense for the three months ended December 31, 2012.

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

Overview

Historically, our core business has been the manufacture, distribution and sale of medical diagnostic stains and solutions.  In February 2009, we were spun off from our former parent, SecureAlert, Inc. (SCRA.BB).  In connection with the spin-off, we acquired from SecureAlert the exclusive license rights to certain technology, including patent rights utilizing GPS and cellular communication and monitoring technologies for use in the healthcare and personal security markets.  Our business plan is to develop and market a new product line for monitoring and providing assistance to mobile and homebound seniors and the chronically ill, including those who may require a personal assistant to check on them during the day to ensure their safety, well-being and location.

Our emphasis in fiscal year 2012 was focused on addressing the chronic conditions and disease states markets.  During fiscal year 2012, we received valuable feedback through sales and focus groups reaching thousands of patients.  We launched an additional product line focused on technology for assisting the chronically ill.  We also successfully acquired 4G Biometrics, LLC (“4G”) and Green Wire, LLC, Green Wire Outsourcing, Inc., Orbit Medical Response, LLC, and Rapid Medical Response, LLC (collectively, “Green Wire”).  These acquisitions greatly increased our customer base and capacity as well as our abilities to include telehealth and other monitoring services in our product offerings.  The focus in fiscal year 2013 is to further develop and execute on our existing business plan.

Recent Developments

We have financed operations primarily through long-term and short-term debt.  If our revenues continue to be insufficient to meet our needs, we will attempt to secure additional financing through financial institutions or through the sale of our equity or debt securities.  However, because of our early stages of business and our current financial condition, our attempts may be unsuccessful in obtaining the necessary financing to continue to implement our plan of operations.  There can be no assurance that we will be able to obtain financing on satisfactory terms or at all.  In addition, if we only have nominal funds with which to conduct our business activities, it will negatively impact the results of our operations and our financial condition.

On March 8, 2012, we acquired 4G.  Pursuant to the acquisition agreement, we acquired 100% of the member interests of 4G and 4G is now operated as a wholly owned subsidiary of the Company.

Under the purchase method of accounting, the purchase price was allocated to 4G’s assets and assumed liabilities based on their estimated fair values as of the closing date of the acquisition.  The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.  The purchase price for 4G reflects total consideration paid of $1,040,000, of which $825,894 was allocated to goodwill and $214,106 was allocated to customer contracts.

During the year ended September 30, 2012, we established GWire Corporation (“GWire”) as a subsidiary.  Effective September 1, 2012, GWire acquired the net assets and interests of Green Wire.  We entered into employment agreements with two of Green Wire’s operating managers on November 1, 2012. These two individuals were granted 27% ownership in GWire; ActiveCare owned the remaining 73%.

The purchase price for Green Wire reflects total consideration paid of $2,276,737, which has been allocated as $12,215 of cash, $13,976 of accounts receivable, $92,022 of property and equipment, $16,964 of deposits and other assets, $229,249 of leased equipment, $2,155,776 of customer contracts, $154,206 of accounts payable, $55,117 of accrued expenses, and $34,142 of deferred revenue.

Subsequent to March 31, 2013, the GWire operating managers surrendered the 27% ownership in GWire to the Company by exercising the GWire options to acquire shares of the Company’s common stock.  ActiveCare now owns 100% of GWire.

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

During the six months ended March 31, 2013, we spent $215,982, compared to $48,901 for the same period in 2012, on research and development (“R&D”) related to the ActiveOne+, a one-button actuated GPS/Cellular communications device (“Companion Device”) that links to our CareCenter.  This device includes fall detection, Geo Fencing, automatic calls to the CareCenter, text messaging, hands free speakerphone and other features.  The ActiveOne+ is a water resistant wrist device that includes fall detection, speakerphone, vibration alerts, audible alerts, and LED’s for status monitoring.  It communicates through Bluetooth with the Companion Device. Our goal is to develop this wristwatch-size monitoring device primarily for senior citizens.  The watch is universal for women and men with an adjustable strap.  The expanded CareCenter and the related products will be developed by our team.  We have identified and are working with several vendors for services that will further our objectives.

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

During the six months ended March 31, 2013, we spent $252,731, compared to $0 for the same period in 2012, on R&D for chronic illness monitoring related to the development of prototype methods and systems for the capture and analysis of data, as well as the development of scalable architectures to migrate to production applications and deployments.  We will continue to identify claims and medical data sets as well as analytical and informatics technologies that advance our ability to provide unique services.  Core competency will continue to evolve in the methods and technologies for data analytics and predictive informatics.

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

Inventories

Inventories are recorded at the lower of cost or market, cost being determined using the first-in, first-out (“FIFO”) method. Reagent inventories consist of raw materials, work-in-process, and finished goods.  CareServices inventory consists of ActiveHome inventories.  Chronic Illness Monitoring inventory consists of diabetic supplies.  Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.  Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable value could change in the near term.

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

Equipment Leased to Customers

Our leased equipment is stated at cost less accumulated depreciation and amortization.  We amortize the cost of leased equipment using the straight-line method over 36 months, which is the estimated useful life of the equipment.  Amortization of leased equipment is recorded as cost of revenues.

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

We enter into agreements with self-insured companies to lower medical expenses by distributing diabetic testing supplies to their employees (members) and monitoring their test results.  The self-insured companies are obligated to pay for the supplies that we distribute to the members on a quarterly basis.  The term of these contracts is one year and, unless terminated by either party, will automatically renew for another year.  All of our Chronic Illness Monitoring sales are made with net 30-day payment terms.

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

CareServices

“CareServices” include contracts in which we provide monitoring services to end users and sell devices to distributors.  We typically enter into contracts on a month-to-month basis with customers (members) that use our CareServices.  However, these contracts may be cancelled by either party at any time with 30-days notice.  Under our standard contract, the device becomes billable on the date the customer (member) orders the product, and remains billable until the device is returned to us.  We recognize revenue on devices at the end of each month that CareServices have been provided.  In those circumstances in which we receive payment in advance, the Company records these payments as deferred revenue.

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

The majority of our CareServices revenue transactions do not have multiple elements.  On occasion, we have revenue transactions that have multiple elements (such as device sales to distributors).  In these situations, we provide the distributor with the ActiveOne™ device and a monthly monitoring service, which are both included in the contracted pricing.  In these multiple element revenue arrangements, we will consider whether: (i) the deliverables have value on a standalone basis to the distributors, and (ii) the distributors have a general right of return.  We determined that these elements do have standalone value to distributors and that the delivery of undelivered items is probable and substantially within our control.  Therefore these revenue elements should be considered as separate units of accounting.  Consideration is to be allocated at the inception of the arrangement to all deliverables on the basis of their relative selling prices.  When applying the relative selling price method, the selling price for each deliverable is determined using vendor-specific objective evidence of selling price, if it exists; otherwise, third-party evidence of the selling price is used to determine the selling price.  If neither vendor-specific objective evidence nor third-party evidence of the selling price exists for a deliverable, then the best estimate of the selling price is used for that deliverable.

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

Because diagnostic equipment sales are not material to the financial statements, we disclose equipment and stains sales together for Reagents.

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

Results of Operations

Three Months Ended March 31, 2013 and 2012

Net Revenues

For the fiscal quarter ended March 31, 2013, we generated net revenues of $4,843,153, compared to $180,315 for the fiscal quarter ended March 31, 2012.  Reagents revenues accounted for $130,029 and $114,457 for the quarters ended March 31, 2013 and 2012, respectively.  CareServices revenues, including revenue for the ActiveOne™ service, accounted for $457,113 and $62,740 of the total revenues for the quarters ended March 31, 2013 and 2012, respectively.  Chronic Illness Monitoring revenues accounted for $4,256,011 and $3,118 for the quarters ended March 31, 2013 and 2012, respectively.  The primary reason for the total revenue increase is the new sales generated by 4G and Green Wire.

Cost of revenues

Cost of revenues totaled $3,941,473 for the fiscal quarter ended March 31, 2013, compared to $270,304 for the quarter ended March 31, 2012.  During the fiscal quarter ended March 31, 2013, of the total cost of revenues, Reagents accounted for $71,739, CareServices accounted for $746,097, and Chronic Illness Monitoring accounted for $3,123,637.  In comparison, for the fiscal quarter ended March 31, 2012, Reagents accounted for $98,132, CareServices accounted for $170,892, and Chronic Illness Monitoring accounted for $1,280.  The increase of the total cost of revenues for the fiscal quarter ended March 31, 2013, is primarily due to the increase of sales generated by 4G and Green Wire.

Research and Development Expenses

For the fiscal quarter ended March 31, 2013, we incurred research and development expenses of $266,672, compared to $28,210 in research and development expenses for the fiscal quarter ended March 31, 2012.  Research and development expenses for the fiscal quarter ended March 31, 2013, increased compared to the prior year period primarily due to the development of the Chronic Illness Monitoring operation system.

Selling, General and Administrative Expenses

For the three months ended March 31, 2013, selling, general and administrative expenses totaled $2,293,419, compared to $1,519,257 for the same period of the prior year.  The increase is primarily due to the expenses incurred by 4G and Green Wire during the quarter ended March 31, 2013.

Other Income and Expense

Gain on derivatives was $7,360 for the quarter ended March 31, 2013, compared to a loss on derivatives of $25,256 for the quarter ended March 31, 2012.  We have borrowed increasing amounts under convertible debt instruments, some of which are recorded as derivative liabilities.  Interest expense was $767,391 and $145,272 for the quarters ended March 31, 2013 and 2012, respectively.  The increase was due to the increase of notes payable during the current period.

Net Loss

We incurred a net loss for the three months ended March 31, 2013 totaling $2,405,329, compared to a net loss of $1,807,982 for the same period of the prior year.  This increase in net loss was primarily due to the increase of interest expense.  The net loss per share was $0.05 per share for the three months ended March 31, 2013 and 2012.  The net loss per share remained the same due to the increase of weighted average common shares outstanding for the quarter ended March 31, 2013 compared to the same period in 2012.

Dividends on Preferred Stock

We accrued $74,432 of dividends on Series C and Series D preferred stock for the three months ended March 31, 2013, compared to $26,784 for the same period of the prior year.  The increase in dividends was due to the increased number of shares of Series D preferred issued and outstanding during the current period.

Six Months Ended March 31, 2013 and 2012

Net Revenues

For the six months ended March 31, 2013, we had net revenues of $7,340,915, compared to $349,483 for the six months ended March 31, 2012.  Reagents revenues totaled $254,499 and $221,738 for the six months ended March 31, 2013 and 2012, respectively.  CareServices revenues, including revenue for the ActiveOne™ service, totaled $876,801 and $124,627 of the total revenues for the six months ended March 31, 2013 and 2012, respectively.  Chronic Illness Monitoring revenues totaled $6,209,615 and $3,118 for the six months ended March 31, 2013 and 2012, respectively.  The reason for the total revenue increase is primarily the new sales generated by 4G and Green Wire.

Cost of revenues

Cost of revenues totaled $6,222,646 for the six months ended March 31, 2013, compared to $528,792 for the six months ended March 31, 2012.  For the six months ended March 31, 2013, of the total cost of revenues, Reagents accounted for $169,599, CareServices accounted for $1,467,624, and Chronic Illness Monitoring accounted for $4,585,423.  In comparison, for the six months ended March 31, 2012, Reagents accounted for $196,807, CareServices accounted for $330,705, and Chronic Illness Monitoring accounted for $1,280.  The increase of the total cost of revenues for the six months ended March 31, 2013, is primarily due to the increase of sales generated by 4G and Green Wire.

Research and Development Expenses

For the six months ended March 31, 2013, we incurred research and development expenses of $468,713, compared to $48,901 in research and development expenses for the six months ended March 31, 2012.  Research and development expenses for the six months ended March 31, 2013, increased compared to the prior year period primarily due to the development of the Chronic Illness Monitoring operation system.

Selling, General and Administrative Expenses

For the six months ended March 31, 2013, selling, general and administrative expenses totaled $4,950,754, compared to $5,478,174 for the same period of the prior year.  The decrease is due to the lower non-cash expenses incurred for the six months ended March 31, 2013 compared to the prior year period.

Other Income and Expense

Gain on derivatives was $45,697 for the six months ended March 31, 2013, compared to a loss on derivatives of $25,256 for the six months ended March 31, 2012.  We have borrowed increasing amounts under convertible debt instruments, some of which are recorded as derivative liabilities.  Interest expense was $1,791,007 and $235,897 for the six months ended March 31, 2013 and 2012, respectively.  The increase was due to the increase of notes payable during the current period.

Net Loss

We incurred a net loss for the six months ended March 31, 2013 totaling $6,031,046, compared to a net loss of $5,967,456 for the same period of the prior year.  The net loss per share for the six months ended March 31, 2013 was $0.13, compared to a net loss per share of $0.15 for the same period of prior year.  The weighted average common shares increased in the six months ended March 31, 2013, compared to the same period in 2012.  The improvement in operations in the six months ended March 31, 2013 was offset by an increase of interest expense.

Dividends on Preferred Stock

We accrued $133,974 of dividends on Series C and Series D preferred stock for the six months ended March 31, 2013, compared to $26,784 for the same period of the prior year.  The increase in dividends was due to the increased number of shares of Series D preferred stock issued and outstanding during the current period.

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

As of March 31, 2013, we had cash of $42,066, compared to cash of $529,839 as of September 30, 2012.  The decrease in cash was due to increased cash used in operating activities during the six months ended March 31, 2013, compared to the fiscal year ended September 30, 2012. As of September 30, 2012, we had a working capital deficit of $10,143,700, compared to a working capital deficit of $5,550,715 as of March 31, 2013.  The decrease in working capital deficit is primarily due to the increase of accounts receivable.

For the six months ended March 31, 2013 and 2012, operating activities used cash of $4,745,947 and $1,167,552, respectively.  The increased cash used in operating activities was primarily due to increased accounts receivable and increased cash losses for the six months ended March 31, 2013, compared to the same period in 2012.  Investing activities for the six months ended March 31, 2013 and 2012 used cash of $267,410 and $207,728, respectively.  The increase of cash used in investing activities was due to increased purchasing of equipment leased to customers for the six months ended March 31, 2013.  Financing activities for the six months ended March 31, 2013 and 2012 provided cash of $4,525,584 and $1,305,000, respectively.  The increase was due to increased cash proceeds from notes payable issued for the six months ended March 31, 2013.

For the six months ended March 31, 2013, we had a net loss of $6,031,046 and negative cash flows from operating activities totaling $4,745,947, compared to a net loss of $5,967,456 and negative cash flows from operating activities of $1,167,552 for the six months ended March 31, 2012.  The increase in net loss and increase in cash used for operating activities were due primarily to the increase in operational expenses and interest expenses for the six months ended March 31, 2013.

As of March 31, 2013, we had an accumulated deficit of $43,524,235 compared to $37,359,214 as of September 30, 2012.  Stockholders’ deficit as of March 31, 2013 was $6,825,426 compared to stockholders’ deficit of $7,715,390 as of September 30, 2012.  The decrease in stockholders’ deficit is primarily due to the increase of additional paid-in capital from the decrease of derivative liabilities (see Note 11).

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

Financial Reporting Process

We did not maintain an effective financial reporting process to prepare financial statements in accordance with US GAAP.  Specifically, we initially failed to appropriately account for and disclose the valuation and recording of certain equity arrangements and financing transactions, as well as the accounting and disclosure of the acquisition of 4G.

Management has not made any correcting changes to our internal control over financial reporting and the above material weaknesses remained as of March 31, 2013.  Similar material weaknesses to those identified in the 4G acquisition were also identified in the Green Wire acquisition.

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

We are in the process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort and staffing are needed to fully remedy these deficiencies. Our management, audit committee, and directors will continue to work with our auditors and outside advisors to ensure that our controls and procedures are adequate and effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the six months ended March 31, 2013, we issued the following shares of common stock without registration under the Securities Act of 1933 (the “Securities Act”):

•
337,500 shares of common stock to the employees of the Company as bonus, 276,500 shares were valued at $39,824 at the date of grant, and 61,000 shares were valued at $82,350 at the date of grant (see Note 13).

•	150,000 shares of common stock to a lender as a loan origination fee. The common stock issued has a fair market value of $24,000 at the date of grant.

We issued shares of preferred stock without registration under the Securities Act during the six months ended March 31, 2013, as follows:

•	74,174 shares of Series D preferred stock as loan origination fees with a value of $657,363 at the date of grant.

•	374,413 shares of Series D preferred stock as stock-based compensation with a value of $1,358,554 at the date of grant.

•	6,853 shares of Series D preferred stock for accrued dividends for Series C and Series D preferred stock. The shares issued have a value of $35,411 at the date of grant.

The securities issued in the above transactions were not registered under the Securities Act in reliance upon exemptions from registration under Section 4(2) of the Securities Act and rules and regulations promulgated thereunder.

Item 3.                      Defaults Upon Senior Securities

As of the date of this report, notes payable in the principal amount of $2,425,000 owing to five unrelated parties are due and unpaid.  These loans were due in December 2012 and in March and April 2013.  In addition, $33,000 of a note payable to an officer of the Company was due in June 2012.  Subsequent to March 31, 2013, we obtained an additional $200,000 loan from an entity controlled by an officer and the loan due date was in April 2013.  These loans are currently unpaid and are in default (see notes 9, 10, and 19).

Item 5.                      Other Information

None.

Item 6. Exhibits

Exhibit Number                                                                Description

10(x)	Employment Agreement with David Derrick, Chief Executive Officer.

10(xi)	Common Stock Purchase Warrant Agreement with David Derrick, Chief Executive Officer.

10(xii)	Office Lease Agreement between the Company and Countryview Properties, LLC.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

Date: May 15, 2013

/s/ Michael G. Acton
Michael G. Acton Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 15, 2013