Form 10-Q
period 2013-06-30
ACTIVECARE, INC.
filed 2013-08-27
CIK 1429896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐ 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐    No  ☒

As of August 27, 2013, the registrant had 11,919,343 shares of common stock outstanding.

ActiveCare, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2013	September 30, 2012
Assets

Current assets:
Cash	$122,330	$529,839
Accounts receivable, net of allowance for doubtful accounts of $30,524 and $20,195, respectively	8,205,185	644,974
Inventories, net of valuation allowances of $0 and $4,984, respectively	1,048,649	290,768
Prepaid expenses and other	20,976	7,277

Total current assets	9,397,140	1,472,858

Customer contracts, net of accumulated amortization of $727,103 and $102,330, respectively	1,642,779	2,267,552
Goodwill	825,894	825,894
Patents, net of accumulated amortization of $323,741 and $228,587, respectively	598,637	693,790
Equipment leased to customers, net of accumulated depreciation of$274,307 and $144,905, respectively	403,034	312,993
Property and equipment, net of accumulated depreciation of $198,675 and $625,401, respectively	234,968	266,078
Deposits and other	105,841	24,634
Domain name, net of accumulated amortization of $2,681 and $2,145, respectively	11,619	12,155

Total assets	$13,219,912	$5,875,954

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(Continued)

	June 30, 2013	September 30, 2012
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,859,401	$1,132,611
Accounts payable, related-party	220,438	150,395
Accrued expenses	1,715,784	2,104,623
Derivatives liability	-	4,015,855
Current portion of notes payable	3,536,216	2,569,221
Current portion of notes payable, related-party	3,676,810	1,563,923
Deferred revenue	50,104	61,608
Dividends payable	80,338	18,322

Total current liabilities	16,139,091	11,616,558

Notes payable, net of current portion	2,523,239	1,804,929
Notes payable, related-party, net of current portion	1,677,211	169,857

Total long-term liabilities	4,200,450	1,974,786

Total liabilities	20,339,541	13,591,344

Stockholders’ deficit:
Preferred stock, $.00001 par value: 10,000,000 shares authorized; 480,000 and 480,000 shares of Series C; and 818,201 and 386,103 shares of Series D, outstanding, respectively	13	9
Common stock, $.00001 par value: 50,000,000 shares authorized; 6,026,996 and 4,636,977 shares outstanding, respectively	60	46
Additional paid-in capital	39,606,073	29,643,769
Accumulated deficit	(46,725,775)	(37,359,214)

Total stockholders’ deficit	(7,119,629)	(7,715,390)

Total liabilities and stockholders’ deficit	$13,219,912	$5,875,954

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2013	2012	2013	2012

Revenues:
Chronic illness monitoring	$3,912,300	$230,625	$10,121,916	$233,743
CareServices	415,377	66,035	1,292,178	190,662
Total revenues	4,327,677	296,660	11,414,094	424,405

Cost of revenues:
Chronic illness monitoring	2,853,557	169,264	7,438,980	170,544
CareServices	560,205	165,038	2,027,829	495,743
Total cost of revenues	3,413,762	334,302	9,466,809	666,287

Gross margin (deficit)	913,915	(37,642)	1,947,285	(241,882)

Operating expenses:
Selling, general and administrative (including $678,596, $61,563, $2,181,098 and $4,185,673, respectively, of stock-based compensation)	2,733,452	793,232	7,606,290	6,145,136
Research and development	121,011	63,906	589,723	112,807
Total operating expenses	2,854,463	857,138	8,196,013	6,257,943

Loss from operations	(1,940,548)	(894,780)	(6,248,728)	(6,499,825)

Other income (expense):
Gain (loss) on derivatives liability	-	(1,320,918)	45,697	(1,346,174)
Interest expense, net	(1,065,414)	(223,379)	(2,856,397)	(459,195)
Loss on disposal of property and equipment	(101,421)	-	(101,421)	-
Other income (expense)	(2,636)	-	12,795	-
Total other expense, net	(1,169,471)	(1,544,297)	(2,899,326)	(1,805,369)

Net loss from continuing operations	(3,110,019)	(2,439,077)	(9,148,054)	(8,305,194)

Loss from discontinued operations	(12,301)	(3,629)	(5,312)	(104,968)

Net loss	(3,122,320)	(2,442,706)	(9,153,366)	(8,410,162)

Dividends on preferred stock	(79,219)	(14,057)	(213,192)	(40,842)

Net loss attributable to common stockholders	$(3,201,539)	$(2,456,763)	$(9,366,558)	$(8,451,004)

Net loss per common share - basic and diluted
Continuing operations	$(0.59)	$(0.55)	$(1.91)	$(2.00)
Discontinued operations	(0.00)	(0.00)	0.00	(0.03)
Net loss per common share	$(0.59)	$(0.55)	$(1.91)	$(2.03)

Weighted average common shares outstanding – basic and diluted	5,424,000	4,434,600	4,909,000	4,153,500

SeSee accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(9,153,366)	$(8,410,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	926,671	231,353
Derivative valuation (gain) loss	(45,697)	1,346,174
Stock-based compensation expense	2,181,098	4,185,673
Stock issued for interest expense	751,220	-
Amortization of debt discounts	789,450	306,130
Loss on disposal of property and equipment	101,421	-
Gain on sale of discontinued operations	(55,096)	-
Changes in operating assets and liabilities:
Accounts receivable	(7,643,169)	(162,370)
Inventories	(811,381)	(26,120)
Prepaid expenses and other assets	(13,699)	(162)
Accounts payable	5,988,622	217,198
Accrued expenses	560,642	377,796
Deferred revenue	(11,504)	6,004
Deposit	(81,207)	-
Net cash used in operating activities	(6,515,995)	(1,928,486)

Cash flows from investing activities:
Purchases of property and equipment	(162,712)	(1,224)
Purchases of equipment leased to customers	(225,981)	(6,505)
Proceeds from sale of discontinued operations	184,318	-
Proceeds from sale of equipment	4,900	-
Acquisition of 4G Biometrics, LLC	-	(200,000)
Net cash used in investing activities	(199,475)	(207,729)

Cash flows from financing activities:
Principal payments on related-party notes payable	(191,831)	(85,000)
Net proceeds from related-party notes payable	1,990,799	920,000
Net proceeds from notes payable	5,386,746	1,200,000
Principal payments on notes payable	(877,753)	-
Net cash provided by financing activities	6,307,961	2,035,000

Net decrease in cash	(407,509)	(101,215)
Cash, beginning of the period	529,839	178,131

Cash, end of the period	$122,330	$76,916

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
Continued

	Nine Months Ended
	June 30,
	2013	2012
Supplemental Cash Flow Information:
Cash paid for interest	$575,317	$5,448

Non-Cash Investing and Financing Activities:
Issuance of stock for purchase of patents	$-	$622,378
Issuance of stock for accrued dividends	151,176	-
Issuance of stock for settlement of liabilities	865,552	612,000
Conversion of note payable into common stock	100,000	92,400
Conversion of note payable into Series D Preferred Stock	-	110,000
Issuance of derivatives liability	514,643	-
Reclassification of derivatives liability to equity	4,484,801	-
Dividends on preferred stock	213,195	-
Conversion of notes payable to debentures	1,920,797	-

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The unaudited interim condensed consolidated financial statements of ActiveCare, Inc. (the “Company” or “ActiveCare”) has been prepared in accordance with Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2013, and the results of its operations and its cash flows for the three and nine months ended June 30, 2013 and 2012. These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012. The results of operations for the three and nine months ended June 30, 2013 may not be indicative of the results for the full fiscal year ending September 30, 2013.

During the quarter ended June 30, 2013, the Company announced a 10-for-1 reverse common stock split. The condensed consolidated financial statements and notes for all periods presented have been retroactively adjusted to reflect the reverse common stock split.

Going Concern

Although the Company had a positive gross margin for the three and nine months ended June 30, 2013, it incurred negative gross margins, working capital and cash flows from operating activities for the fiscal years ended September 30, 2012 and 2011, and had negative working capital and cash flows from operating activities for the nine months ended June 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2.	Discontinued Operations

In June 2013, the Company sold its assets and liabilities related to the Reagents segment (Reagents).  This segment was engaged in the business of manufacturing and marketing medical diagnostic stains, solutions and related equipment to hospitals and medical testing labs.  The purchaser was a former employee.  The sale was solely the Company's Reagents business and not any business related to any of the Company's other segments.

As of June 30, 2013, the Company no longer holds any ownership interest in the Reagents segment and has ceased incurring costs related to its operations and development. The sale included all applicable segment assets and liabilities including, accounts receivable, inventory, accounts payable, property, equipment and leased equipment.  The purchaser also assumed the lease for general office and warehouse space.

As a result of the sale of the Reagents business, the Company has reflected this segment as discontinued operations in the condensed consolidated financial statements for the three and nine months ended June 30, 2013 and 2012.

The following table summarized certain operating data for discontinued operations for the three and nine months ended June 30, 2013 and 2012:

	Three months ended		Nine months ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues	$97,147	$135,636	$351,645	$357,374
Cost of revenues	(130,797)	(94,330)	(300,396)	(291,137)
Gross margin (deficit)	(33,650)	41,306	51,249	66,237

Selling, general and administrative	(33,747)	(44,935)	(111,657)	(171,205)

Loss from discontinued operations	(67,397)	(3,629)	(60,408)	(104,968)

Gain on sale of assets	55,096	-	55,096	-

Net loss from discontinued operations	(12,301)	(3,629)	(5,312)	(104,968)

3.	Net Loss per Common Share

Net loss per common share is computed by dividing net loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding.  The computation of net loss per common share does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Common share equivalents consist of shares of common stock issuable upon the exercise of stock options, stock purchase warrants and the conversion of convertible preferred stock or debt instruments.  As of June 30, 2013 and 2012, there were 14,813,664 and 5,713,756 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive. The anti-dilutive common stock equivalents outstanding as of June 30, 2013 and 2012 consisted of the following:

	June 30, 2013	June 30, 2012

Common stock options and warrants	3,911,887	1,386,587
Series D convertible preferred stock	4,241,005	275,000
Series C convertible preferred stock	480,000	480,000
Convertible debt	6,164,072	3,508,469
Restricted shares of common stock	16,700	63,700
Total common stock equivalents	14,813,664	5,713,756

4.	Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on the Company’s financial position, results of operations, or liquidity.

5.	Acquisitions

4G Biometrics, LLC

On March 8, 2012, the Company acquired 4G Biometrics, LLC, a Texas limited liability company (“4G”).  Pursuant to the acquisition agreement, the Company acquired 100 percent of the member interests of 4G and 4G is operated as a wholly owned subsidiary of the Company.  As amended, the purchase consideration for the member interests of 4G was comprised as follows:

•	$350,000 in cash;

•	The assumption of $50,000 of accounts payable and accrued liabilities;

•	160,000 shares of Series D convertible preferred stock;

•	Options for the purchase of up to 433,333 shares of common stock of the Company at $1.00 per share to each of the three sellers with vesting as follows:

	o	Options for 43,333 shares vest when 4G has 9,300 members

	o	Options for another 43,333 shares vest when an additional 5,000 4G members are added, or a total of 14,300 members;

	o	Options for another 43,333 shares vest when an additional 5,000 4G members are added, or a total of 19,300 members;

	o	Options for another 43,333 shares vest when an additional 5,000 4G members are added, or a total of 24,300 members; and

	o	so forth until fully vested.

As of June 30, 2013, options to purchase 520,000 shares of common stock have vested.

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

GWire

During fiscal year 2012, the Company established GWire Corporation (“GWire”) as a subsidiary.  Effective September 1, 2012, GWire acquired the assets and assumed certain liabilities of Green Wire, LLC, Green Wire Outsourcing, Inc., Orbit Medical Response, LLC, and Rapid Medical Response, LLC (collectively, “Green Wire”).  The Company entered into employment agreements with two of Green Wire’s operating managers on November 1, 2012. These two individuals were granted 27% ownership in GWire and ActiveCare retained the remaining 73%.  The purchase consideration for Green Wire consisted of the following:

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

The purchase price for Green Wire reflects total consideration paid of $2,276,737, which has been allocated to $12,215 of cash, $13,976 of accounts receivable, $92,022 of property and equipment, $16,964 of deposits and other assets, $229,249 of leased equipment, $2,155,776 of customer contracts, $154,206 of accounts payable, $55,117 of accrued expenses and $34,142 of deferred revenue.

During the nine months ended June 30, 2013, the two operating managers converted their 27% ownership in GWire and 425,000 of related options into 425,000 shares of the Company’s common stock as discussed further in Note 15.  As a result, the Company owns 100% of GWire as of June 30, 2013.

6.	Inventories

Inventories are recorded at the lower of cost or market value, cost being determined using the first-in, first-out (“FIFO”) method. Inventories consisted of raw materials, work-in-process, and finished goods as of June 30, 2013 and September 30, 2012 as follows:

	June 30, 2013	September 30, 2012
Chronic Illness Monitoring
Finished goods	$991,957	$185,884

CareServices
ActiveHome™	56,692	56,767

Reagents
Raw materials	-	41,195
Work in process	-	5,745
Finished goods	-	6,161
Reserves for obsolescence and valuation	-	(4,984)
Total inventories	$1,048,649	$290,768

When required, provisions are made to reduce excess and obsolete inventories to their estimated net realizable values.  Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable values could change in the near term.  During the nine months ended June 30, 2013, the Company disposed of $53,500 of inventory as part of the sale of its Reagents segment.

7.	Customer Contracts

During the fiscal year ended 2012, the Company recorded customer contracts of $2,369,882 acquired in its purchase of  4G and Green Wire.  The Company is amortizing the customer contracts over their estimated useful lives.  The Company recognized $624,773 and $13,837 of amortization expense for the nine months ended June 30, 2013 and 2012, respectively.  The net balance of customer contracts was $1,642,779 and $2,267,552 as of June 30, 2013 and September 30, 2012, respectively.  The Company’s future customer contract amortization as of June 30, 2013, is as follows:

Years Ending September 30,
2013	$208,257
2014	833,030
2015	601,492
$1,642,779

8.	Property and Equipment

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

Property and equipment consisted of the following as of June 30, 2013 and September 30, 2012:

	June 30, 2013	September 30, 2012

Leasehold improvements	$93,913	$402,016
Equipment	250,347	374,229
Software	65,836	65,111
Furniture	23,547	50,123
Total gross property and equipment	433,643	891,479

Accumulated depreciation and amortization	(198,675)	(625,401)
Property and equipment, net	$234,968	$266,078

Assets to be disposed of are reported at the lower of the carrying amounts or fair values, less the estimated costs to sell or dispose.  During the nine months ended June 30, 2013 and 2012, the Company recorded a loss on the disposal of assets of $101,421 and $0, respectively, and disposed of $25,832 of assets related to the sale of the Reagents segment during the nine months ended June 30, 2013. Depreciation expense for the nine months ended June 30, 2013 and 2012 was $71,772 and $46,800, respectively.

9.	Equipment Leased to Customers

Equipment leased to customers as of June 30, 2013 and September 30, 2012 was as follows:

	June 30, 2013	September 30, 2012

Leased equipment	$677,341	$457,898
Accumulated depreciation	(274,307)	(144,905)
Leased equipment, net	$403,034	$312,993

The Company leases monitoring equipment to customers for the CareServices segment.  The leased equipment is depreciated using the straight-line method over its estimated useful life of  three years regardless of whether the equipment is leased to a customer or remaining in stock.  Customers have the right to cancel the service agreements at any time.

Assets to be disposed of are reported at the lower of the carrying amounts or fair values, less the estimated costs to sell.  During the nine months ended June 30, 2013 and 2012, the Company recorded as cost of revenues the disposal of equipment leased to customers of $1,500 and $9,166, respectively. Depreciation expense for equipment leased to customers is recorded as cost of revenues for CareServices and depreciation for the nine months ended June 30, 2013 and 2012 totaled $134,442 and $42,974, respectively.

10.	Patent License Agreement

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

During fiscal year 2012, the Company agreed to purchase the related patents and settle amounts owed under the license agreement by issuing 60,000 shares of common stock and 480,000 shares of Series C preferred stock to the licensor.  The patents were valued at $922,378, based on a valuation performed by an independent valuation expert.  The value of the common stock issued was $240,000, based on the market price of the common stock on the date of issuance. The implied value of the Series C preferred stock was $682,378, which was based on the difference between the value of the patents and the common stock issued in settlement of the existing liability.

The Company is amortizing the patents over their remaining useful lives (through 2018).  The Company recognized $95,153 and $196,870 of amortization expense for the nine months ended June 30, 2013 and 2012, respectively.  The net balance of the patents was $589,637 and $693,790 as of June 30, 2013 and September 30, 2012, respectively.

The Company’s future patent amortization as of June 30, 2013, is as follows:

Years Ending September 30,
2013	$31,717
2014	126,870
2015	126,870
2016	126,870
2017	126,870
Thereafter	59,440
$598,637

11.	Notes Payable

As of June 30, 2013 and September 30, 2012, the Company had the following notes payable outstanding:

	June 30, 2013	September 30, 2012

Note payable to the former owners of Green Wire, secured by customer contracts, imputed interest rate equal to 12%, with monthly installments over a 36-month term. During the quarter ended March 2013, the Company agreed to issue 15,000 shares of common stock to the lenders to extend two past due payments without late penalty. The common stock has a value of $24,000 at the date of grant, which will be amortized over the remaining life of the loan.	$1,935,578	$2,236,737

Series A debenture loans payable, secured by customer contracts and payable in 36 monthly installments, maturing between September and December 2015. The loans bear interest at 12% and are convertible into common stock after 180 days.  After payment of principal and interest, the holders of the Series A and Series B debentures (see Note 12), as a class, are entitled to receive a pro-rata share of cumulative royalties totaling 4% of the Company’s gross profits payable for the two-year period commencing at the maturity date; provided that no royalties are payable following conversion of any Series A or Series B debenture to the holder thereof.  The Company has the right to buy out each lender's royalty by paying the respective lender $20,000 for every $25,000 loaned.  The note includes a beneficial conversion feature valued at $901,000 at inception, which the Company is amortizing over the life of the loan.  The feature had an unamortized value of $794,667 as of June 30, 2013.
	2,790,152	300,000

Unsecured note with interest at 15% (18% after due date), due November 2012, currently in default. In connection with the loan, the Company issued 60,000 shares of Series D preferred stock as a loan origination fee with a total fair value of $150,000. The note is guaranteed by the Company’s Chief Executive Officer.	1,500,000	1,500,000

Unsecured note with interest at 15%, due March 2013, currently in default. Note included a $25,000 loan origination fee. In connection with the loan, the Company issued 100,000 shares of common stock as a loan origination fee with a total fair value of $70,000 at date of grant.	175,000	275,000

	June 30, 2013	September 30, 2012

Unsecured notes with annual interest rate at 15% (18% after due date), due March and April 2013, respectively, currently in default. The Company issued 20,000 shares of Series D preferred stock as loan origination fees with total fair value on the date of grant of $195,000.	$225,000	$-

Unsecured note with interest at 12%, due March 2013, currently in default.	250,000	250,000
Total before discount and current portion	6,875,730	4,561,737
Less discount	(816,275)	(187,587)

Total notes payable	6,059,455	4,374,150
Less current portion	(3,536,216)	(2,569,221)

Total notes payable, net of current portion	$2,523,239	$1,804,929

12.	Related-Party Notes Payable

As of June 30, 2013 and September 30, 2012, the Company had the following related-party notes payable outstanding:

	June 30, 2013	September 30, 2012

Unsecured note payable to an entity controlled by an officer of the Company. The note payable incurred no interest and was converted into shares of common stock subsequent to June 30, 2013 (see Note 20).	$1,235,000	$-

Series B unsecured debenture loans payable to an entity controlled by an officer of the Company, including 10% loan origination fees totaling $78,587, payable in 36 monthly installments, maturing December 2015.  $421,499 of the debentures were issued to settle a $400,000 Series A secured debenture issued during the three months ended December 31, 2012.  Before the settlement, the prior Series A debenture had a total outstanding balance of $383,181 and $1,845 of accrued interest.  $442,598 of the Series B debenture was issued to settle two related-party notes payable totaling $165,000 and $6,889 of accrued interest, and a $230,800 related-party note payable issued during the three months ended December 31, 2012 to settle previously accrued expenses.  The Series B debenture loan bears interest at 12% and is convertible into common stock after 180 days. After payment of principal and interest, the holders of the Series B and Series A debentures, as a class, are entitled to receive a pro-rata share of cumulative royalties totaling 4% of the Company’s gross profits payable for the two-year period commencing at the maturity date; provided that no royalties are payable following conversion of any Series A or Series B debenture to the holder thereof. The Company has the right to buy out the royalty by paying the lender $22,000 for every $25,000 loaned.  During the nine months ended June 30, 2013, the Company paid $40,336 of the loan principal but is late on certain monthly payments and the debenture is currently in default.
	824,121	-

Unsecured notes payable to an entity controlled by an officer of the Company with interest at 15%, due September 30, 2013. The notes include $60,000 of loan origination fees.	600,000	-

	June 30, 2013	September 30, 2012

Series B unsecured debenture loan payable to an entity controlled by an officer of the Company, including $64,227 in loan origination fees, payable in 36 monthly installments, maturing December 2015.  The debenture was issued to settle an outstanding note payable of $620,686 and $21,585 of related accrued interest.  The loan bears interest at 12% and is convertible into common stock after 180 days. After payment of principal and interest, the holders of the Series B and Series A debentures, as a class, are entitled to receive a pro-rata share of cumulative royalties totaling 4% of the Company’s gross profits payable for the two-year period commencing at the maturity date; provided that no royalties are payable following conversion of any Series A or Series B debenture to the holder thereof.  The Company has the right to buy out the royalty by paying the lender $22,000 for every $25,000 loaned.  During the nine months ended June 30, 2013, the Company paid $16,401 of the loan principal. The debenture loan was converted to shares of common stock subsequent to June 30, 2013 (see Note 20).
	$690,098	$-

Series B unsecured debenture loans owed to an officer of the Company, including $49,777 in loan origination fees, payable in 36 monthly installments, maturing December 2015 and January 2016.  $371,547 of the debentures were issued to settle two Series A debentures and $135,000 of accrued liabilities.  The original Series A debentures had a total outstanding balance of $202,098 and $672 of related accrued interest.  The loan bears interest at 12% and is convertible into common stock after 180 days. After payment of principal and interest, the holders of the Series B and Series A debentures, as a class, are entitled to receive a pro-rata share of cumulative royalties totaling 4% of the Company’s gross profits payable for the two-year period commencing at the maturity date; provided that no royalties are payable following conversion of any Series A or Series B debenture to the holder thereof.  The Company has the right to buy out the royalty by paying the lender $22,000 for every $25,000 loaned.  During the nine months ended June 30, 2013, the Company paid $24,517 of the loan principal. One of the debentures includes a beneficial conversion feature valued at $8,800 at inception, which the Company is amortizing over the life of the loan.  The feature had an unamortized value of $7,360 as of June 30, 2013.  The debenture loan was converted to shares of common stock subsequent to June 30, 2013 (see Note 20).
	523,029	-

Unsecured notes payable to an entity controlled by an officer of the Company, including $7,500 of loan origination fees added to the principal, interest at 12%, due August 2012. In the event of default, the note is convertible into common stock at $0.40 per share. During the three months ended March 31, 2013, the lender agreed to extend the maturity date to June 30, 2013 with an interest rate of 18% and 5,600 shares of Series D with fair market value of $56,252 at date of grant paid as a loan origination fee. The note payable is currently in default.	82,500	543,278

	June 30, 2013	September 30, 2012

Series A debenture loans from a former CEO and Chairman of the Company, secured by customer contracts, payable in 36 monthly installments, maturing September and December 2015.  The loans bear interest at 12% and are convertible into common stock after 180 days. After payment of principal and interest, the holders of the Series B and Series A debentures, as a class, are entitled to receive a pro-rata share of cumulative royalties totaling 4% of the Company’s gross profits payable for the two-year period commencing at the maturity date; provided that no royalties are payable following conversion of any Series A or Series B debenture to the holder thereof.  The Company has the right to buy out each royalty by paying the lender $20,000 for every $25,000 loaned.  During the nine months ended June 30, 2013, the Company paid $41,682 of the loan principal.  The debenture loan was converted to shares of common stock subsequent to June 30, 2013 (see Note 20).
	$327,514	$244,196

Series A debenture loan from an officer of the Company, secured by customer contracts, payable interest only in the first 6 months and interest plus principal in the next 30 monthly installments, maturing January 2016.   The loan bears interest at 12% and is convertible into common stock after 180 days. After payment of principal and interest, the holders of the Series B and Series A debentures, as a class, are entitled to receive a pro-rata share of cumulative royalties totaling 4% of the Company’s gross profits payable for the two-year period commencing at the maturity date; provided that no royalties are payable following conversion of any Series A or Series B debenture to the holder thereof. The Company has the right to buy out the royalty by paying the lender $20,000 for every $25,000 loaned.  The note includes a beneficial conversion feature valued at $250,000 at inception, which the Company is amortizing over the life of the loan.  The feature had an unamortized value of $210,695 as of June 30, 2013.  The debenture loan was converted to shares of common stock subsequent to June 30, 2013 (see Note 20).
	250,000	-

Series A debenture loan from an entity controlled by an officer of the Company, secured by customer contracts, payable in 36 monthly installments, maturing December 2015.  The debenture was issued to settle a related-party note payable with an outstanding balance of $300,000 and $14,992 of related accrued interest.  The loan bears interest at 12% and is convertible into common stock after 180 days. After payment of principal and interest, the holders of the Series B and Series A debentures, as a class, are entitled to receive a pro-rata share of cumulative royalties totaling 4% of the Company’s gross profits payable for the two-year period commencing at the maturity date; provided that no royalties are payable following conversion of any Series A or Series B debenture to the holder thereof.  The Company has the right to buy out the royalty by paying the lender $20,000 for every $25,000 loaned.  During the nine months ended June 30, 2013, the Company paid $14,698 of the loan principal but is late on certain monthly payments and the debenture is currently in default.
	300,294	-

Unsecured notes payable to an entity controlled by an officer of the Company, annual interest at 3% (18% after due date), due July 2013. In the event of default, the note is convertible into common stock at $0.40 per share.	300,000	-

Unsecured notes payable to an entity controlled by an officer of the Company, annual interest at 12% (18% after due date), due April 2013, currently in default. In the event of default, the note is convertible into common stock at $0.40 per share.	200,000	-

	June 30, 2013	September 30, 2012
Series B unsecured debenture loans from entities controlled by an officer of the Company, including $68,914 in loan origination fees added to the principal of the loans, payable in 36 monthly installments, maturing December 2015 and January 2016.  $554,556 of the debenture was issued to settle a related-party note payable with a total outstanding balance of $460,778 and $43,364 of related accrued interest.  $35,000 of the loan was issued to settle an accrued service fee.  The loans bear interest at 12% and are convertible into common stock after 180 days. After payment of principal and interest, the holders of the Series B and Series A debentures, as a class, are entitled to receive a pro-rata share of cumulative royalties totaling 4% of the Company’s gross profits payable for the two-year period commencing at the maturity date; provided that no royalties are payable following conversion of any Series A or Series B debenture to the holder thereof.  The Company has the right to buy out the royalty by paying the lender $22,000 for every $25,000 loaned.  During the quarter ended March 31, 2013, the Company issued 34,400 shares of Series D with fair market value of $343,748 at date of grant as additional loan origination fees, and the Company also paid $30,102 of the loan principal.  The Company is late on certain monthly payments and the debenture is currently in default.  The notes include beneficial conversion features valued at $167,000 at inception, which the Company is amortizing over the life of the loan.  The feature had an unamortized value of $140,975 as of June 30, 2013.
	$727,954	$-

Series B debenture loan from an officer of the Company, secured by customer contracts, payable in 36 monthly installments, maturing June 2016.  The Company is late on certain monthly payments and the debenture is currently in default.  The loan bears interest at 12% and is convertible into common stock after 180 days. After payment of principal and interest, the holders of the Series B and Series A debentures, as a class, are entitled to receive a pro-rata share of cumulative royalties totaling 4% of the Company’s gross profits payable for the two-year period commencing at the maturity date; provided that no royalties are payable following conversion of any Series A or Series B debenture to the holder thereof.  The Company has the right to buy out the royalty by paying the lender $20,000 for every $25,000 loaned.  The note includes a beneficial conversion feature valued at $72,600 at inception, which the Company is amortizing over the life of the loan.  The feature had an unamortized value of $70,679 as of June 30, 2013.
	145,200	-

Unsecured note payable to an officer of the Company with interest at 12%, due September 30, 2013. The loan is convertible into the Company's common stock at a rate of $0.75 per share, exercisable at any time. The note includes a beneficial conversion feature valued at $22,820 at inception, which the Company is amortizing over the life of the loan. The feature had an unamortized value of $15,104 as of June 30, 2013.	26,721	-

Unsecured notes payable with zero interest to an individual related to an officer of the Company. The loan was repaid in full subsequent to June 30, 2013	60,000	-

Note payable to an officer of the Company with interest at 15%, due June 2012 and currently in default. The note includes $3,000 of loan origination fees and is convertible into common stock at $0.50 per share.	33,000	33,000

	June 30, 2013	September 30, 2012

Series A debenture loan from an entity controlled by an officer of the Company, secured by customer contracts, payable in 36 monthly installments, maturing December 2015.  The debenture was issued to settle a related-party note payable with a total outstanding balance of $51,000 and $3,186 of related accrued interest.  The loan bears interest at 12% and is convertible into common stock after 180 days. After payment of principal and interest, the holders of the Series B and Series A debentures, as a class, are entitled to receive a pro-rata share of cumulative royalties totaling 4% of the Company’s gross profits payable for the two-year period commencing at the maturity date; provided that no royalties are payable following conversion of any Series A or Series B debenture to the holder thereof.  The Company has the right to buy out the royalty by paying the lender $20,000 for every $25,000 loaned.  During the nine months ended June 30, 2013, the Company paid $2,528 of the loan principal.
	$51,657	$-

Unsecured notes payable to a lender under the control of the Company’s CEO with a line of credit borrowing capacity of $2,000,000, interest at 12%, due July 2013. The notes were convertible into common stock at any time at $5.00 per share.  In connection with the notes payable, the Company issued 80,000 shares of Series D preferred stock (valued at $240,000).  The Company granted warrants to purchase 341,000 shares of common stock as a loan origination fee. These warrants vested immediately and are exercisable at $4.40 per share through November 3, 2016. The fair value of the warrants was $107,130, and was measured using a binomial valuation model with the following assumptions: exercise price $4.40; risk-free interest rate of .39%; expected life of 2.5 years; expected dividend of zero; a volatility factor of 134.57%; and market price on date of grant of $4.40.  During the fiscal year ended September 30, 2012, the Company re-priced the exercise price of the warrants from $4.40 to $1.00 per share.  During the three months ended December 31, 2012, the Company issued a Series A debenture payable to the lender in satisfaction of the outstanding balance of $620,687 plus $21,585 of accrued interest.  Upon the conversion of the note, the Company immediately recognized the unamortized debt discount of $209,143.
	-	620,687

Note payable to an entity controlled by an officer of the Company, interest at 12%, due December 2012. This note was secured by real estate. During the three months ended December 31, 2012, the Company issued a Series A debenture payable to the entity in satisfaction of the outstanding balance of $300,000 plus $14,992 of accrued interest.	-	300,000

Unsecured note payable to an entity controlled by an officer of the Company, including a $7,500 loan origination fee, interest at 12%, due August 2012. The note was convertible into common stock at 50% of fair market value or $0.40 per share, whichever is less. During the three months ended December 31, 2012, the Company issued a Series A debenture payable to the entity in satisfaction of the outstanding balance of $82,500 plus $3,716 of accrued interest.	-	82,500

Unsecured note payable to an entity controlled by an officer of the Company, including a $7,500 loan origination fee, interest at 12%, due September 2012. The note was convertible into common stock at $0.40 per share or 50% of market value, whichever was less. During the three months ended December 31, 2012, the Company issued a Series A debenture payable to the entity in satisfaction of the outstanding balance of $82,500 plus $3,173 of accrued interest.	-	82,500
\

	June 30, 2013	September 30, 2012

Notes payable to an entity controlled by an officer of the Company, including a $26,000 loan origination fee which was convertible into Series D preferred stock at any time at $2.00 per share, interest at 15%, due December 2012. This note was secured by real estate. During the three months ended December 31, 2012, the Company issued a Series A debenture payable to the entity in satisfaction of the outstanding balance of $51,000 plus $3,186 of accrued interest. Upon the conversion of the note, the Company immediately recognized the unamortized debt discount of $14,238.	$-	$51,000

Total before discount and current portion	6,377,088	1,957,161
Less discount	(1,023,067)	(223,381)

Total notes payable, related-party	5,354,021	1,733,780
Less current portion	(3,676,810)	(1,563,923)

Total notes payable, related-party, net of current portion	$1,677,211	$169,857

13.	Derivative Liability

The derivative liability was $0 and $4,015,855 as of June 30, 2013 and September 30, 2012, respectively.  The elimination of the derivative liability was due to the 10-for-1 reverse common stock split, which decreased the number of outstanding shares and convertible shares of “freestanding instruments.”  It also allows the Company to reserve sufficient shares to settle “freestanding instruments.”

The Company recognized a $45,697 derivative gain during the nine months ended June 30, 2013.  The Company had previously estimated the fair value of the embedded derivatives using a binomial option-pricing model prior to the common stock reverse split with the following assumptions: conversion price of $0.11 to $0.16 per share according to the agreements; risk free interest rate of 0.14% to 0.16%; expected life of 0.69 to 1.00 years; expected dividend of zero; a volatility factor of 233% to 282%; and a stock price of $0.16 (as of March 25, 2013).  The expected lives of the instruments are equal to the average term of the conversion option.  The expected volatility is based on the historical price volatility of the Company’s common stock.  The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.

14.	Preferred Stock

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

Series C Convertible Preferred Stock

On October 4, 2011, the Company issued 480,000 shares of Series C convertible preferred stock (“Series C preferred stock”) in connection with the patent license agreement settlement (see Note 10).  The par value of the Series C is $0.00001 per share.  The Series C preferred stock is non-voting stock.  Each share of Series C preferred stock may be converted into one share of common stock, provided, however, that a holder may not convert shares of Series C preferred stock which, upon conversion, would result in the holder becoming the beneficial owner of more than 4.99% of the issued and outstanding common stock of the Company.

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

During the nine months ended June 30, 2013, the Company accrued $40,382 of dividends associated with outstanding shares of Series C preferred stock and settled the balance by issuing 7,169 shares of Series D preferred stock.

Series D Convertible Preferred Stock

On October 4, 2011, the Board of Directors designated 1,000,000 shares of preferred stock as Series D convertible preferred stock (“Series D preferred stock”).  As originally designated, the Series D preferred stock was to be vested immediately upon issuance, and each share of Series D preferred stock was convertible into  one share of common stock.  The original designation also provided that the Series D preferred stock would be non-voting and would not pay a dividend.  In addition, conversion of the Series D preferred stock was limited to not more than 4.99% of the issued and outstanding common stock.

During fiscal year 2012, the Board of Directors approved the following amendments to the designation of the rights and preferences of the Series D preferred stock prior to the issuance of any of the shares:

•	Changed the conversion ratio from one share of common stock for one share of Series D preferred stock to five shares of common stock for one share of Series D preferred stock;

•	Added an annual dividend rate of 8%, payable quarterly beginning April 1, 2012;

•	Changed the shares from non-voting to voting, on an as-converted basis;

•	Eliminated the 4.99% conversion limitation;

•	Permitted conversion of the Series D preferred stock, commencing April 1, 2012;

•	Permitted the Company, at its option, to redeem the Series D preferred shares at a redemption price equal to 120% of the original purchase with 15 days notice.

During the nine months ended June 30, 2013, the Company issued the following shares of Series D preferred stock:

•	78,174 shares for $691,363 in loan origination fees;

•	71,800 shares for future advisory services through December 2014, the value on the date of grant was $230,800;

•	20,000 shares for future consulting services through December 2013, the value on the date of grant was $60,000;

•	52,913 shares for $150,000 in previously accrued Board of Directors’ fees and $61,652 of additional compensation for past services;

•	24,300 shares for a bonus to an officer for past services, the value on the date of grant was $97,200;

•	7,169 shares for dividends on Series C preferred stock, the value on the date of grant was $40,382;

•	2,342 shares for dividends on Series D preferred stock, the value on the date of grant was $13,263;

•	95,400 shares for past consulting services by an entity controlled by an officer of the Company, which were previously accrued in the amount of $333,902;

•	30,000 shares for a bonus to an entity controlled by an officer of the Company for consulting services, the value on the date of grant was $105,000;

•
80,000 shares for a bonus to the CEO of the Company for signing an employment agreement with the Company, the value at the date of grant was $320,000, which cannot convert to common stock until the Company has 20,000 members.

During the nine months ended June 30, 2013, an employee of the Company converted 30,000 shares of Series D preferred stock into 150,000 shares of common stock.  The Company also accrued $172,511 of dividends on shares of Series D preferred stock and settled $110,794 of the balance by issuing 2,342 shares of Series D preferred stock and 10,218 shares of common stock during the nine months ended June 30, 2013.  As of June 30, 2013, the Company had a remaining balance of $80,338 of accrued dividends.

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

15.	Common Stock

During the nine months ended June 30, 2013, the Company issued 1,390,019 shares of common stock as follows:

•	425,000 shares for the exercise of options held by two key managers of GWire (see Note 16);

•	207,361 shares valued at $310,002 as compensation for services to six independent consultants;

•	10,218 shares valued at $97,532 as dividends accrued for Series C and Series D preferred stock holders;

•	25,000 shares valued at $37,500 for service provided by an entity controlled by an officer of the Company;

•	150,000 shares for the conversion of 30,000 shares of Series D preferred stock;

•
100,000 shares valued at $150,000 as compensation for a new key employee as an incentive to work for the Company, which vests 25% during the first year of employment and the remaining 75% evenly over the following nine quarters;

•	4,758 shares valued at $7,137 for the extension of related-party payables;

•	217,833 shares as loan origination fees at a value of $329,789;

•	100,000 shares for the conversion of outstanding debt in the amount of $100,000;

•	90,000 shares valued at $136,500 for the extension of third party notes payable;

•	2,600 shares valued at $3,900 as part of the issuance of $26,000 of new debt to a related party;

•	27,650 shares for employee bonuses valued at the date of grant at $39,825;

•	29,600 shares to employees in accordance with the following restricted stock agreement:

The Company agreed to issue 97,500 restricted shares of common stock to certain employees in connection with Company milestones in fiscal year 2010.  During the nine months ended June 30, 2013, the Company issued 29,600 restricted shares of common stock valued at $399,600 on the date of the grant, and reduced the shares of non-vested common stock by 17,400 shares due to the change of employment status of several individuals.  During the fiscal year ended September 30, 2012 no restricted shares of common stock were issued to employees.  During the nine months ended June 30, 2013 and 2012, the Company recognized compensation expense of $0 and $117,187, respectively.  As of June 30, 2013 and September 30, 2012, the unrecognized stock-based compensation was $51,515 and $245,952, respectively, and will be recognized over the remaining vesting term.

16.	Stock Options and Warrants

The fair value of each stock option or warrant grant is estimated on the date of grant using a binomial option-pricing model.  The expected life of stock options or warrants represents the period of time that the stock options or warrants are expected to be outstanding, based on the simplified method.  Expected volatilities are based on historical volatility of the Company’s common stock, among other factors.  The Company uses the simplified method within the valuation model due to the Company’s short trading history.  The risk-free rate related to the expected term of the stock options or warrants is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend yield is zero.

During fiscal years 2013 and 2012, the Company measured the fair value of the stock options and warrants using a binomial valuation model with the following assumptions:

	Nine Months Ended
	June 30,
	2013	2012
Exercise price	$1.00 - $1.65	$1.00 - $5.00
Expected term (years)	1.5 - 5	2.5
Volatility	219% - 298%	104% - 135%
Risk-free rate	0.23% - 0.88%	0.39% - 0.68%
Dividend rate	0%	0%

During the nine months ended June 30, 2013, the Company recorded stock-based compensation expense relating to the following stock options and warrants:

•
Options to purchase 433,333 shares were granted to each of three employees of 4G, 1,300,000 total shares, as part of their employment agreements dated June 21, 2012, with an exercise price of $1.00 per share.  These options vest as described in Note 5.  The options expire in June 2017.  The value of the options at the date of grant was $1,147,163.  The Company has been amortizing the expense based on expected completion dates of the milestones.  During the nine months ended June 30, 2013, the Company recognized $721,210 of the total compensation expense. As of June 30, 2013, options for 520,000 shares have vested.

•
Options to purchase 1,000,000 shares were granted to the Company’s CEO for services as part of his employment agreement dated July 2012, with an exercise price of $1.00 per share.  One tenth (100,000 shares) of the options vest for each milestone of 5,000 additional members added to the Company since the beginning of his employment in July 2012 until fully vested.  The options expire in July 2017.  The Company has been amortizing the expense based on expected completion dates of the milestones.  During the nine months ended June 30, 2013, the Company recognized $616,802 of the total compensation expense.  As of June 30, 2013, options for 600,000 shares have vested due to the Company reaching certain milestones according to the contract.

•
Options to purchase 212,500 shares were granted to each of the two key managers of GWire, 425,000 in aggregate, with an exercise price of $1.00 per share.  Under the option agreements, the only method of exercise requires the employee to submit up to 212,500 shares of GWire stock, awarded as part of the employment agreements dated November 1, 2012, to the Company in exchange for equivalent shares of the Company’s common stock, up to $425,000 in total.  The options were fully vested upon issuance and expire in October 2022.  During the three months ended June 30, 2013, the two key managers converted all of these options together with 4,250,000 shares of GWire stock into 425,000 shares of the Company’s common stock.  As a result, the Company owns 100% of GWire as of June 30, 2013.

•
Options to purchase 25,300 shares were granted to GWire employees, with an exercise price of $1.00 per share.  The options vested immediately and the Company recognized the $32,572 value as a compensation expense during the nine months ended June 30, 2013.

•
Options to purchase 100,000 shares were granted as part of an employment agreement signed with a new employee dated May 2013, with an exercise price of $1.65 per share.  One quarter (25,000 shares) of the options vest after one year and the remaining balance vests equally over the following nine quarters (8,333 per quarter).  The options expire in May 2018.  During the nine months ended June 30, 2013, the Company recognized $4,128 of compensation expense associated with the options.

•
Options to purchase 100,000 shares were granted as part of a loan extension agreement with an unrelated party, with an exercise price of $1.00 per share.  The options vested immediately and the Company recognized the $103,495 value during the nine months ended June 30, 2013.

•
Options to purchase 100,000 shares were granted for consulting services rendered by a third party, with an exercise price of $1.00 per share.  The options vested immediately and the Company recognized the $134,785 value as a consulting expense during the nine months ended June 30, 2013.

The following table summarizes information about stock options and warrants outstanding as of June 30, 2013:

Options and Warrants	Number of Options and Warrants	Weighted-Average Exercise Price

Outstanding as of October 1, 2012	2,386,587	$1.47
Granted	2,050,300	1.04
Exercised	(525,000)	1.00
Forfeited	-	-
Outstanding as of June 30, 2013	3,911,887	1.31
Exercisable as of June 30, 2013	2,631,887	1.43

As of June 30, 2013, the outstanding options and warrants have an aggregate intrinsic value of $762,371, and the weighted average remaining term of the warrants is 3.42 years.

For the nine months ended June 30, 2013 and 2012, the Company recognized non-cash expense of $1,782,992 and $2,076,709, respectively, related to the vesting and re-pricing of all stock options and warrants granted in current and prior years.

17.	Segment Information

The Company operates with two business segments based primarily on the nature of the Company’s products. The CareServices segment is engaged in the business of developing, distributing and marketing mobile health monitoring and concierge services to distributors and consumers.  The Chronic Illness Monitoring segment is engaged in the business of developing, distributing and marketing mobile monitoring of patient vital signs and physical activity to self-insured companies.  The Company previously operated a Reagents business which was sold in June 2013.  The Company no longer holds any ownership interest in the Reagents business.

Additionally, at the corporate level, the Company raises capital and provides for the administrative operations of the Company as a whole.

The following table reflects certain financial information relating to each reportable segment for the three and nine months ended June 30, 2013 and 2012:

	Corporate	Chronic Illness Monitoring	CareServices	Reagents	Total

Three months ended June 30, 2013
Sales to external customers	$-	$3,912,300	$415,377	$97,147	$4,424,824
Segment income (loss)	(2,779,565)	480,562	(811,016)	(12,301)	(3,122,320)
Interest income	26	-	-	-	26
Interest expense	1,065,440	-	-	-	1,065,440
Segment assets	15,161	10,125,070	3,079,681	-	13,219,912
Fixed assets and leased equipment purchases	-	-	121,282	888	122,170
Depreciation and amortization	223,438	28,609	282,773	2,893	537,713

Three months ended June 30, 2012
Sales to external customers	$-	$230,625	$66,035	$135,636	$432,296
Segment loss	(2,124,134)	(215,940)	(99,003)	(3,629)	(2,442,706)
Interest income	21	-	-	-	21
Interest expense	223,400	-	-	-	223,400
Segment assets	42,204	778,919	1,058,335	203,664	2,083,122
Fixed assets and leased equipment purchases	-	-	-	-	-
Depreciation and amortization	179	13,837	38,555	11,271	63,842

	Corporate	Chronic Illness Monitoring	CareServices	Reagents	Total

Nine months ended June 30, 2013
Sales to external customers	$-	$10,121,916	$1,292,178	$351,645	$11,765,739
Segment income (loss)	(7,083,015)	704,720	(2,769,759)	(5,312)	(9,153,366)
Interest income	50	-	-	-	50
Interest expense	2,856,447	-	-	-	2,856,447
Segment assets	15,161	10,125,070	3,079,681	-	13,219,912
Fixed assets and leased equipment purchases	-	-	382,809	888	383,697
Depreciation and amortization	536	830,966	172,466	658,499	1,662,467

Nine months ended June 30, 2012
Sales to external customers	$-	$233,743	$190,662	$357,374	$781,779
Segment loss	(7,705,947)	(294,166)	(305,081)	(104,968)	(8,410,162)
Interest income	102	-	-	-	102
Interest expense	459,297	-	-	-	459,297
Segment assets	42,204	778,919	1,058,335	203,664	2,083,122
Fixed assets and leased equipment purchases	-	-	1,224	-	1,224
Depreciation and amortization	536	-	114,281	29,123	143,940

18.	Lease Commitments

The Company leases office space under non-cancelable operating leases.  Future minimum rental payments under non-cancelable operating leases as of June 30, 2013 were as follows:

Years Ending September 30,
2013	$53,119
2014	277,603
2015	308,330
2016	317,580
2017	327,107
Thereafter	280,077
Total	$1,563,816

The rent expense for the Company’s facilities held under non-cancelable operating leases was $236,792 and $109,212 for the nine months ended June 30, 2013 and 2012, respectively.

19.	Fair Value Measurements

US GAAP establishes a fair value hierarchy that prioritizes the inputs used to measure fair values. The Company measured the fair values using the hierarchy levels as follows:

Level 1	The Company does not have any fair value balances classified as Level 1.

Level 2	The Company’s embedded derivatives are measured on a recurring basis using Level 2 inputs.

Level 3	The Company’s goodwill is measured using Level 3 inputs (see note 5).

The Company’s embedded derivatives liability is re-measured to fair value at each reporting date until the contingency is resolved.  See Note 13 above for more information about this liability and the inputs used for calculating fair value.

20.	Subsequent Events

Subsequent to June 30, 2013, the Company entered into the following agreements and transactions:

(1)
In July 2013, the Company entered into three loan conversion agreements with the Company’s Chief Executive Officer and an entity controlled by the Company’s Chief Executive Officer.  The Company issued 1,704,715 shares of common stock for the conversion, at $0.75 per share, of three Series B debenture loans representing principal and interest in the amount of $1,278,536.

(2)
In July 2013, the Company issued 3,180,000 shares of common stock, at $0.75 per share, for cash investments from the Company’s Chief Executive Officer totaling $2,385,000 during the period April 2013 through July 2013.

(3)
In July 2013, the Company entered into an additional short-term loan of $175,000 from the Company’s Chief Executive Officer with interest at 12%, due on demand.  The note included $17,500 of loan origination fees.

(4)	In July 2013, a Series D shareholder requested to convert 20,000 shares of Series D preferred stock into 100,000 shares of common stock.

(5)
In July 2013, the Company entered into a securities purchase agreement with accredited investors in a private placement to purchase previously unissued shares of common stock at $0.75 per share.  The Company issued 333,333 shares of common stock for $250,000.

(6)
In July 2013, the Company entered into two loan conversion agreements with a related party.  The Company issued 457,216 shares of common stock for the conversion of two Series A debenture agreements representing principal and interest in the amount of $342,912.

(7)
In August 2013, the Company entered into loan conversion agreements with an officer of the Company.  The Company issued 333,334 shares of common stock for the conversion of a Series A debenture agreement representing principal and interest in the amount of $250,000.

(8)
In August 2013, the Company entered into loan conversion agreements with two investors.  The Company issued 85,719 shares of common stock for the conversion of a Series A debenture agreement representing principal and interest in the amount of $64,289.

(9)
In August 2013, the Company entered into a securities purchase agreement with accredited investors in a private placement to purchase previously unissued shares of common stock at $0.75 per share.  The Company issued 380,000 shares of common stock for $285,000.

(10)
In August 2013, the Company also entered into two secured loan agreements with two investors in the amount of $550,000, guaranteed by a former Chief Executive Officer of the Company.  The loans bear annual interest of 12% with interest payments due quarterly.  The loans mature in August 2014.  The Company also issued warrants with the option to purchase 36,667 shares of the Company’s common stock at $0.75 per share related to the loan agreements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader better understand our operations and our present business environment.  This MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements for the fiscal years ended September 30, 2012 and 2011, and the accompanying notes thereto, contained in our Annual Report on Form 10-K and our unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2013, and the accompanying notes thereto, contained in the Form 10-Q. Unless otherwise indicated, the terms “ActiveCare,” the “Company,” “we,” and “our” refer to ActiveCare, Inc., a Delaware corporation.

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

Our emphasis in fiscal year 2012 was focused on addressing the chronic conditions and disease states markets.  During fiscal year 2012, we received valuable feedback through sales and focus groups reaching thousands of patients.  We launched an additional product line focused on technology for assisting the chronically ill.  We also successfully acquired 4G Biometrics, LLC (“4G”) and Green Wire, LLC, Green Wire Outsourcing, Inc., Orbit Medical Response, LLC, and Rapid Medical Response, LLC (collectively, “Green Wire”).  These acquisitions greatly increased our customer base and capacity as well as our abilities to include telehealth and other monitoring services in our product offerings.  The focus in fiscal year 2013 is to further develop and execute on our existing business plan serving the chronic conditions and disease states markets.

Recent Developments

We have financed operations primarily through securities purchase agreements, long-term debt and short-term debt.  If our revenues continue to be insufficient to meet our needs, we will attempt to secure additional financing through financial institutions or through the sale of our equity or debt securities.  However, because of our early stages of business and our current financial condition, our attempts may be unsuccessful in obtaining the necessary financing to continue to implement our plan of operations.  There can be no assurance that we will be able to obtain financing on satisfactory terms or at all.  In addition, if we only have nominal funds with which to conduct our business activities, it will negatively impact the results of our operations and our financial condition.

During the year ended September 30, 2012, we established GWire Corporation (“GWire”) as a subsidiary.  Effective September 1, 2012, GWire acquired the net assets and interests of Green Wire.  We entered into employment agreements with two of Green Wire’s operating managers on November 1, 2012. These two individuals were granted 27% ownership in GWire; ActiveCare retained the remaining 73%.

The purchase price for Green Wire reflects was $2,276,737, which has been allocated to $12,215 of cash, $13,976 of accounts receivable, $92,022 of property and equipment, $16,964 of deposits and other assets, $229,249 of leased equipment, $2,155,776 of customer contracts, $154,206 of accounts payable, $55,117 of accrued expenses, and $34,142 of deferred revenue.

During the nine months ended June 30, 2013, the GWire operating managers surrendered the 27% ownership in GWire to the Company by exercising the GWire options to acquire shares of the Company’s common stock.  ActiveCare now owns 100% of GWire.

During the nine months ended June 30, 2013, we sold the net assets and operations of our Reagents business segment.  The sale price for the Reagents segment reflects net consideration received of $184,318 in cash in exchange for the sale of net assets of $129,222, which were comprised of $33,069 of accounts payable, $82,959 of net receivables, $53,500 of net inventory, and $25,832 of net property and equipment.  The Company may receive additional annual payments at five percent net of  income from Reagents, through the fifth anniversary, if Reagents Revenue is at least $465,000 for the previous twelve-month period ending on the closing date anniversary.  The sale of the Reagent business allows the Company to focus on the Chronic Illness Monitoring and CareService segments.

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

During the nine months ended June 30, 2013, we spent $215,981, compared to $81,557 for the same period in 2012, on research and development (“R&D”) related to the ActiveOne+, a one-button actuated GPS/Cellular communications device (“Companion Device”) that links to our CareCenter.  This device includes fall detection, Geo Fencing, automatic calls to the CareCenter, text messaging, hands free speakerphone and other features.  The ActiveOne+ is a water resistant wrist device that includes fall detection, speakerphone, vibration alerts, audible alerts, and LED’s for status monitoring.  It communicates through Bluetooth with the Companion Device. Our goal is to develop this wristwatch-size monitoring device primarily for senior citizens.  The watch is universal for women and men with an adjustable strap.  The expanded CareCenter and the related products will be developed by our team.  We have identified and are working with several vendors for services that will further our objectives.

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

Technology to facilitate data driven chronic illness monitoring consists of three components: (1) biometric monitoring devices, (2) medical and claims data aggregation, and (3) algorithms for the analysis of the data.  Biometric monitoring devices are provided by numerous medical hardware providers, and deliver a wide range of features and functionality.  ActiveCare is agnostic to any specific device requirement, and has as a core competency the ability to integrate to and capture data from any 510(k) or HL7 compliant monitoring device (see “Regulatory Matters”).  Strategic relationships have been created with technology and market leaders, and evaluation of new and emerging technology partners is ongoing.  Medical and claims data is aggregated from multiple source providers using a proprietary application programmatic interface and data storage architecture.  This data is analyzed to identify individual care needs of those entering the program.  Monitoring alerts, predictive informatics and individual care plans are created and managed using the ActiveCare technology platform.  Care for chronic conditions may now be performed in real-time, and outcomes may be measured on both a medical and claims cost basis.

During the nine months ended June 30, 2013, we spent $373,742, compared to $31,250 for the same period in 2012, on R&D for chronic illness monitoring related to the development of prototype methods and systems for the capture and analysis of data, as well as the development of scalable architectures to migrate to production applications and deployments.  We will continue to identify claims and medical data sets as well as analytical and informatics technologies that advance our ability to provide unique services.  Core competency will continue to evolve in the methods and technologies for data analytics and predictive informatics.

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

Revenue Recognition

Our revenue has historically been from three sources: (i) sales from Chronic Illness Monitoring services and supplies; (ii) sales from CareServices; and (iii) sales of medical diagnostic stains from our Reagents segment, which was sold during the 3 months ended June 30, 2013 and reported as discontinued operations.

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

Results of Operations

Three Months Ended June 30, 2013 and 2012

Net Revenues

For the three months ended June 30, 2013, we generated net revenues of $4,327,677, compared to $296,660 for the three months ended June 30, 2012.  Chronic Illness Monitoring revenues accounted for $3,912,300 and $230,625 for the three months ended June 30, 2013 and 2012, respectively.  CareServices revenues, including revenue for the ActiveOne™ service, accounted for $415,377 and $66,035 of the total revenues for the three months ended June 30, 2013 and 2012, respectively.  The primary reason for the total revenue increase is the new sales generated by Chronic Illness Monitoring and CareServices.

Cost of revenues

Cost of revenues totaled $3,413,762 for the three months ended June 30, 2013, compared to $334,302 for the three months ended June 30, 2012.  During the three months ended June 30, 2013, Chronic Illness Monitoring accounted for $2,853,557 and CareServices accounted for $560,205 of the total cost of revenues.  In comparison, for the three months ended June 30, 2012, Chronic Illness Monitoring accounted for $169,264 and CareServices accounted for $165,038.  The increase is primarily due to the increase of sales generated by Chronic Illness Monitoring and CareServices.

Research and Development Expenses

For the three months ended June 30, 2013, we incurred research and development expenses of $121,011, compared to $63,906 in research and development expenses for the three months ended June 30, 2012.  The increase is primarily due to the development of the Chronic Illness Monitoring operation system.

Selling, General and Administrative Expenses

For the three months ended June 30, 2013, selling, general and administrative expenses totaled $2,733,452, compared to $793,232 for the three months ended June 30, 2012.  The increase is primarily due to non-cash stock-based compensation and the expenses incurred to support the growth of Chronic Illness Monitoring and CareServices.

Other Income and Expense

There was no gain on derivatives for the three months ended June 30, 2013, compared to a loss on derivatives of $1,320,918 for the three months ended June 30, 2012.  Due to the 10-for-1 reverse common stock split, no derivative liability exists as of June 30, 2013.  Net interest expense was $1,065,414 and $223,379 for the three months ended June 30, 2013 and 2012, respectively.  The increase is primarily due to the increase of notes payable during the current fiscal year.  For the three months ended June 30, 2013 we incurred a loss on disposal of property and equipment of $101,421 primarily due to moving our corporate offices.

Net Loss from Continuing Operations

We incurred a net loss from continuing operations for the three months ended June 30, 2013 totaling $3,110,019, compared to a net loss of $2,439,077 for the three months ended June 30, 2012.  This increase in net loss was primarily due to the increase of selling and administrative expenses from Chronic Illness Monitoring and CareService and increases in interest expense.  The net loss per share from continuing operations was $0.59 and $0.55 for the three months ended June 30, 2013 and 2012, respectively.

Discontinued Operations

During the three months ended June 30, 2013, we sold the net assets and operations of the Reagents business segment of the Company to a third party for $184,317 in cash.  During the three months ended June 30, 2013, we recognized a loss from discontinued operations of $12,301 compared to a loss of $3,629 during the three months ended June 30, 2012.

Dividends on Preferred Stock

We accrued $79,219 of dividends on Series C and Series D preferred stock for the three months ended June 30, 2013, compared to $14,057 for the three months ended June 30, 2012.  The increase in dividends was due to the increased number of shares of Series D preferred issued and outstanding during the current period.

Nine Months Ended June 30, 2013 and 2012

Net Revenues

For the nine months ended June 30, 2013, we had net revenues of $11,414,094, compared to $424,405 for the nine months ended June 30, 2012.  CareServices revenues, including revenue for the ActiveOne™ service, totaled $1,292,178 and $190,662 of the total revenues for the nine months ended June 30, 2013 and 2012, respectively.  Chronic Illness Monitoring revenues totaled $10,121,916 and $233,743 for the nine months ended June, 2013 and 2012, respectively.  The primary reason for the total revenue increase is the new sales generated by Chronic Illness Monitoring and CareServices.

Cost of revenues

For the nine months ended June 30, 2013, cost of revenues totaled $9,466,809, compared to $666,287 for the nine months ended June 30, 2012.  CareServices cost of revenues totaled $2,027,829 and $495,743 for the nine months ended June 30, 2013 and 2012, respectively.  Chronic Illness Monitoring cost of revenues totaled $7,438,980 and $170,544 for the nine months ended June, 2013 and 2012, respectively.  The increase is primarily due to the increase of sales generated by Chronic Illness Monitoring and CareServices.

Research and Development Expenses

For the nine months ended June 30, 2013, we incurred research and development expenses of $589,723, compared to $112,807 in research and development expenses for the nine months ended June 30, 2012.  The increase is primarily due to the development of the Chronic Illness Monitoring operation system.

Selling, General and Administrative Expenses

For the nine months ended June 30, 2013, selling, general and administrative expenses totaled $7,606,290, compared to $6,145,136 for the nine months ended June 30, 2012.  The increase is primarily due to the expenses incurred to support the growth of Chronic Illness Monitoring and CareServices

Other Income and Expense

For the nine months ended June 30, 2013, gain on derivatives was $45,697, compared to a loss on derivatives of $1,346,174 for the nine months ended June 30, 2012.  Due to the 10-for-1 reverse common stock split, no derivative liability exists as of June 30, 2013. Interest expense was $2,856,397 and $459,195 for the nine months ended June 30, 2013 and 2012, respectively.  The increase is primarily due to the increase of notes payable during the current fiscal year.  For the nine months ended June 30, 2013, we incurred a loss of disposal on property and equipment of $101,421 primarily due to moving our corporate offices.

Discontinued Operations

During the nine months ended June 30, 2013, we sold the net assets and operations of the Reagents business segment.  During the nine months ended June 30, 2013, we recognized a loss from discontinued operations of $5,312 compared to a loss of $104,968 during the nine months ended June 30, 2012.

Dividends on Preferred Stock

We accrued $213,192 of dividends on Series C and Series D preferred stock for the nine months ended June 30, 2013, compared to $40,842 for the nine months ended June 30, 2012.  The increase in dividends was due to the increased number of shares of Series D preferred issued and outstanding during the current period.

Liquidity and Capital Resources

Our primary sources of liquidity are proceeds from the issuance of equity and debt securities.  We have not been in a position to finance operations from cash flows from operating activities.  We anticipate that we will continue to seek equity and debt funding to supplement revenues from the sale of our products and services until we begin to have positive cash flows from operating activities.

As of June 30, 2013, we had cash of $122,330, compared to $529,839 as of September 30, 2012.  The decrease in cash was due to increased cash used in operating activities off set by cash provided by financing activities during the nine months ended June 30, 2013, compared to the fiscal year ended September 30, 2012. As of June 30, 2013 we had a working capital deficit of $6,741,951 compared to $10,143,700 as of September 30, 2012.  The decrease in working capital deficit is primarily due to the increase of accounts receivable and the elimination of the derivatives liability.

For the nine months ended June 30, 2013 and 2012, operating activities used cash of $6,515,995 and $1,928,486, respectively.  The increased cash used in operating activities was primarily due to increased accounts receivable and increased cash losses for the nine months ended June 30, 2013, compared to the same period in 2012.  Investing activities for the nine months ended June 30, 2013 and 2012 used cash of $199,475 and $207,729, respectively.  The cash used in investing activities was primarily due to increased purchasing of equipment leased to customers offset by the proceeds from the sale of discontinued operations for the nine months ended June 30, 2013.  Financing activities for the nine months ended June 30, 2013 and 2012 provided cash of $6,307,961 and $2,035,000, respectively.  The increase was due to increased cash proceeds from notes payable issued for the nine months ended June 30, 2013.

For the nine months ended June 30, 2013, we had a net loss of $9,153,366, compared to a net loss of $8,410,162 for the nine months ended June 30, 2012.  The increase in net loss was due primarily to the increase in operational expenses and interest expenses for the nine months ended June 30, 2013.

As of June 30, 2013, we had an accumulated deficit of $46,725,775 compared to $37,359,214 as of September 30, 2012.  Stockholders’ deficit as of June 30, 2013 was $7,119,629 compared to stockholders’ deficit of $7,715,390 as of September 30, 2012.  The decrease in stockholders’ deficit is primarily due to the increase of additional paid-in capital from the decrease of derivative liabilities.

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements will cause a material impact on our financial position or the results of our operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information about the Company’s exposure to market risk was disclosed in our Annual Report on Form 10-K for the year ended September 30, 2012, which was filed with the Securities and Exchange Commission on January 15, 2013. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

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

Management has not made any correcting changes to our internal control over financial reporting and the above material weaknesses remained as of June 30, 2013.  Similar material weaknesses to those identified in the 4G acquisition were also identified in the Green Wire acquisition.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

On December 18, 2012, iLife Technologies, Inc. filed a lawsuit against nine companies, including ActiveCare, for patent infringement in the District Court for the Northern District of Texas.  The lawsuit alleged infringement of seven patents owned by iLife purportedly related to the use of accelerometers in devices used to monitor the status of a user.  In May 2013, ActiveCare entered into a settlement agreement and patent license agreement with iLife Technologies, Inc. and an agreed motion was filed to dismiss all claims of the lawsuit.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the nine months ended June 30, 2013, we issued the following shares of common stock without registration under the Securities Act of 1933 (the “Securities Act”):

•	425,000 shares for the exercise of options held by two key managers of GWire;

•	207,361 shares valued at $310,002 as service compensation to six independent consultants;

•	10,218 shares valued at $97,532 as dividends accrued for Series C and Series D preferred stock holders;

•	25,000 shares valued at $27,500 for services provided by an entity that is controlled by an officer of the Company;

•	150,000 shares for the conversion of 30,000 shares of Series D preferred stock;

•
100,000 shares valued at $150,000 as compensation of a new key employee as an incentive to work for the Company, which vests 25% during the first year of employment and the remaining 75% evenly over the following nine quarters;

•	4,758 shares valued at $7,137 for the extension of related-party payables;

•	217,833 shares as loan origination fees at a value of $329,789;

•	100,000 shares for the conversion of outstanding debt in the amount of $100,000;

•	90,000 shares valued at $136,500 for the extension of third-party notes payable;

•	2,600 shares valued at $3,900 as part of the issuance of $26,000 of new debt to a related party;

•	27,650 shares for employee bonuses valued at the date of grant at $39,825;

•	29,600 shares to employees in accordance with the following restricted stock agreement:

We agreed to issue 97,500 restricted shares of common stock to certain employees in connection with our milestones in fiscal year 2010.  During the nine months ended June 30, 2013, we issued 29,600 restricted shares of common stock valued at $399,600 on the date of the grant, and reduced the shares of non-vested common stock by 17,400 shares due to the change of employment status of several individuals.  During the fiscal year ended September 30, 2012, no restricted shares of common stock were issued to employees.  During the nine months ended June 30, 2013 and 2012, we recognized compensation expense of $0 and $117,187, respectively.  As of June 30, 2013 and September 30, 2012, the unrecognized stock-based compensation was $51,515 and $245,952, respectively, and will be recognized over the remaining vesting term.

We issued shares of preferred stock without registration under the Securities Act during the nine months ended June 30, 2013, as follows:

•	78,174 shares for $691,363 in loan origination fees;

•	71,800 shares for future advisory services through December 2014, the value on the date of grant was $230,800;

•	20,000 shares for future consulting services through December 2013, the value on the date of grant was $60,000;

•	52,913 shares for $150,000 in previously accrued Board of Directors’ fees and $61,652 of additional compensation for past services;

•	24,300 shares for a bonus to an officer for past services, the value on the date of grant was $97,200;

•	7,169 shares for dividends on Series C preferred stock, the value on the date of grant was $40,382;

•	2,342 shares for dividends on Series D preferred stock, the value on the date of grant was $13,263;

•	95,400 shares for past consulting services by an entity controlled by an officer of the Company, which were previously accrued in the amount of $333,902;

•	30,000 shares for a bonus to an entity controlled by an officer of the Company for consulting services, the value on the date of grant was $105,000;

•
80,000 shares for a bonus to the CEO of the Company for signing an employment agreement with the Company, the value at the date of grant was $320,000, which cannot convert to common stock until the Company has 20,000 members.

The securities issued in the above transactions were not registered under the Securities Act in reliance upon exemptions from registration under Section 4(2) of the Securities Act and rules and regulations promulgated thereunder.

Item 3.   Defaults Upon Senior Securities

As of the date of this report, notes payable to five unrelated parties with total principal amounts due of $2,150,000 are in default and unpaid (see Note 11).  These notes payable were due in November 2012, March 2013, and April 2013.  The Company continues to make payments on these notes payable.  In addition, notes payable due to related parties with total principal amounts of $2,364,726 are in default and unpaid.  These notes payable were due in June 2012, April 2013 and June 2013, or the Company is late on certain payments (see Note 12).

Item 5.     Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10(x)	Employment Agreement with David Derrick, Chief Executive Officer (filed previously as exhibit to report on Form 10-Q, filed May 15, 2013)*

10(xi)	Common Stock Purchase Warrant Agreement with David Derrick, Chief Executive Officer (filed previously as exhibit to report on Form 10-Q, filed May 15, 2013)*

10(xii)	Office Lease Agreement between the Company and Countryview Properties, LLC (filed previously as exhibit to report on Form 10-Q, filed May 15, 2013)*

10(xiii)	Subscription Agreement

10(xiv)	Form of Secured Convertible Promissory Note

10(xv)	Security Agreement

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

Date: August 27, 2013

/s/ Michael G. Acton
Michael G. Acton Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 27, 2013