Form 10-K
period 2013-09-30
ACTIVECARE, INC.
filed 2014-01-14
CIK 1429896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________

Commission file number: 0-53570
ActiveCare, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	87-0578125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1365 West Business Park Drive, Orem, Utah  84058
(Address of principal executive offices, Zip Code)

(877) 219-6050
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes ☐    No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 29, 2013 was approximately $6 million, based on the average bid and asked price ($1.60 per share) and a total of 3,791,208 shares issued and outstanding on that date.

There were 32,860,314 shares of the registrant’s common stock outstanding as of January 13, 2014.  During the quarter ended June 30, 2013, the registrant implemented a 10-for-1 reverse common stock split.  The financial statements and data for all periods covered by this report have been retroactively adjusted to reflect the effect of the reverse stock split.

Documents Incorporated by Reference

None.

Transitional Small Business Disclosure Format (Check one):  Yes    ☐      No ☑

ACTIVECARE, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2013

INDEX

		Page
	Part I

Item 1	Business	1
Item 1A	Risk Factors	10
Item 2	Properties	16
Item 3	Legal Proceedings	16
Item 4	Mine Safety Disclosures (omitted)

	Part II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item 6	Selected Financial Data (omitted)
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A	Quantitative and Qualitative Disclosures About Market Risk (omitted)
Item 8	Financial Statements and Supplementary Data	24
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	25
Item 9A	Controls and Procedures	25
Item 9B	Other Information	26

	Part III

Item 10	Directors, Executive Officers and Corporate Governance	26
Item 11	Executive Compensation	29
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	32
Item 13	Certain Relationships and Related Transactions, and Director Independence	34
Item 14	Principal Accounting Fees and Services	36

	Part IV

Item 15	Exhibits, Financial Statement Schedules	37

Signatures		39

PART I

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, relating to our operations, results of operations, and other matters that are based on our current expectations, estimates, assumptions, and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that might not prove to be accurate. Actual outcomes and results could differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties, and other factors that might cause such differences, some of which could be material, include, but are not limited to, the factors discussed under the section of this report entitled “Risk Factors.”

Item 1.  Business

Background

ActiveCare, Inc. (“we,” “us,” “our,” the “Company” or “ActiveCare”) was formed March 5, 1998 as a wholly owned subsidiary of SecureAlert, Inc. [OTCBB: SCRA.OB], a Utah corporation, formerly known as RemoteMDx, Inc. (“SecureAlert”).  We were spun off from SecureAlert in February 2009.  Effective July 15, 2009, we changed our name to ActiveCare, Inc., and our state of incorporation to Delaware. Our fiscal year ends on September 30.

During fiscal year 2013, we announced a 10-for-1 reverse common stock split, and all periods presented have been retroactively adjusted to reflect the reverse common stock split.

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

General

During fiscal years 2013 and 2012, we received valuable feedback through sales and focus groups reaching thousands of patients.  In fiscal year 2012, we launched an additional product line focused on technology for assisting the chronically ill.  Our primary focus is on markets addressing chronic conditions and disease states.  Remote patient monitoring (“RPM”) is a technology to enable monitoring of patient vital signs and physical functions outside of conventional clinical settings (e.g., in the home, work or travel).  Physiological data such as blood sugar levels, blood pressure, pulse rate, and blood oxygen levels are collected by sensors on medical peripheral devices.  Examples of these devices include glucometers, blood pressure cuffs, and pulse oximeters.  The data is stored for future assessment or transmitted to healthcare providers or third parties via wireless telecommunication devices.  Disease states targeted by RPM technology providers typically include diabetes, congestive heart failure, sleep apnea, activity monitoring, and diet management.  We believe that we can improve the lives of the chronically ill and the elderly through the use of technology, while reducing the cost of care.  Central to these efforts is our state-of-the-art “CareCenter.”  This service is designed to monitor and track patients’ health conditions and chronic illnesses on a real time basis.  As part of these efforts we have staffed this sophisticated CareCenter with highly trained specialists to assist the chronically ill and elderly in managing their daily lives; 24 hours per day, seven days per week.  In order for the CareCenter to service our customers, we have developed and continue to develop numerous products designed to improve the health of the chronically ill and to enable the elderly to maintain a more active and mobile lifestyle.

We made two acquisitions during fiscal year 2012: 4G Biometrics, LLC (“4G”); and Green Wire, LLC and affiliates (“Green Wire”).  4G expanded our penetration into the health monitoring market, monitoring members’ diabetic and other chronic illness parameters utilizing our CareCenter capabilities.  The Green Wire acquisition brought us thousands of new Personal Emergency Response System (“PERS”) members and a channel for marketing and up-selling our portfolio of products.

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

With U.S. healthcare costs increasing annually, we believe that cost containment is a primary issue facing the industry. These escalating costs will only intensify as the baby-boom generation ages.  As of 2000, 35 million Americans were 65 years of age or older, and this number is projected to increase to 55 million by the year 2020, according to a study by the U.S. Department of Health and Human Services.  By that year, one in six Americans will be over the age of 65 and by the middle of the century, the number of elderly could reach more than 86 million people, more than double the present number.  According to an article published in the National Review Online and the sources cited therein, approximately 80% of healthcare costs occur in the last two years of life.  This combined with an aging population supports the assertion that the nation is in dire need of viable cost-saving options for health care.

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

We believe that through the technologies we have already developed and are continuing to develop, we can enhance the lives not only of the growing elderly segment of today’s population, but also the lives of other segments of the population, such as those with chronic illnesses.  The CareCenter is staffed around the clock with advisors that receive calls originating from our clients who utilize our products.  Our services enhance our clients’ mobility and provides them with peace of mind because they know that their vital signs are being monitored and their locations are known at all times.  We can immediately communicate with them and emergency personnel in times of need and communicate their location and an abbreviated medical history.

Our Product and Service Strategy

Our product/service strategy falls into two distinctly different categories; chronic illness monitoring and personal emergency response systems or care services.

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

Technology to facilitate data-driven chronic illness monitoring consists of three components: (1) biometric monitoring devices, (2) medical and claims data aggregation, and (3) algorithms for the analysis of the data.  Biometric monitoring devices are provided by numerous medical hardware providers and deliver a wide range of features and functionality.  ActiveCare is agnostic to any specific device requirement, and has as a core competency the ability to integrate to and capture data from any 510(k) or HL7 compliant monitoring device (see “Regulatory Matters”).  Strategic relationships have been created with technology and market leaders, and evaluation of new and emerging technology partners is ongoing.  Medical and claims data is aggregated from multiple source providers using a proprietary application programmatic interface and data storage architecture.  This data is analyzed to identify individual care needs of those entering the program.  Monitoring alerts, predictive informatics and individual care plans are created and managed using the ActiveCare technology platform.  Care for chronic conditions may now be performed in real-time, and outcomes may be measured on both a medical and claims cost basis.

During the fiscal year ended September 30, 2013, we spent approximately $832,000 on research and development primarily for chronic illness monitoring related to the development of prototype methods and systems for the capture and analysis of data, as well as the development of scalable architectures to migrate to production applications and deployments.  We will continue to identify claims and medical data sets as well as analytical and informatics technologies that advance our ability to provide unique services.  Core competency will continue to evolve in the methods and technologies for data analytics and predictive informatics.

Care Services

We have developed products that incorporate GPS, cellular capability, and fall detection, all of which are connected to our 24-hour CareCenter with the push of a button.  The transmitter can be worn on a neck pendant or belt clip, or carried in a purse, and sends a cellular signal to our CareCenter.  When the wearer of the device pushes the button, the staff at the CareCenter evaluate the situation and decide whether to call emergency services or a designated friend or family member.

Currently, there are separate products on the market that provide service to the PERS industry as well as products that provide fall detection, geographical location, and clinical health parameters.  However, we believe that no product on the market today has successfully integrated all of these technologies in a single effective device.  Further, none of the current solutions in the market focus on providing CareServices – assistance with everyday needs – as an alternative to costly assisted living or in-home care services as we do.

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

In contrast to a typical monitoring center, our CareCenter is equipped with hardware and software that pinpoints the location of the incoming caller by utilizing GPS and/or cellular triangulation technology.  This capability is referred to as “telemetric”.  The operator (or CareSpecialist) can locate the caller’s precise location on a detailed map.  In addition, the CareCenter’s software will identify the caller, access the individual’s medical information, and provide location services, emergency dispatch, and medical history to emergency responders.  We believe the CareCenter is the cornerstone of our business and will support current technology as well as evolve to support the integration of future technologies.

Recent Developments

We have financed operations primarily through securities purchase agreements, long-term debt and short-term debt.  If our revenues continue to be insufficient to meet our needs, we will attempt to secure additional financing through financial institutions or through the sale of our equity or debt securities.  There is no assurance that we will be able to obtain financing on satisfactory terms or at all.  In addition, if we only have nominal funds with which to conduct our business activities, it will negatively impact the results of our operations and our financial condition.

During fiscal year 2012, we established GWire Corporation (“GWire”) as a subsidiary.  Effective September 1, 2012, GWire acquired the net assets and interests of Green Wire.  We entered into employment agreements with two of Green Wire’s operating managers on November 1, 2012. These two individuals were granted 27% ownership in GWire; ActiveCare retained the remaining 73%.  During fiscal year 2013, the GWire operating managers subsequently converted their 27% ownership in GWire and 425,000 of related options to acquire shares of our common stock and as a result, we now own 100% of GWire as of September 30, 2013.

During fiscal year 2013, we sold the net assets and operations of our Reagents business segment for cash of $184,318.  We may receive additional annual payments equal to five percent of the net income from the Reagents business, through the fifth anniversary of the sale, provided that revenues from the Reagents business total at least $465,000 for the previous 12-month period ending on the closing date anniversary.  The sale of the Reagent segment allows us to focus our resources on the Chronic Illness Monitoring and CareService segments.

Our Growth Strategy

We anticipate that the primary growth segment for us for fiscal year 2014 will be the markets addressing chronic conditions and disease states. Our plan is to continue to focus on addressing the chronic illness and disease states markets and execute our existing business plan serving these markets.  We plan to invest in research and development and patent filings, as we broaden the services offered by our CareCenter.  Eventually we intend to add to the functionality of the ActiveOne+ to allow for vital sign monitoring for the chronically ill and additional services to assist both the mobile and homebound seniors, including those who may require a personal assistant to determine their location at any given time and to check on them during the day to ensure their safety and well being.

Marketing

We market our products through a number of distribution channels including: self-insured employers, direct-to-consumer, medical device and equipment distributors, and health care providers and other caregivers.

Self-Insured Companies

As a result of the acquisition of 4G, we expanded our fundamental business to include monitoring the well being of the rapidly growing number of diabetics in this country.  This business integrates well with our broader view towards furthering the improved health of the total population.

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

Research and Development Program

During fiscal year 2013, we spent approximately $832,000 compared to $187,000 spent during the year ended September 30, 2012, on research and development primarily related to chronic illness monitoring, including work related to the development of prototype methods and systems for the capture and analysis of data, as well as the development of scalable architectures to migrate to production applications and deployments.

Competition

We anticipate that the primary growth segment for us for fiscal year 2014 will be the markets addressing chronic illness conditions and disease states.  Over the past decade technology device manufacturers have rushed to provide peripheral devices to capture data related to chronic health conditions rather than provide any assessment or intelligence regarding the data being captured.  In most cases the data captured remains static on the peripheral device or data capture system, providing little to no perspective on the current and recent condition of the patient.  In cases in which the data are utilized, the application of that data is typically limited to the “point of care” or physician’s office.  The ActiveCare solution is a complex combination of components that provide an overall care system.  The analysis of the competitive landscape will focus on six primary market segments representing the primary components of our system, noting the implications for us resulting from the strengths of the leaders in each segment.

Legacy Consumer Oriented Monitoring and Communications Device Providers

Overview – While not a primary threat to our business model, several leading providers of health care technologies have targeted the patient monitoring market and made significant investments in pursuing the segment.  The primary business focus of these companies is high-end diagnostics equipment, point of care technologies, and health information technologies.  While the investments in telehealth technologies have totaled significant dollars they represent a very small component of these competitors’ overall business in the health care segment.  The approach to entering the market has typically been to acquire an existing technology and attempt to distribute that technology through existing distribution channels in complementary offerings.  Examples of providers in this segment include:

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

Summary – We do not directly compete with the offerings in this segment.  The possible threat is based on the competitors’ reassessment of strategy in this market and the ability to fund and customize products.  If they follow past patterns, we believe that we would be a prime candidate for partner relationship or acquisition by one of these competitors to gain an immediate presence in a more viable business model.

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

Summary – Currently this segment provides us with some key partnerships.  They facilitate the means of capturing patient data with an easy to use, low cost offering.  While some devices have been innovative (e.g. the Telcare blood glucose monitor with embedded cellular communications) strategies continue to focus primarily on the manufacture and sale of hardware components.

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

Weaknesses – To date, the business models of the products in the segment have been an evolution of the products produced by traditional monitoring device companies, with one notable exception; products are not yet qualified for clinical data capture and are relegated to providing consumers with the most basic of physical monitoring data.  Providers in this segment have noted intentions to become more robust, capturing clinical data type and securing federal 510(k) medical device certification in future products.  It has also been forecasted by technology thought leaders that the segment strategy will fail unless it adds complementing user value and revenue opportunities.

Summary – Competitors in this segment will become strategic partners for our business model as they evolve their ability to capture and transmit clinical data.  We expect to expand into strategic market segments complementing the strengths of these technologies, offering data analytics, and personal fitness planning and wellness management services.

Health / Insurance Data Service Providers

Overview – Health data informatics has become a strategic focus of health care providers and payer organizations over the past 30 years.  Aggregation, analytics, informatics and predictive modeling have enabled service providers to differentiate and better manage the process of health care.  Traditionally providers specialized in offering information or services based on a vertical focus of EHR patient data, geographic and regional health care information, or insurance claims processing data.  Examples include:

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

Summary – This segment presents us with direct competition and business opportunities.  Forced to rapidly evolve their strategies, competitors are recognizing the value of real-time and “prior to care event” data.  Increasing efforts are being made to facilitate data at the point of care and make that data available to the entire care and reimbursement cycle. Having the ability to capture and assess the data upstream of current offerings strategically differentiates our business, giving visibility to health risks in advance of change of condition and cost.  Partnering with leaders in this segment should enable us to further gain expertise in this field as well as complement our data repository. Having data of past care from these partners in combination with data of current patient conditions allows for extremely valuable predictive modeling and services.

Wellness / Disease Management Service Providers

Overview – Wellness management services have been seen as a means of addressing a future illness before it happens.  Programs are primarily cultural, with the goal of promoting healthy activity, diet, and state of mind.  Disease management has been added to the traditional health care cycle as a means of providing regular outpatient and out-of-clinic care to those primarily with chronic conditions.  Examples include:

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

Summary – The entire sector is undergoing a rapid evolution.  Those not able to provide validation of their offerings will struggle to survive in the coming years.  Through partnership, acquisition or organic growth we believe that we are uniquely positioned to expand into this market, providing programs to modify behavior and overall health.  Our ability to capture and assess individual and group data positions us as a differentiating provider in this segment.  The ability to capture member data provides the tool of accountability to managing individual care, and enables us to provide validation of our products and services.

Integrated Hardware / Software / CareServices Providers

Overview – Providers combining diagnostic monitoring, data analysis and healthcare services are those most similar to our business model.  The most notable of this segment have focused on providing services to cardiac monitoring.  Examples include:

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

Summary – This segment provides our most significant competition.  Pressure on pricing will continue to strain the relationship between payers and providers of these services, forcing them to innovate features and solutions.  This pressure also presents an opportunity for us to aggressively pursue the segment and become a means of growth via partnership or acquisition for those currently in the space.

 Dependence on Major Customers

During fiscal year 2013, there were three Chronic Illness Monitoring customers that each accounted for more than 10% of that segment’s revenue and combined represented 72% of total revenue as follows; Region Advisors, LLC 25%, CK8 Financial, LLC 24%, and Catamaran, Inc. 23%.  During fiscal year 2012, there was one Chronic Illness Monitoring customer, Colorado Choice, that accounted for more than 10% of that segment’s revenue and represented 28% of total revenue.  See Note 2 to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Patents.  We own the exclusive, irrevocable, perpetual, worldwide, transferable, sublicensable license of all rights conferred by the patents, patent applications, and provisional patent applications listed in the table below for the healthcare and personal safety industries/markets.

Patent or Application No.	Country	Issue/Filing Date	Title of Patent

11/486,989	United States	Pending/ 7/14/2006	Remote Tracking Device and System and Method for Two-Way Voice Communication Between Device and a Monitoring Center

11/486,991	United States	Pending/ 7/14/2006	Remote Tracking System and Device with Variable Sampling

11/830,398	United States	Pending/ 7/30/2007	Methods for Establishing Emergency Communications Between a Communications Device and a Response Center

12/614,242	United States	Pending/ 11/6/2009	Systems and Devices for Emergency Tracking and Health Monitoring

61/827,454	United States	Pending/ 5/24/2013	System and Method for Identifying, Tracking and Treating Chronic Illness Using Real-time Biometric Data

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
We were granted worldwide, non-exclusive rights to patents and patent applications listed in the table below under a license agreement dated May 15, 2010.

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

Trade Secrets.  We own certain intellectual property, including trade secrets, that we seek to protect, in part, through confidentiality agreements with employees and other parties, although some employees who are involved in research and development activities have not entered into these agreements. Even where these agreements exist, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors.

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

Devices are subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation be conducted before a device receives clearance or approval for commercial distribution. The FDA classifies medical devices into one of three classes. Class I devices are relatively simple and can be manufactured and distributed with general controls. Class II devices are somewhat more complex and require greater scrutiny. Class III devices are new and frequently help sustain life.  Examples of the varying levels of regulatory control are described in the following paragraphs.

In the United States, a company generally can obtain permission to distribute a new device in two ways – through a Section 510(k) premarket notification application (“510(k) submission”), or through a Section 515 premarket approval (“PMA”) application. The 510(k) submission applies to any device that is substantially equivalent to a “Predicate Device” (a device first marketed prior to May 28, 1976 or a device marketed after that date which was substantially equivalent to a pre-May 28, 1976 device). These devices are either Class I or Class II devices. Under the 510(k) submission process, the FDA will issue an order finding substantial equivalence to a Predicate Device and permitting commercial distribution of that device for its intended use. A 510(k) submission must provide information supporting its claim of substantial equivalence to the Predicate Device. The FDA permits certain low risk medical devices to be marketed without requiring the manufacturer to submit a premarket notification. In other instances, the FDA may not only require that a premarket notification be submitted, but also that such notification be accompanied by clinical data. If clinical data from human experiences are required to support the 510(k) submission, these data must be gathered in compliance with Integral Device Exemption (“IDE”) regulations for clinical trials performed in the United States. The FDA review process for premarket notifications submitted pursuant to section 510(k) should take about 90 days on average, but it can take substantially longer if the FDA has concerns. Furthermore, there is no guarantee that the FDA will “clear” the device for marketing, in which case the device cannot be distributed in the United States. There is no guarantee that the FDA will deem the device subject to the 510(k) process, as opposed to the more time-consuming, resource intensive and problematic process described below.

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

Even when a clinical study has been approved or cleared by the FDA or deemed approved, the study is subject to factors beyond a manufacturer’s control, including, but not limited to the fact that the institutional review board at a given clinical site might not approve the study, might decline to renew approval which is required annually, or might suspend or terminate the study before the study has been completed. The interim results of a study may also not be satisfactory, leading the sponsor to terminate or suspend the study on its own initiative or the FDA may terminate or suspend the study. There is no assurance that a clinical study at any given site will progress as anticipated; there may be an insufficient number of patients who qualify for or agree to participate in the study, or the investigator at the site may have priorities other than the study. Also, there can be no assurance that the clinical study will provide sufficient evidence to assure the FDA that the product is either (i) safe and effective, a prerequisite for FDA approval of a PMA, or (ii) substantially equivalent in terms of safety and effectiveness to a Predicate Device, a prerequisite for clearance under 510(k). Even if the FDA approves or clears a device, it may limit its intended uses in such a way that manufacturing and distributing the device may not be commercially feasible.

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

In the United States, HIPAA regulations require national standards for some types of electronic health information transactions and the data elements used in those transactions, security standards to ensure the integrity and confidentiality of health information and standards to protect the privacy of individually identifiable health information. Covered entities under HIPAA, which include health care organizations such as our clients, our employer clinic business model and our claims processing, transmission and submission services, are required to comply with the privacy standards, the transaction regulations and the security regulations. As a business associate of our clients who are covered entities, we are generally required by contract to comply with the HIPAA regulations as they pertain to handling of covered client data. However, the extension of these HIPAA obligations to business associates by law has created additional liability risks related to the privacy and security of individually identifiable health information.

Employees

As of September 30, 2013, we had 50 full-time and 2 part-time employees in the U.S. and 13 full-time employees in the Philippines.  None of these employees are represented by a labor union or subject to a collective bargaining agreement.  We have never experienced a work stoppage and our management believes that our relations with employees are good.

Additional Available Information

We maintain executive offices and principal facilities at 1365 West Business Park Drive, Orem, Utah, 84058.  Our telephone number is (877) 219-6050. We maintain a World Wide Website at www.activecare.com. The information on our website should not be considered part of this report.  We make available, free of charge at our corporate website, copies of our annual reports filed under the Exchange Act with the United States Securities and Exchange Commission (“SEC”) on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act.  We also provide copies of our Forms 8-K, 10-K, 10-Q, proxy and annual report at no charge to investors upon request.

All reports filed with the SEC are available free of charge through the SEC website at www.sec.gov.  In addition, the public may read and copy materials we have filed with the SEC at the SEC’s public reference room located at 450 Fifth St., N.W., Washington, D.C. 20549.

Item 1A.  Risk Factors

We have identified the following important factors that could cause actual results to differ materially from those projected in any forward looking statements we may make from time to time.  We operate in a continually changing business environment in which new risk factors emerge from time to time.  We can neither predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statement.  If any of these risks, or combination of risks, actually occur, our business, financial condition and results of operations could be seriously and materially harmed, and the trading price of our common stock could decline.

Investors should also be aware that while we do, from time to time, communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information.  Accordingly, stockholders should not assume that we agree with any statement or report issued by any analyst, regardless of the content of the statement or report.  Furthermore, we do not confirm financial forecasts or projections issued by others.  Thus, to the extent that reports issued by securities analysts contain any projections, forecasts, or opinions, such reports are not the responsibility of ActiveCare.

Because of our history of accumulated deficits, recurring losses and negative cash flows from operating activities, we must improve profitability and may be required to obtain additional funding if we are to continue as a “going concern.”

We incurred negative cash flows from operating activities and recurring net losses in fiscal years 2013 and 2012.  We had negative working capital at the end of each of those years.  As of September 30, 2013 and 2012, our accumulated deficit was $63,311,088 and $37,359,214, respectively.  These factors raise substantial doubt about our ability to continue as a going concern. The financial statements included with this report do not include any adjustments that might result from the outcome of this uncertainty.  In order for us to remove substantial doubt about our ability to continue as a going concern, we must improve gross margins, generate positive cash flows from operating activities and obtain the necessary debt or equity funding to meet our projected capital investment requirements.  Subsequent to year end, we completed the sale of $3,120,000 of 8% Series F variable rate convertible preferred stock, converted $2,241,195 of debt and accrued interest to common stock,  converted $573,868 of debt and accrued interest to Series F variable rate convertible preferred stock, and $83,473 debt and accrued interest to Series E preferred stock.  However, we require additional funding to remove the substantial doubt about our ability to continue as a going concern.  If we are unable to increase revenues or obtain additional financing, we will be unable to continue the development of our products and we may have to cease operations.

Our financial statements have been prepared on the assumption that we will continue as a going concern.  Our independent registered public accounting firm has issued their report dated January 13, 2014, which includes an explanatory paragraph stating that our recurring losses, among other things, raise substantial doubt about our ability to continue as a going concern.  It has been necessary to rely upon loans and the sale of our equity securities to sustain operations.  Our management anticipates that we may require additional capital over the next 12 months to fund ongoing operations.  There can be no guarantee that we will be able to obtain such funds, or obtain them on satisfactory terms, and that such funds would be sufficient.  If such additional funding is not obtained, we may be required to scale back or discontinue operations.

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

Our ActiveOne and ActiveOne+ products utilize technology based in part on patents that have been licensed to us for use within our markets.  Our success in adding to our existing product line will depend on our ability to acquire or otherwise license competitive technologies and products and to operate without infringing the proprietary rights of others, both in the United States and internationally.  No assurance can be given that any licenses required from third parties will be made available on terms acceptable to us, or at all.  If we do not obtain such licenses, we could encounter delays in product introductions while we attempt to adopt alternate sources.  We could also find that the manufacture or sale of products requiring such licenses is not possible.  Litigation may be necessary to defend against claims of infringement, to protect trade secrets or know-how owned by us, or to determine the scope and validity of the proprietary rights of others.  Such litigation could have an adverse and material impact on us and on our operations.

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

Recent changes in insurance and health care laws have created uncertainty in the health care industry.

The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the Health Care Reform Law, significantly expanded health insurance coverage to uninsured Americans and changed the way health care is financed by both governmental and private payers. We expect expansion of access to health insurance to increase the demand for our products and services, but other provisions of the Health Care Reform Law could affect us adversely. Additionally, further federal and state proposals for health care reform are likely. We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us.

The collection, retention and disclosure of personal information and patient health information is regulated by law and subjects us and our business associates to potential liability for unauthorized disclosure and other use of such information.

State, federal and foreign laws, such as the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), regulate the confidentiality of sensitive personal information and the circumstances under which such information may be released. These measures may govern the disclosure and use of personal and patient medical record information and may require users of such information to implement specified security measures, and to notify individuals in the event of privacy and security breaches. Evolving laws and regulations in this area could restrict the ability of our customers to obtain, use or disseminate patient information, or could require us to incur significant additional costs to re-design our products in a timely manner to reflect these legal requirements, either of which could have an adverse impact on our results of operations. Other health information standards, such as regulations under HIPAA, establish standards regarding electronic health data transmissions and transaction code set rules for specified electronic transactions, for example, transactions involving claims submissions to third-party payers. These also continue to evolve and are often unclear and difficult to apply. In addition, under the federal Health Information Technology for Economic and Clinical Health Act (HITECH Act), which was passed in 2009, some of our business that was previously only indirectly subject to federal HIPAA privacy and security rules became directly subject to such rules because we may serve as “business associates” to persons or entities that are subject to these rules. On January 17, 2013, the Office for Civil Rights of the Department of Health and Human Services released a final rule implementing the HITECH Act and making certain other changes to HIPAA privacy and security requirements. Compliance with the rule was required by September 23, 2013, and increased the requirements applicable to some of our business. Failure to maintain the confidentiality of sensitive personal information in accordance with the applicable regulatory requirements, or to abide by electronic health data transmission standards, could expose us to breach of contract claims, fines and penalties, costs for remediation and harm to our reputation.

Our industry is fragmented, and we experience intense competition from a variety of sources, some of which are better financed and better managed than we are.

We face, and will continue to face, competition in the Chronic Illness Monitoring market.  In addition, competition in the CareServices market is also significant.  Many, if not most, of our competitors and potential competitors are much larger and consequently have greater access to capital.  Moreover, many of our competitors have far greater name recognition and experience in the Chronic Illness Monitoring and CareServices industry.  There can be no assurance that competition from other companies will not render our products noncompetitive.

We are highly dependent on our executive officers and certain of our scientific, technical and operations employees.

We depend heavily on our executive officers and certain scientific, technical, and operations employees, including David Derrick (Chief Executive Officer) and Michael Acton (Chief Financial Officer).  As of the date of this Report, we do not have an employment agreement with Michael Acton.  The loss of services of any of these individuals could impede the achievement of our objectives.  There can be no assurance that we will be able to attract and retain qualified executive, scientific, or technical personnel on acceptable terms.

We rely on third parties to manufacture our product line.

We do not own or operate manufacturing facilities for the manufacture of our ActiveOne+ devices and Chronic Illness Monitoring supplies.  Consequently, we are dependent on these contract manufacturers for the production of existing products and will depend on third-party manufacturing resources to manufacture equipment and devices we may add to our product line in the future.  In the event we are unable to obtain or retain third-party manufacturing, we will not be able to continue operations as they relate to the sale of equipment and devices.

From time to time, we may be subject to expensive claims relating to product liability law; our ability to insure against this risk is limited.

The use of any of our existing or potential products in clinical settings may expose us to liability claims. These claims could be made directly by persons who assert that inaccuracies or deficiencies in their test results were caused by defects in our products.  Alternatively, we could be exposed to liability indirectly by being named as a third-party defendant in actions brought against companies or persons who have purchased our products.  We have obtained limited product liability insurance coverage and we intend to expand our insurance coverage on an as needed basis as sales revenue increases.  However, insurance coverage is becoming increasingly expensive, and no assurance can be given that we will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability.  There can also be no assurance that we will be able to obtain commercially reasonable product liability insurance for any products added to our product line in the future.  A successful product liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

Ineffective internal controls could impact our business and operating results.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud.  Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.  If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results may be harmed and we could fail to meet our financial reporting obligations.

Risks Related to Ownership of Our Common Stock

Concentration of ownership among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and principal stockholders own, in the aggregate, approximately 55% of our outstanding common stock.  In addition, certain of our officers and all of our directors have been granted warrants to purchase common stock and convertible Series D and Series E preferred stock, all of which are exercisable as of the date of this Report.  The exercise of such warrants and preferred stock might also result in substantial dilution to our existing stockholders.  As a result of the ownership of the shares currently held, their ownership and potential exercise of these options and preferred stock, these stockholders may be able to exercise significant control over matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions and will have significant control over our management and policies.  The interests of these stockholders may not be consistent with the interests of all other stockholders.

This control or the potential for such control may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in our best interests.

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

Any future trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business.  We do not currently have and may never obtain research coverage by securities and industry analysts.  If no securities or industry analysts commence coverage of us, the trading price for our common stock would be negatively impacted.  If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline.  If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.

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

Item 2.  Properties

We lease office facilities of approximately 17,350 square feet located at 1365 West Business Park Drive, Orem, Utah, 84058.  This lease expires in July 2018 and the monthly rent is approximately $15,900 subject to annual adjustments.

Our Philippines office is located at Unit 606 Keppel Center, Cebu Business Park, Cebu City, Philippines.  The lease has a three-year term expiring in May 2014.  The monthly rent begins at 64,975 Philippine Pesos (approximately $1,300) per month, with 10% annual increases.

Management believes the facilities described above are adequate to accommodate presently expected growth and needs of our operations.  As we continue to grow, additional facilities or the expansion of existing facilities likely will be required.

Item 3.  Legal Proceedings

On December 18, 2012, iLife Technologies, Inc. filed a lawsuit against nine companies, including ActiveCare, for patent infringement in the District Court for the Northern District of Texas.  The lawsuit alleged infringement of seven patents owned by iLife purportedly related to the use of accelerometers in devices used to monitor the status of a user.  In May 2013, ActiveCare entered into a settlement agreement and patent license agreement with iLife Technologies, Inc. and an agreed motion was filed to dismiss all claims of the lawsuit.  The final payment required by the settlement agreement and patent license patent agreement was made in December 2013.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the OTC Bulletin Board under the symbol “ACAR.OB.”  The following table sets forth the range of high and low market prices of our common stock as reported for the periods indicated.  The information is available online at http://finance.yahoo.com.  During the quarter ended June 30, 2013, we implemented a 10-for-1 reverse common stock split.  The data below have been retroactively adjusted to reflect the effects of the reverse stock split.

Fiscal Year Ended September 30, 2012	High	Low

First Quarter	$5.20	$2.00
Second Quarter	$4.90	$1.10
Third Quarter	$1.30	$0.50
Fourth Quarter	$0.90	$0.30

Fiscal Year Ended September 30, 2013	High	Low

First Quarter	$1.50	$0.40
Second Quarter	$2.80	$0.80
Third Quarter	$11.00	$0.90
Fourth Quarter	$1.62	$0.66

Holders

As of January 13, 2014, there were approximately 2,400 holders of record of our common stock and 32,860,314 shares of common stock outstanding. We have granted options and warrants for the purchase of approximately 7,094,000 shares of common stock.  We have issued and outstanding 70,539 shares of Series E preferred stock, 45,000 shares of Series D preferred stock, and 7,803 shares of Series F preferred stock.

Dividends

Since incorporation, we have not declared any cash dividends on our common stock.  We do not anticipate declaring cash dividends on our common stock for the foreseeable future.   Our Series C and Series D preferred stock carry 8% annual dividend rates.  Our Series E preferred stock carries a 3.322% monthly dividend rate.  Subsequent to year-end we designated Series F preferred stock, which carries an 8% annual dividend rate until April 30, 2015, 16% from May 1, 2015 until July 31, 2015, 20% from August 1, 2015 until October 31, 2015, and 25% thereafter.

Dilution

The Board of Directors determines when and under what conditions and at what prices to issue stock.  In addition, a significant number of shares of common stock are reserved for issuance upon exercise of stock options and warrants.  The issuance of any shares of common stock for any reason will result in dilution of the equity and voting interests of existing stockholders.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, Plaza Level, New York, NY 11219.

Equity Compensation Plans

Under management agreements in fiscal years 2009, 2012, and 2013, we granted our Chief Executive Officer and former Chief Executive Officer equity compensation in the form of restricted stock and warrants for the purchase of common stock.  We have also granted warrants for the purchase of common stock to our directors.  The following table summarizes certain information concerning equity plan awards outstanding as of September 30, 2013.

Equity Compensation Plan Information

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
	(#)		($)	(#)

Equity compensation plans approved by security holders	-		$-	-

Equity compensation plans not approved by security holders	2,038,253		1.21

Totals	2,038,253	(1)	$1.21

(1)       Includes 1,110,487 shares of common stock issuable upon exercise of outstanding warrants granted to our former chief executive officers, 92,000 shares to our Board of Directors, and 835,766 shares of common stock issuable upon exercise of outstanding warrants granted to officers.

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

During the three months ended September 30, 2013, we issued the following shares of common stock without registration under the Securities Act:

•	130,021 shares valued at $163,927 as compensation for services to three independent consultants;

•	120,000 shares valued at $168,000 as compensation for a key employee as an incentive to work for the Company. The stock vests according to the terms of the employment agreements;

•	350,000 shares valued at $350,000 for options exercised by employees;

•	150,000 shares valued at $187,500 for an employment contract extension with a key employee;

•	25,000 shares valued at $31,750 to medical advisory board members for services through September 2014;

•	25,000 shares valued at $31,750 for service provided by a board member;

•	102,500 shares as loan origination fees at a value of $133,100;

•	10,903,463 shares for the conversion of outstanding debt in the amount of $15,282,464;

•	166,200 shares valued at $225,300 to settle an accrued liability of $126,200;

•	100,000 shares for the conversion of 20,000 shares of Series D preferred stock;

•	50,000 shares for 10,000 shares of Series D preferred stock canceled for loan origination fees to an unrelated party;

•	98,452 shares valued at $135,233 as dividends accrued for Series C and Series D preferred stock-holders;

•	1,313,334 shares valued at $1,842,334 for cash receipt of $985,000;

During the three months ended September 30, 2013, we issued the following shares of Series D preferred stock without registration under the Securities Act:

•	22,000 shares for a bonus to an officer, the value on the date of grant was $137,500;

•	1,893 shares for dividends on Series C preferred stock, the value on the date of grant was $13,610;

•	2,683 shares for dividends on Series D preferred stock, the value on the date of grant was $18,426;

•	80,717 shares for consulting services by an entity controlled by an officer of the Company, which were previously accrued in the amount of $542,878;

•	40,669 shares issued in exchange for 203,345 shares of common stock;

•	2,055 shares for prepaid service to an entity controlled by an officer, the value on the date of issuance was $14,899.

During the three months ended September 30, 2013, we issued the following shares of Series E preferred stock without registration under the Securities Act:

•	61,723 shares for the conversion of outstanding debenture loans and accrued interest of $614,765.

The shares of common stock and preferred stock issued in the above transactions were not registered under the Securities Act in reliance upon exemptions from registration under Section 4(a)(2) of the Securities Act.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader better understand our Company, our operations and our present business environment.  This information is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements for the fiscal years ended September 30, 2013 and 2012 and the accompanying notes thereto contained in this report.

Recent Developments

We have financed operations primarily through short-term debt and the sale of our equity securities.  Accordingly, if our revenues continue to be insufficient to meet our needs, we will attempt to secure additional financing through traditional bank financing or through the sale of equity securities or debt instruments.  However, because of our current financial condition, our attempts may be unsuccessful in obtaining such financing or the amount of the financing obtained may be inadequate to continue to implement our plan of operations.  There can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through debt or equity offerings.  If we only have nominal funds with which to conduct our business activities, this will negatively impact the results of operations and our financial condition.

During fiscal year 2013, we sold the net assets and operations of our Reagents business segment.  Net consideration received was $184,318 in cash in exchange for net assets of $129,222, which were comprised of $33,069 of accounts payable, $82,959 of net receivables, $53,500 of net inventory, and $25,832 of net property and equipment.  The Company may receive additional annual payments of five percent of the net income of the purchaser, through the fifth anniversary, if revenue from the purchaser is at least $465,000 for the previous twelve-month period ending on the closing date anniversary.  The sale of the Reagent business allows us to focus on our Chronic Illness Monitoring and CareService segments.

Key Business Indicators

In assessing the performance of our business, we consider a variety of performance and financial measures.  The key measures for determining how our business is performing are net sales, gross profit margin and selling, general and administrative expenses.

Net Sales

Net sales constitute gross sales net of any returns and merchandise discounts.

Gross Profit

Gross profit is equal to our net sales minus our cost of revenues. Gross margin measures gross profit as a percentage of our net sales.  Cost of revenues includes the direct costs of purchased merchandise, commissions, distribution costs, freight costs and purchasing costs.

Our cost of revenues is substantially higher in higher volume quarters because cost of revenues generally increases as net sales increase.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include administration, stock-based compensation (discussed below) and occupancy costs.  These expenses do not generally vary proportionately with net sales.  As a result, selling, general and administrative expenses as a percentage of net sales are usually higher in lower volume quarters and lower in higher volume quarters.

Stock-based Compensation Expense

During fiscal year 2013, we granted 1,579,632 shares of common stock, 482,130 shares of Series D preferred stock, and 2,086,967 common stock purchase warrants to our consultants and employees. Stock-based compensation expense for fiscal year 2013 was approximately $3,447,000. See “Critical Accounting Policies” below.

Fiscal Year 2013 Compared to Fiscal Year 2012

Revenues

Net revenues for fiscal year 2013 were $11,400,000 compared to $1,059,000 for fiscal year 2012, an increase of $10,341,000 or 976%.  Revenues from Chronic Illness Monitoring were $9,739,000 for the fiscal year 2013, compared to $707,000 for fiscal year 2012.  The increase is due to significant new customers and improving our product and services.  Revenues from CareServices for fiscal year 2013 totaled $1,661,000, compared to $352,000 for fiscal year 2012.  The increase is due to having customers from the acquisition of Green Wire for a full fiscal year.

Cost of Revenues

Cost of revenues for fiscal year 2013 were $9,635,000, compared to $1,273,000 for fiscal year 2012, an increase of $8,362,000.  The increase in cost of revenues resulted primarily from expenses related to the growth of our revenue.  Chronic Illness Monitoring costs of revenue were $7,310,000 and CareServices costs of revenue were $2,325,000.

Gross Profit

Gross profit for fiscal year 2013 was $1,764,000, compared to a gross deficit for fiscal year 2012 of $214,000, an increase of $1,978,000.  The improvement in gross profit resulted primarily from Chronic Illness Monitoring revenue growth.  We expect gross profit to improve in fiscal year 2014 as we onboard more Chronic Illness Monitoring customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal year 2013 were $11,040,000, compared to $8,856,000 for fiscal year 2012, an increase of $2,184,000 or 25%.  The increase was primarily due to sales expenses related to the Chronic Illness Monitoring revenue growth and investor relation expenses as we secured debt and equity financing.  We expect our selling, general and administrative expenses will increase as we increase our marketing efforts and secure additional financing.

Research and Development Expenses

Research and development expenses for fiscal year 2013 were $832,000, compared to $187,000 for fiscal year 2012.  The increase is primarily due to the development of the Chronic Illness Monitoring operation system.  We expect to continue investing in research and development as we develop new platforms for Chronic Illness Monitoring.

Loss on Derivatives Liability

Derivative loss for fiscal year 2013 was $333,000, compared to $2,104,000 for fiscal year 2012.  Derivative liabilities recorded as of September 30, 2013 include convertible debt instruments with variable conversion elements.  Derivative liabilities recorded as of September 30, 2012 included convertible debt instruments recorded as derivative liabilities due to insufficient remaining authorized shares for debt conversion, the exercise of outstanding options and the conversion of convertible preferred stock.  The derivative liabilities as of September 30, 2012 were eliminated during fiscal year 2013 due to the 10-for-1 reverse common stock split, which decreased the number of outstanding shares and convertible shares of “freestanding instruments,” which allows us to reserve sufficient shares to settle “freestanding instruments.”

Loss on Induced Conversion of Debt and Sale of Common Stock

During fiscal year 2013, we offered an induced conversion rate to all debt holders at a rate of $0.75 per share of common stock, which was below the market price of the stock.  Debt and accrued interest of $10,004,000 was converted to shares of common stock.  We also offered the private placement of common stock to existing investors at $0.75 per share, which was below the market price.  The difference between the offered price and the market price of all common stock issued was $9,356,000 and is recorded as a loss on induced conversion of debt and sale of common stock.  We believe this improved our balance sheet and positioned us to invest more resources in growing the Chronic Illness Monitoring business.

Interest Expense

Interest expense for fiscal year 2013 was $5,584,000, compared to $858,000 for fiscal year 2012.  The increase was primarily due to $9,511,000 of net debt financing received to grow the Chronic Illness Monitoring business.  The majority of debt was converted to shares of common stock as noted above in “Loss on Induced Conversion of Debt”.

Other Income and Expense

The loss on disposal of equipment for fiscal year 2013 was $200,000, compared to $0 for fiscal year 2012.  The increase was due to the disposal of assets in connection with the move of our corporate headquarters to Orem Utah.

Discontinued Operations

In June 2013, we sold the net assets and operations of the Reagents business segment of the Company to a third party for $184,318 in cash.  During fiscal years 2013 and 2012, we recognized a loss from discontinued operations of $5,312 and $145,990, respectively.

Net Loss

Net loss for fiscal year 2013 was $25,631,000, compared to $12,366,000 for fiscal year 2012 for the reasons described above.

Liquidity and Capital Resources

Our primary sources of liquidity are the proceeds from the sale of our equity securities and borrowings.  We have not historically financed operations from cash flows from operating activities.  We anticipate that we will continue to seek funding to supplement revenues from the sale of our products and services through the sale of equity securities and borrowings until we achieve positive cash flows from operating activities under our new business plan.

Our cash balance as of September 30, 2013 was $224,000.  At that time, we had a working capital deficit of $3,251,000, compared to a working capital deficit of $10,144,000 at September 30, 2012.  The increase in working capital is primarily due to an increase in accounts receivable due to an increase in Chronic Illness Monitoring revenue, the decrease in derivative liabilities, and the conversion of debt to equity.

Operating activities in fiscal year 2013 used cash of $8,945,000, compared to $2,948,000 in fiscal year 2012.  The increased cash used in operating activities was due to increased operating expenses of our Chronic Illness Monitoring segment, which had a significant revenue increase.

Investing activities in fiscal year 2013 used cash of $296,000, compared to $386,000 in fiscal year 2012.  The decreased use of cash in investing activities was due to no acquisitions being undertaken during fiscal year 2013.  During fiscal year 2012, we used $350,000 in the acquisition of 4G Biometrics, LLC.

Financing activities in fiscal year 2013 provided cash of $8,935,000, compared to $3,686,000 in fiscal year 2012. The increase in cash from financing activities is due to the increase in debt and equity financing during fiscal year 2013.

We had an accumulated deficit at September 30, 2013 of $63,311,000, compared to $37,359,000 as of September 30, 2012.  Our total stockholders’ deficit at September 30, 2013 was $791,000 compared to $7,715,000 as of September 30, 2012.  These changes were primarily due to the induced conversion of debt to equity and our net loss in fiscal year 2013.

Going Concern

Although we had positive gross margin for fiscal year 2013, we incurred negative cash flows from operating activities and recurring net losses for fiscal years 2013 and 2013.  We had negative working capital at the end of each of those years.    As of September 30, 2013 and 2012, our accumulated deficit was $63,311,088 and $37,359,214, respectively.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements included in this Form 10-K do not include any adjustments that might result from the outcome of this uncertainty.

In order for us to remove substantial doubt about our ability to continue as a going concern, we must continue to improve gross profits, generate positive cash flows from operating activities and obtain the necessary debt or equity funding to meet our projected capital investment requirements.  Our management’s plans with respect to this uncertainty include raising additional capital by issuing equity securities and increasing sales of our services and products.  There can be no assurance that we will be able to raise sufficient capital or that revenues will increase rapidly enough to offset operating losses and repay our debts as they come due.  If we are unable to increase revenues or obtain additional financing, we will be unable to continue the development of our products and may have to cease operations.

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

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and the future adoptions of any such pronouncements are not expected to have a material impact on our financial condition or our results of operations.

Critical Accounting Policies

The following summary includes accounting policies that we deem to be most critical to our business.  Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that were uncertain at the time the estimate was made, and

•	Changes in the estimate or different estimates that could have been selected could have a material impact on the consolidated results of operations or financial condition.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities; revenues and expenses for the reporting periods.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.  On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue recognition, and income taxes.  We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable and the results provide a basis for making judgments about the carrying values of the related assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

In May 2013, we effected a 10-for-1 reverse common stock split.  The consolidated financial statements and notes for all periods presented have been retroactively adjusted to reflect the reverse common stock split.

We believe our accounting policies with  respect to fair value of financial instruments, concentrations of credit risk, allowances for doubtful accounts receivable, inventories, impairment of assets, and revenue recognition are critical to an understanding of our financial results as described below.

Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. Derivative financial instruments are recorded at fair value based on current market pricing models. We estimate that, based on current market conditions, the fair values of long-term debt obligations approximate their carrying values as of September 30, 2013.

Concentrations of Credit Risk

We have cash in bank accounts that, at times, may exceed federally insured limits.  We have not experienced any losses in these accounts.

In the normal course of business, we provide credit terms to its customers and requires no collateral.  We perform ongoing credit evaluations of our customers’ financial condition.  We maintain an allowance for doubtful accounts receivable based upon management’s specific review and assessment of each account at the period end.  During fiscal year 2013, we had revenues from three significant Chronic Illness Monitoring customers which represented 72% of total revenue.  As of September 30, 2013 accounts receivable from significant customers represented 92% of total accounts receivable.  During fiscal year 2012, we had revenues from one significant Chronic Illness Monitoring customers which represented 28% of total revenues.  As of September 30, 2012 accounts receivable from significant customers represented 51% of total accounts receivable.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets, typically three to seven years.  Leasehold improvements are amortized over the shorter of the estimated useful lives of the asset or the term of the lease.  Expenditures for maintenance and repairs are expensed as incurred.  Upon the sale or disposal of property and equipment, any gains or losses are included in the results of operations.

Equipment Leased to Customers

Our leased equipment is stated at cost less accumulated depreciation and amortization.  We amortize the cost of leased equipment on a straight-line basis over 36 months, which is the estimated useful life of the equipment.  Amortization of leased equipment is recorded as cost of sales.

Goodwill

Goodwill is not amortized but is reviewed for potential impairment at least annually.  The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows.  Future cash flows can be affected by changes in industry or market conditions.  Goodwill was not impaired during fiscal years 2013 or 2012.

Impairment of Long-Lived Assets

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to twenty years.  Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  No long-lived assets were considered to be impaired during fiscal years 2013 or 2012.

Revenue Recognition

Our revenue has historically been from three sources: (i) sales of Chronic Illness Monitoring services and supplies; (ii) sales from CareServices; (iii) sales of medical diagnostic stains from our Reagents segment, which was sold during fiscal year 2013.  Information regarding revenue recognition policies relating to our remaining business segments is contained in the following paragraphs.

Chronic Illness Monitoring

We began chronic illness monitoring sales through our acquisition of 4G Biometrics, LLC in the quarter ended March 31, 2012.  We recognize Chronic Illness Monitoring revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer, prices are fixed or determinable and collection is reasonably assured.

Shipping and handling fees billed to customers are included as part of net revenues.  The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of revenues.  Sales of Chronic Illness Monitoring products and services do not contain multiple deliverables.

We enter into agreements with insurance companies, disease management companies, and self-insured companies (collectively, customers) to lower medical expenses by distributing diabetic testing supplies to their customers or employees (members) and monitoring their test results.  Customers are obligated to pay for the supplies at the time of shipment and cash is due from these customers as the product is deployed to the members.  The term of these contracts are generally one year and, unless terminated by either party, will automatically renew for another year.  Collection terms are net 30-days after claims are submitted.  The Chronic Illness Monitoring sales for fiscal year 2013 were $9,738,988.

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

CareServices

“CareServices” include contracts in which we provide monitoring services to end users and sell devices to distributors.  We typically enter into contracts on a month-to-month basis with customers (members) that use our CareServices.  However, these contracts may be cancelled by either party at any time with 30-days notice.  Under our standard contract, the device becomes billable on the date the member orders the product, and remains billable until the device is returned to us.  We recognize revenue on devices at the end of each month that CareServices have been provided.  In those circumstances in which payment is received in advance, the Company records these payments as deferred revenue.

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

To qualify for the recognition of revenue at the time of sale, the following must exist:

•	The price to the buyer is fixed or determinable at the date of sale.

•	The buyer has paid or the buyer is obligated to pay within terms, and the obligation is not contingent on resale of the product.

•	The buyer’s obligation would not be changed in the event of theft or physical destruction or damage of the product.

•	The buyer acquiring the product for resale has economic substance apart from that provided by us.

•	We do not have significant obligations for future performance to directly bring about resale of the product by the buyer.

•	The amount of future returns can be reasonably estimated and are not significant.

The vast majority of sales for CareServices are service revenues.  Because equipment sales are not material, we present services and equipment sales together in the accompanying financial statements.

Our distributors are not required to maintain specified amounts of product on hand or make minimum purchases to maintain distributor status.  Distributors have no stock rotation rights or additional rights of return.  Revenues from products sold with long-term service contracts are recognized ratably over the expected life of the contract.  Revenues are recorded net of sales returns and discounts. There are no significant judgments or estimates associated with the recording of revenues.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by us in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward looking statements regarding our expectations about future sales growth, future training and consulting sales activity, renewal of existing contracts, anticipated expenses, the adequacy of existing capital resources, projected cost reduction and strategic initiatives, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuation expenses, future compliance with the terms and conditions of our debt obligations, the expected repayment of our liabilities in future periods, expectations regarding income tax expenses as well as tax assets and credits and the amount of cash expected to be paid for income taxes, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of this annual report on Form 10-K for the fiscal year ended September 30, 2013, entitled “Risk Factors.”

The risks included here are not exhaustive.  Other sections of this report may include additional factors that could adversely affect our business and financial performance.  Moreover, we operate in a very competitive and rapidly changing environment.  New risk factors may emerge and it is not possible for our management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any single factor, or combination of factors, may cause actual results to differ materially from those contained in forward-looking statements.  Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results.

The market price of our common stock has been and may remain volatile.  In addition, the stock markets in general have experienced increased volatility.  Factors such as quarter-to-quarter variations in revenues and earnings or losses and our failure to meet expectations could have a significant impact on the market price of our common stock.  In addition, the price of our common stock can change for reasons unrelated to our performance.  Due to our low market capitalization, the price of our common stock may also be affected by conditions such as a lack of analyst coverage and fewer potential investors.

Forward-looking statements are based on management’s expectations as of the date made, and we do not undertake any responsibility to update any of these statements in the future except as required by law.  Actual future performance and results will differ and may differ materially from that contained in or suggested by forward-looking statements as a result of the factors set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in our filings with the SEC.

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements are included beginning on page F-1 of this report:

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the years ended September 30, 2013 and 2012, there were no: (i) disagreements with our independent registered public account firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to such firm’s satisfaction, would have caused the independent registered public account firm to make reference to the subject matter thereof in connection with their reports for such years; or (ii) reportable events, as described under Item 304(a)(1)(v) of Regulation S-K, except for the material weaknesses noted in Item 9A.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective.  During the audit process, we identified material weaknesses discussed below in the Report of Management on Internal Control over Financial Reporting.

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

Financial Reporting Process

We did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S. generally accepted accounting principles. Specifically, we initially failed to appropriately account for and disclose the valuation and recording of certain derivatives, equity and financing arrangements.

We are in the process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort and staffing is needed to fully remedy these deficiencies. Our management, audit committee, and directors will continue to work with outside advisors to ensure that our controls and procedures become adequate and effective.

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report Form 10-K.

Changes in Internal Control over Financial Reporting

During fiscal year 2013, we hired additional finance and accounting personnel to improve internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Inherent Limitations on the Effectiveness of Internal Controls

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below are the name, age, position and a description of the business experience of each of our executive officers, directors and other key employees as of September 30, 2013.

Name	Age	Position

David G. Derrick	60	Chairman (Director) and Chief Executive Officer
James G. Carter	74	Director
William K. Martin	70	Director
Jack J. Johnson	71	Director
Robert J. Welgos	75	Director
Michael G. Acton	50	Chief Financial Officer, Secretary-Treasurer

David G. Derrick – Chief Executive Officer and Chairman

Mr. Derrick has been our Chief Executive Officer and Chairman of our Board of Directors since July 2012.  From February 2001 until June 30, 2011, Mr. Derrick was the Chairman and Chief Executive Officer of SecureAlert, our former parent corporation.  Prior to joining SecureAlert, Mr. Derrick occupied directorship and management positions in other companies.  From 1979 to 1982, Mr. Derrick was a faculty member at the University of Utah, College of Business.  Mr. Derrick graduated from the University of Utah with a Bachelor of Arts degree in Economics and a Masters in Business Administration degree with an emphasis in Finance.  Our Board of Directors believes Mr. Derrick’s long association with our business and its development and his long support of the Company uniquely qualify him to serve as our principal executive officer and Chairman.

James G. Carter - Director

Mr. Carter joined our board in September 2008.  He is the founder and principal of J. Carter Wine & Spirits, Inc. (1989-2002) and is a director and former president of White Beeches Golf & Country Club since 1990.  Mr. Carter’s business experience includes Vice President of Sales & Marketing (North America and Caribbean) for Suntory International Corp. (1981-1989), National Sales Director Wines for Austin Nichols & Company, Inc. (1975-1980).  He is a former Councilman and Council President for the Township of Washington (Bergen County, New Jersey).  He retired in 2000.  Mr. Carter attended Villanova University. Mr. Carter has a very strong sales and marketing background with Suntory International Corp. and Austin Nichols & Company.  We believe that Mr. Carter’s experiences in starting, owning, and operating his own business and his extensive sales experience, qualify him to serve as a member of our Board of Directors as we continue to develop our distribution networks and design our marketing and sales programs.

William K. Martin - Director

Mr. Martin joined our board in September 2008.  He is a founder/partner/broker of Commerce CRG, and has served as its managing director from 1993 through the present, as well as acting as the Associate Broker in the firm’s Park City, Utah, office since 2007.  Commerce CRG is a commercial real estate and management business, and is an independently owned and operated member of the Cushman & Wakefield Alliance, which focuses on commercial real estate and management. Mr. Martin has also been a board member of a number of national and international real estate service firms.  Mr. Martin has also been active in industry organizations and is currently a member of the Economic Development Corporation of Utah and sits on that organization’s executive board.  Mr. Martin has a Bachelor of Science degree from Utah State University in Applied Statistical and Computer Science and has earned the rank of Captain in the United States Air Force (retired).  Mr. Martin has a very strong sales and marketing background with Commerce CRG and Cushman Wakefield.  Mr. Martin’s qualifications to serve on our board include his experience as a member of the State of Utah’s Economic Development board which gives him insight into governmental affairs and government relations, and his sales experience, assisting us we begin to bring our products and services to market and establish our distribution channels.

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

Robert J. Welgos – Director

Mr. Welgos joined our Board of Directors in June 2009.  He has a BS in engineering from the Newark College of Engineering (1962), and worked for 38 years with Allied Signal Corp (now Honeywell International), in various technical department management positions, including being responsible for operations of Customer Technical Service Dept., Design Engineering, Testing Laboratories, and Process Laboratories.  He also served as the Manager, North American Distributor Sales and Director of International Operations, where he established distribution networks throughout the Pacific Rim and South America.  During this period, he was instrumental in the creation of joint ventures with Lucky Goldstar in Korea and Japan Synthetic Rubber in Japan.  Mr. Welgos retired from Allied Signal Corp in 2000.  Mr. Welgos is the Chairman of our board’s Audit Committee.  Among other things, Mr. Welgos’ education and extensive experience in the industries described above qualify him to advise our Company in our research and development agenda and customer service solutions.  In addition, his experience in Asia is important as we source our products and manufacturing.

Michael G. Acton – Secretary, Treasurer and Chief Financial Officer

Mr. Acton joined us as Secretary-Treasurer at the time of our incorporation.  He has over 25 years of accounting experience in both the public and private sector and has been our Chief Financial Officer since June 2008. Mr. Acton is a Certified Public Accountant in the State of Utah and is a member of the AICPA and the UACPA. Mr. Acton served 10 years as the Secretary-Treasurer and as the Chief Financial Officer of SecureAlert, where he was responsible for numerous regulatory and fiscal decisions along with Corporate Governance issues. Mr. Acton's focus is on improving the Company’s financial organization, processes and reporting. He has significant knowledge and experience in business planning, financial planning, and cash flow improvement and with senior level financial matters such as acquisitions, investor relations, risk management and SEC reporting. He graduated from the University of Utah with a Masters of Professional Accountancy in June 1990 and received his Bachelors of Science in Accounting from the University of Utah in June 1989.

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

The compensation payable to Mr. Derrick under the Employment Agreement includes a base salary of $300,000 per year plus $15,000 of business expense reimbursement per month.  The Company also granted Mr. Derrick 80,000 Series D preferred shares as a signing bonus, however according to the agreement such shares cannot be converted into Common Stock until the Company has 20,000 members. The Company recognized $320,000 of compensation expense due to the vesting of the Series D preferred stock during fiscal year 2013.  The Employment Agreement also includes the grant of an option to purchase 1,000,000 shares common stock at an exercise price of $1.00 per share, vesting at the rate of 100,000 shares for every 5,000 members added by the Company during Mr. Derrick’s employment by the Company.  During fiscal year 2013, $782,885 was recorded as deferred compensation due to the issuance of the options.  $660,140 was recognized as compensation expense, and the remaining value will be amortized over the expected period of certain milestones reached.    During fiscal year 2013, the Company also granted Mr. Derrick a $350,000 bonus for option exercises for service for fiscal year 2013 and 2014.  $175,000 of the bonus was recognized as compensation expense, and $175,000 was recorded as deferred compensation and will be amortized through fiscal year 2014

Director Compensation

The table below summarizes the compensation we paid to our outside directors for their services as directors for the fiscal year ended September 30, 2013.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

David G. Derrick (1)	--	--	--	--	--	--	--
James G. Carter (2)	$37,500	$33,512	--	--	--	--	$71,012
William K. Martin (3)	$37,500	$11,460	--	--	--	--	$48,960
Robert J. Welgos (4)	$37,500	$35,530	--	--	--	--	$73,030
Jack Johnson (5)	$37,500	$12,900	--	--	--	--	$50,400

(1)
Mr. Derrick is Chief Executive Officer and Chairman of the Board of Directors. His compensation for the year ended September 30, 2013 is disclosed in the Summary Compensation Table, below. Mr. Derrick did not receive additional compensation for his service on the Board of Directors;

(2)	Mr. Carter received 17,753 shares of Series D preferred stock for $37,500 of BOD fees accrued and $33,512 of bonus;
(3)	Mr. Martin received 12,240 shares of Series D preferred stock for $37,500 of BOD fees accrued and $11,460 of bonus;
(4)	Mr. Welgos received 10,320 shares of Series D preferred stock and 25,000 shares of common for $37,500 of BOD fees accrued and $35,530 of bonus;
(5)	Mr. Johnson received 12,600 shares of Series D preferred stock for $37,500 of BOD fees accrued and $12,900 of bonus.

Item 11.  Executive Compensation

Chief Executive’s Management Agreement

During the fiscal year ended September 30, 2011, we entered into a four-year management contract with our then Chief Executive Officer, James J. Dalton, with an effective term of October 1, 2010 through September 30, 2014.  Under that agreement, we paid Mr. Dalton for his services as follows:

•	400,000 restricted shares of common stock were granted to Mr. Dalton at a price of $4.60 per share, which vested immediately; and

•	Warrants for the purchase of 300,000 shares of common stock at a price of $5.00 per share.

During the fiscal year ended September 30, 2012, we accelerated the above non-cash compensation to Mr. Dalton with total expense of $1,973,576. During the fiscal year ended September 30, 2012, we also granted Mr. Dalton warrants to purchase 360,000 shares of common stock at a price of $4.00 per share for his services.  The exercise price of these warrants was reduced to $1.00 per share during the fiscal year ended September 30, 2012, which resulted in additional compensation expense of $55,671.

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

During the fiscal year ended September 30, 2012, we paid Mr. Boone for his services as follows:

•	$68,742 in cash for consulting services; and

•	Warrants for the purchase of 125,288 shares of common stock at a price of $4.40 per share.

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

Mr. Dalton continues to serve the Company as a consultant in the area of investor relations.  During the fiscal years ended September 30, 2013 and 2012, we paid Mr. Dalton the sum of $300,000 and $120,000, respectively, for his consulting services to the Company.  Mr. Dalton also received bonus payments ranging from 5% to 10% on financing he raised for the Company.

Section 162(m) Compliance

Section 162(m) of the Internal Revenue Code (“Code”), limits us to a deduction for federal income tax purposes of no more than $1,000,000 of compensation paid to certain executive officers in a taxable year. Compensation in excess of $1,000,000 may be deducted if it is “performance-based compensation” within the meaning of the Code.

Our Board of Directors has determined that the stock purchase warrants granted under management contracts as described above, with an exercise price at least equal to the fair value of our common stock on the date of grant should be treated as “performance-based compensation.”  Our Board of Directors believes that we should be able to continue to manage our executive compensation program for our Named Executive Officers, defined below, so as to preserve the related federal income tax deductions, although individual exceptions may occur.

Summary Compensation Table

The following table summarizes information concerning the compensation awarded to, earned by, or paid to, three of our top paid officers including our Chief Executive Officer (principal executive officer) during fiscal years 2013 and 2012 (collectively, the “Named Executive Officers”) who were serving in such capacities as of September 30, 2013.

Name and principal position	Year ended September 30	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

James Dalton,	2012	-	-	$1,380,000	$1,601,140	-	-	$7,153	$2,988,293
PEO

David Boone,	2012	$68,742	-	-	$343,378	-	-	-	$412,120
PEO

David G. Derrick,	2013	$300,000		$1,010,140	-	-	-	$33,343	$1,343,483
PEO	2012	$150,000	-	$320,000					$470,000

Jeffery Peterson	2013	$125,800	-	$685,378	-	-	-	-	$811,178
Vice President of Finance	2012	$77,200	-	$1,445,308	-	-	-	-	$1,522,508

Darrell Meador,	2013	$180,000	-	$282,299	-	-	-	$24,071	$486,370
President of 4G Biometrics	2012	$90,000	-	-	-	-	-	-	$90,000

(1)	Column (i) includes long-term care insurance and other personal benefits. The amounts included in that column, representing premiums paid by us for the applicable insurance policies, include the following:

(2)	All amounts paid under the management agreement described above. All amounts except those reported in column (c) and column (i) are non-cash amounts and represent stock or option grants.

	Health Insurance	Dental, Vision, & Term Life Insurance

David G. Derrick	$31,937	$1,406

Darrell Meador	$23,342	$729

(3)
Amounts in column (e) represent non-cash compensation expense of stock grants based on the market value of the stock on the grant date.  During the fiscal year ended September 30, 2013, we granted Mr. Derrick non-cash compensation as described above.

During fiscal year 2013, we granted Mr. Peterson 115,717 shares of Series D preferred stock for sign up bonus and service provided valued at $685,378, and during fiscal year 2013, we granted Mr. Meador options to purchase 433,333 shares of common stock at $1.00 per share associated with the 4G acquisition.  We recorded the option valued at $382,388 as deferred compensation, $282,299 was recognized as compensation expense.  The remaining value of the option will be amortized over the terms of expected milestones reached.  During fiscal year 2013, we also granted 150,000 shares of common stock to Mr. Meador for extending his employment agreement to fiscal year 2015, $187,500 of value was recorded to deferred compensation.  The value will be amortized over fiscal year 2015.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes information regarding options and other equity awards owned by the Named Executive Officers as of September 30, 2013.

Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Inventive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)	(f)	(#)	($)	(#)	($)
	Exercisable	Unexercisable
(a)	(b)	(c)	(d)	(e)		(g)	(h)	(i)	(j)

David G. Derrick,	50,000	-	-	$1.00	9/29/2015	-	$-	-	$-
President and Chief	34,100	-	-	$1.00	11/3/2016	-	$-	-	$-
Executive Officer	500,000	150,000	-	$1.00	7/11/2017	-	$-	-	$-

James Dalton,	360,000	-	-	$1.00	10/3/2016	-	$-	-	$-
Former President and Chief	225,000	-	-	$1.00	6/21/2016	-	$-	-	$-
Executive Officer	400,200	-	-	$1.00	5/11/2014	-	$-	-	$-

David Boone,
Former President and Chief	125,287	-	-	$4.40	10/3/2016	-	$-	-	$-
Executive Officer

Michael G. Acton,
Chief Financial	15,000	-	-	$1.00	6/21/2016	-	$-	-	$-
Officer

Darrell Meador,
President of 4G	86,666	346,667	-	$1.00	6/20/2017	-	$-	-	$-
Biometrics

Options Exercised and Vested

During the fiscal year ended September 30, 2013, warrants for the purchase of 2,086,967 shares of common stock were vested and options for the purchase of 875,000 shares of common stock were exercised.

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

The following tables set forth information as of January 13, 2014 (the “Table Date”) by:

•	each person or group who is known by us to own beneficially more than 5% of our outstanding shares of common stock;

•	each of our Named Executive Officers serving as of such date;

•	each of our directors; and

•	all of the executive officers and directors as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC.  These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days.  Common stock subject to options that are currently exercisable or exercisable within 60 days of the Table Date is deemed to be outstanding and beneficially owned by the person holding the options.  These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Percentage of beneficial ownership is based on 32,860,314 shares of common stock outstanding as of the Table Date.  Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder.  Unless otherwise indicated in the table or footnotes below, the address for each beneficial owner is c/o ActiveCare, Inc., 1365 West Business Park Drive, Orem, Utah 84058.

5% Stockholders
		Amount and Nature
		Of Beneficial
Title of Class	Name and address of Beneficial Owner	Ownership	Percent of Class

Common	Advance Technology (1)	4,966,046	14.91%
	154 Rock Hill Road
	Spring Valley, NY 10977

Common	Hillair Capital Investments L.P. (2)	1,904,000	5.48%
	330 Primrose Road, Suite 660
	Burlingame, CA 94010

Executive Officers and Directors

		Amount and Nature
		Of Beneficial
Title of Class	Name and address of Beneficial Owner	Ownership	Percent of Class
Common	Jeffery Peterson (3)	8,572,027	25.49%
Common	David G. Derrick (4)	6,883,530	20.58%
Common	William K. Martin (5)	735,596	2.24%
Common	Michael G. Acton (6)	516,127	1.57%
Common	Darrell Meador (7)	428,816	1.30%
Common	Michael Jones (8)	367,063	1.12%
Common	David Lee (9)	213,125	0.65%
Common	James G. Carter (10)	205,230	0.62%
Common	Robert J. Welgos (11)	179,763	0.55%
Common	Jack Johnson (12)	150,599	0.46%

All executive officers and directors as a group (10 persons)(13)		18,251,876	54.57%

(1)
Includes 4,516,046 shares of common stock, and options to purchase 450,000 shares of common stock, owned by Advanced Technology Investors LLC (“ATI”) and its related entity. By agreement, ATI may not vote or take delivery of common shares that would result in ATI becoming the beneficial owner of more than 9.99% of the issued and outstanding common stock of the Company at any given time

(2)
Includes 1,904 shares of Series F preferred stock, which is convertible to 1,904,000 shares of common stock, owned by Hillair Capital Investments L.P. (“Hillair”).  By agreement, Hillair may not vote it’s common shares or common share equivalent in excess of 4.99% of the issued and outstanding common stock of the Company at any given time.

(3)
Includes 7,797,027 shares of common stock, 25,000 shares of Series D preferred stock, which is convertible to 125,000 shares of common stock, and options to purchase 650,000 shares of common stock, owned by entities that are controlled by Mr. Jeffery Peterson, our Vice President  of Finance.

(4)
Includes 6,299,430 shares of common stock and options to purchase 584,100 shares of common stock owned by entities that are controlled by Mr. David G. Derrick, our Chief Executive Officer and Chairman of our Board of Directors.

(5)	Includes 712,896 shares of common stock and options to purchase 22,700 shares of common stock owned by entities that are controlled by Mr. William K. Martin, a member of our Board of Directors.

(6)	Includes 501,127 shares of common stock and options to purchase 15,000 shares of common stock owned by Mr. Michael G. Acton, our Chief Financial Officer and Secretary-Treasurer.

(7)	Includes 342,149 shares of common stock and 86,667 warrants owned by Mr. Darrell Meador and his related party. Mr. Meador is the President of 4G.

(8)	Includes 367,063 shares of common stock, owned by Mr. Michael Jones, our Chief Strategy Officer.

(9)	Includes 213,125 shares of common stock, owned by David Lee, our Chief Operating Officer.

(10)	Includes 189,460 shares of common stock and options to purchase 15,770 shares of common stock owned by Mr. James G. Carter, a member of our Board of Directors.

(11)	Includes 154,663 shares of common stock and options to purchase 25,100 shares of common stock owned by Mr. Robert J. Welgos, a member of our Board of Directors.

(12)	Includes 129,099 shares of common stock and options to purchase 21,500 shares of common stock owned by Mr. Jack Johnson, a member of our Board of Directors.

(13)	Duplicate entries eliminated.

Item 13.              Certain Relationships and Related Transactions, and Director Independence

Related-Party Transactions

Related-Party Notes Payable

As of September 30, 2013, we owed $1,896,135 of related-party notes to four of our officers, or entities controlled by officers, and one of our board members, with annual interest rates ranging from 12% to 18%.  Two entities controlled by Jeffery Peterson, Vice President of Finance, were owed $1,637,770 on related-party notes and all notes were repaid or converted to common stock subsequent to year end.  An entity under control of David Derrick, Chief Executive Officer, was owed $175,000 on a related-party note and $160,000 was converted to common stock subsequent to year end.  Michael Acton, Chief Financial Officer, was owed $43,000 on a related-party note.  Bill Martin, Board of Director, was owed $26,721 on a related-party note.  Michael Jones, Chief Strategy Officer, was owed $13, 644 on a related-party note.  During the fiscal year ended September 30, 2013, we also issued 341,000 warrants exercisable at a price of $0.10 per share and 80,000 shares of Series D preferred stock with total value of $347,130 at the date of grant related to notes payable.

As of September 30, 2012, we owed $1,957,161 of related-party notes to three of our officers, or entities controlled by officers, and one former officer, with annual interest rates ranging from 12% to 18%.  Three entities controlled by Jeffery Peterson, Vice President of Finance, were owed $1,059,278 on related-party notes.  An entity under control of David Derrick, Chief Executive Officer, was owed $620,687 on a related-party note. James Dalton, former Chief Executive Officer, was owed $244,196 on a related-party note.  Michael Acton, Chief Financial Officer, was owed $33,000 on a related-party note.

Loan conversion and Preferred stock conversion

Subsequent to the year ended September 30, 2013, we entered into loan conversion agreements with related parties.  We issued 3,197,119 shares of common stock for the conversion of notes payable representing principal and interest in the amount of $1,945,500.  We also issued 650,000 warrants exercisable at a price of $1.10 per share for five year.

Subsequent to the year ended September 30, 2013, we entered into Series D preferred stock conversion agreements with related parties.  We issued 4,391,667 shares of common stock for the conversion of 627,381 shares of Series D preferred stock.

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

•	evaluating the qualifications, performance and independence of our independent registered public accounting firm;

•	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

•	reviewing the adequacy and effectiveness of our internal control policies and procedures;

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

Meetings of the Board of Directors and Committees

The Board of Directors is elected by and is accountable to our stockholders.  The Board establishes policy and provides our strategic direction, oversight, and control.  The Board met seven times during fiscal year 2013.  All directors attended 100% of the meetings of the Board and the Board committees of which they are members.

Item 14.              Principal Accounting Fees and Services

Audit Related Fees, Tax Fees, Audit Related Fees, and All Other Fees

            Audit services consist of the audit of our annual consolidated financial statements, and other services related to filings and registration statements filed by us and other pertinent matters.

During the years ended September 30, 2013 and 2012, Tanner LLC (“Tanner”) performed audit and audit related services including the audit of the annual consolidated financial statements of the Company and its subsidiaries for 2013, reviews of the quarterly financial information and Forms 10-Q  and audit related services for the audits of 4G and Green Wire (in connection with their acquisitions) and certain filings by the Company on Form 8-K.  Tanner did not perform any financial information systems design and implementation services for the Company.

Tanner incurred fees of $176,300 and $99,000 for audit services and $0 and $141,000 for audit-related services with respect to the years ended September 30, 2013 and 2012, respectively.

Auditor Independence

Our audit committee considered that the work done for us in fiscal year 2013 by Tanner was compatible with maintaining that firm’s independence.

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

We have reviewed and discussed with management and Tanner the audited financial statements for the year ended September 30, 2013.  The Audit Committee has discussed with Tanner the matters that are required to be discussed under PCAOB standards.  Tanner has provided to the Audit Committee the written disclosures and the letter required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the Audit Committee concerning independence, and the committee has discussed with Tanner that firm’s independence.  The Audit Committee has concluded that Tanner is independent from the Company and its management.

Based on our review and discussions referred to above, we have recommended to the Board of Directors that the audited financial statements of the Company be included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013, for filing with the Securities and Exchange Commission.

Respectfully submitted by the members of the Audit Committee:

Robert J. Welgos, Chair William K. Martin

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form:

1.	Financial Statements—all consolidated financial statements of the Company as set forth under Item 8, of this Form 10-K.

2.	Financial Statement Schedules. [N/A, because the required information is included in the Consolidated Financial Statements or Notes thereto, or is not applicable.]

3.	Exhibits. The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit No.	Title of Document
(3)(i)	Certificate of Designations of Preferences, Rights and Limitations of Series F Variable Rate Convertible Preferred Stock *

(10)(i)	Asset Purchase Agreement with GreenWire, LLC and Related Entities

(10)(ii)	Promissory Notes with GreenWire, LLC and Related Entities

(10)(iii)	Security Agreement with GreenWire, LLC and Related Entities

(10)(iv)	Guaranty Agreement with GreenWire, LLC and Related Entities

(10)(v)	Employment Agreement with Andrew Ball, Former Key Manager of GreenWire, LLC

(10)(vi)	Employment Agreement with David Lee, Former Key Manager of GreenWire, LLC

(10)(vii)	Voting Agreement and Proxy with Adrew Ball and David Lee

(10)(viii)	Form of Securities Purchase Agreement, dated December 16, 2013 *

(10)(ix)	Form of Warrant to Purchase Common Stock *

(10)(x)	Form of Exchange Agreement *

(10)(xi)	Form of Loan Conversion Agreement *

(10)(xii)	Form of Preferred Stock Series C and Series D Conversino Notice *

(10)(xiii)	Form of Stock Purchase Warrant *

(10)(xiv)	Employment Agreement with David Derrick, Chief Executive Officer. *

(10)(xv)	Common Stock Purchase Warrant Agreement with David Derrick, Chief Executive Officer.*

(10)(xvi)	Office Lease Agreement between the Company and Countryview Properties, LLC.*

(31)(i)	Certifications of Chief Executive (Principal) Executive Officer under Rule 13a-14(a)/15d-14(a)

(31)(ii)	Certifications of Chief Financial (Principal Financial and Accounting) Officer under Rule 13a-14(a)/15d-14(a)

(32)(i)	Certification of Chief Executive Officer Pursuant to 18 U.S.C.Section 1350

(32)(ii)	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.Section 1350

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

101 LAB	XBRL Labels Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

*	Previously filed.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ActiveCare, Inc.

By: /s/ David G. Derrick
David G. Derrick, Chief Executive Officer
(Principal Executive Officer)

Date:  January 13, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David G. Derrick	Director, Chairman, and	January 13, 2014
David G. Derrick	Chief Executive Officer
(Principal Executive Officer)

/s/ James G. Carter
James G. Carter	Director	January 13, 2014

/s/ Robert J. Welgos		January 13, 2014
Robert J. Welgos	Director

/s/ William K. Martin		January 13, 2014
William K. Martin	Director

/s/ Jack J. Johnson
Jack J. Johnson	Director	January 13, 2014

/s/ Michael G. Acton	Chief Financial Officer
Michael G. Acton	(principal financial officer)	January 13, 2014
(principal accounting officer)

ACTIVECARE, INC. and Subsidiaries

Consolidated Financial Statements
As of September 30, 2013 and 2012 and for the Years then Ended

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ActiveCare, Inc.

We have audited the accompanying consolidated balance sheets of ActiveCare, Inc. and subsidiaries (collectively, the Company) as of September 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ActiveCare, Inc. and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred recurring losses, has negative cash flows from operating activities, has negative working capital, and has negative total equity.  These conditions, among others, raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tanner LLC

Salt Lake City, Utah
January 13, 2014

ActiveCare, Inc. and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2013 and 2012

	2013	2012
Assets

Current assets:
Cash	$223,835	$529,839
Accounts receivable, net	7,345,912	644,974
Inventory	1,249,220	290,768
Prepaid expenses and other	38,998	7,277

Total current assets	8,857,965	1,472,858

Customer contracts, net of accumulated amortization of $935,361 and $102,330, respectively	1,434,521	2,267,552
Goodwill	825,894	825,894
Patents, net of accumulated amortization of $355,458 and $228,587, respectively	566,920	693,790
Equipment leased to customers, net	273,630	312,993
Property and equipment, net	296,730	266,078
Deposits and other assets	106,950	24,634
Domain name, net of accumulated amortization of $2,860 and $2,145,respectively	11,440	12,155

Total assets	$12,374,050	$5,875,954

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
As of September 30, 2013 and 2012
(Continued)

	2013	2012
Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$6,621,234	$1,132,611
Accounts payable, related-party	251,386	150,395
Accrued expenses	1,253,616	2,104,623
Derivatives liability	795,151	4,015,855
Current portion of notes payable	1,278,585	2,569,221
Current portion of notes payable, related-party	1,892,415	1,563,923
Deferred revenue	13,585	61,608
Dividends payable	3,471	18,322

Total current liabilities	12,109,443	11,616,558

Notes payable, net of current portion	1,055,918	1,804,929
Notes payable, related-party, net of current portion	-	169,857

Total long-term liabilities	1,055,918	1,974,786

Total liabilities	13,165,361	13,591,344

Stockholders’ deficit:
Preferred stock, $.00001 par value: 10,000,000 shares authorized; 480,000 and 480,000 shares of Series C; 938,218 and 386,103 shares of Series D; and 61,723 and 0 shares of Series E, outstanding, respectively	15	9
Common stock, $.00001 par value: 50,000,000 shares authorized; 21,775,303 and 4,636,977 shares outstanding, respectively	220	46
Additional paid-in capital, common and preferred)	62,519,542	29,643,769
Accumulated deficit	(63,311,088)	(37,359,214)

Total stockholders’ deficit	(791,311)	(7,715,390)

Total liabilities and stockholders’ deficit	$12,374,050	$5,875,954

See accompanying notes to financial statements.

ActiveCare, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Fiscal Years Ended September 30, 2013 and 2012

	2013	2012

Revenues:
Chronic illness monitoring	$9,738,988	$706,888
CareServices	1,660,544	352,223
Total revenues	11,399,532	1,059,111

Cost of revenues:
Chronic illness monitoring	7,309,999	536,790
CareServices	2,325,226	736,520
Total cost of revenues	9,635,225	1,273,310

Gross profit (deficit)	1,764,307	(214,199)

Operating expenses:
Selling, general and administrative (including $2,159,828 and $3,927,214, respectively, of stock-based compensation)	11,039,645	8,855,724
Research and development	832,271	187,230
Total operating expenses	11,871,916	9,042,954

Loss from operations	(10,107,609)	(9,257,153)

Other income (expense):
Loss on derivatives liability	(333,406)	(2,104,389)
Loss on induced conversion of debt and sale of common stock	(9,355,587)	-
Interest expense, net	(5,583,932)	(858,224)
Loss on disposal of property and equipment	(200,149)	-
Other expense	(45,011)	-
Total other income (expense)	(15,518,085)	(2,962,613)

Net loss from continuing operations	(25,625,694)	(12,219,766)

Loss from discontinued operations	(5,312)	(145,990)

Net loss	(25,631,006)	(12,365,756)

Dividends on preferred stock	(320,868)	(57,183)

Net loss attributable to common stockholders	$(25,951,874)	$(12,422,939)

Net loss per common share - basic and diluted
Continuing operations	$(3.52)	$(2.89)
Discontinued operations	(0.00)	(0.03)

Net loss per common share	$(3.52)	$(2.92)

Weighted average common shares outstanding – basic and diluted	7,369,000	4,251,500

See accompanying notes to financial statements.

ActiveCare, Inc.
Consolidated Statements of Stockholders’ Deficit
For the Years Ended September 30, 2013 and 2012

	Preferred Stock
	Series C		Series D		Series E		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, September 30, 2011	-	$-	-	$-	-	$-	3,856,816	$39	$24,394,848	$(24,936,275)	$(541,388)

Issuance of common stock for:
Services	-	-	-	-	-	-	129,161	1	218,905	-	218,906
Accrued expenses							60,000	1	311,999	-	312,000
Loan origination fees	-	-	-	-	-	-	100,000	1	69,999	-	70,000
Debt conversion	-	-	-	-	-	-	231,000	1	92,399	-	92,400
Settlement agreement	-	-	-	-	-	-	200,000	2	499,998	-	500,000
Issuance of Series D preferred stock for:
Debt conversion	-	-	55,000	1	-	-	-	-	109,999	-	110,000
Loan origination fees	-	-	140,000	1	-	-	-	-	389,999	-	390,000
Acquisitions	-	-	180,000	2	-	-	-	-	679,998	-	680,000
Dividends	-	-	11,103	-	-	-	-	-	38,861	-	38,861
Stock-based compensation	-	-	-	-	-	-	-	-	3,708,308	-	3,708,308
Issuance of options for loan origination fees	-	-	-	-	-	-	-	-	117,551	-	117,551
Derivatives liability	-	-	-	-	-	-	-	-	(1,911,466)	-	(1,911,466)
Issuance of common and Series C preferred stock for patents	480,000	5	-	-	-	-	60,000	1	922,371	-	922,377
Net loss	-	-	-	-	-	-	-	-	-	(12,365,756)	(12,365,756)
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	(57,183)	(57,183)

Balance, September 30, 2012	480,000	$5	386,103	$4	-	$-	4,636,977	$46	$29,643,769	$(37,359,214)	$(7,715,390)

ActiveCare, Inc.
Consolidated Statements of Stockholders’ Deficit (continued)
For the Years Ended September 30, 2013 and 2012

	Preferred Stock
	Series C		Series D		Series E		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, September 30, 2012	480,000	$5	386,103	$4	-	$-	4,636,977	$46	$29,643,769	$(37,359,214)	$(7,715,390)

Issuance of common stock for:
Services	-	-	-	-	-	-	1,579,632	16	475,484	-	475,500
Accrued expenses	-	-	-	-	-	-	166,200	2	225,298	-	225,300
Loan origination fees	-	-	-	-	-	-	189,345	2	334,265	-	334,267
Debt conversion	-	-	-	-	-	-	13,439,190	136	18,466,987	-	18,467,123
Cash	-	-	-	-	-	-	1,313,334	13	1,838,820	-	1,838,833
Dividends	-	-	-	-	-	-	200,625	2	251,562	-	251,564
Conversion of Series D preferred stock	-	-	(50,000)	(1)	-	-	250,000	3	(2)	-	-
Issuance of Series D preferred stock for:
Services	-	-	484,185	5	-	-	-	-	1,800,526	-	1,800,531
Loan origination fees	-	-	103,843	1	-	-	-	-	817,482	-	817,483
Dividends	-	-	14,087	-	-	-	-	-	66,881	-	66,881
Issuance of Series E preferred stock for debt conversions	-	-	-	-	61,723	1	-	-	614,764	-	614,765
Stock-based compensation	-	-	-	-	-	-	-	-	1,750,274	-	1,750,274
Issuance of options for:
Loan origination fees	-	-	-	-	-	-	-	-	289,732	-	289,732
Services	-	-	-	-	-	-	-	-	202,572	-	202,572
Derivatives liability	-	-	-	-	-	-	-	-	4,417,456	-	4,417,456
Beneficial conversion features on debt	-	-	-	-	-	-	-	-	1,323,672	-	1,323,672
Net loss	-	-	-	-	-	-	-	-	-	(25,631,006)	(25,631,006)
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	(320,868)	(320,868)

Balance, September 30, 2013	480,000	$5	938,218	$9	61,723	$1	21,775,303	$220	$62,519,542	$(63,311,088)	$(791,311)

See accompanying notes to financial statements.

ActiveCare, Inc.
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2013 and 2012

	2013	2012

Cash flows from operating activities:
Net loss	$(25,631,006)	$(12,365,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,232,734	385,485
Derivatives loss	333,406	2,104,389
Stock-based compensation expense	2,159,828	3,927,214
Stock and warrants issued for services	1,286,999	-
Stock and warrants issued for interest expense	601,220	-
Amortization of debt discounts	3,097,009	418,084
Loss on induced conversion of debt and sale of common stock	9,355,587	-
Loss on disposal of property and equipment	200,149	-
Gain on sale of discontinued operations	(55,096)	-
Settlement agreement	-	500,000
Changes in operating assets and liabilities:
Accounts receivable	(6,783,896)	(527,954)
Inventory	(1,011,952)	(174,758)
Prepaid expenses and other	(16,822)	18,101
Accounts payable	5,787,603	676,766
Accrued expenses	629,879	2,063,859
Deferred revenue	(48,023)	26,101
Deposits and other assets	(82,316)	-
Net cash used in operating activities	(8,944,697)	(2,948,469)

Cash flows from investing activities:
Purchases of property and equipment	(249,771)	(47,826)
Purchases of equipment leased to customers	(235,917)	-
Proceeds from sale of discontinued operations	184,318	-
Proceeds from sale of equipment	4,900	-
Net cash acquired from Green Wire	-	12,215
Acquisition of 4G Biometrics, LLC	-	(350,000)
Net cash used in investing activities	(296,470)	(385,611)

Cash flows from financing activities:
Principal payments on related-party notes payable	(198,606)	(165,325)
Proceeds from related-party notes payable, net	5,720,799	2,190,000
Proceeds from notes payable, net	3,790,496	1,746,113
Principal payments on notes payable	(1,341,755)	(85,000)
Proceeds from the sale of common stock, net	981,500	-
Payment of dividends	(17,271)	-
Net cash provided by financing activities	8,935,163	3,685,788

Net increase (decrease) in cash	(306,004)	351,708
Cash, beginning of the period	529,839	178,131

Cash, end of the period	$223,835	$529,839

See accompanying notes to financial statements.

ActiveCare, Inc.
Consolidated Statements of Cash Flows (continued)
For the Years Ended September 30, 2013 and 2012

	2013	2012
Supplemental Cash Flow Information:
Cash paid for interest	$745,423	$530,891

Non-Cash Investing and Financing Activities:
Reclassification of derivatives liability to equity	$4,484,801	$-
Issuance of stock for loan origination fees	2,252,376	460,000
Conversion of notes payable to debentures	1,920,797	-
Issuance of derivatives	1,410,147	1,911,466
Issuance of common and prefered stock for settlement of liabilities	991,750	312,000
Dividends on preferred stock	320,868	57,183
Issuance of stock for dividends	318,445	38,861
Issuance of stock for prepaid expenses	14,899	-
Issuance of common and Series C preferred stock for patents	-	922,377
Issuance of stock for debt conversion	-	202,400
Accrued interest transferred to notes payable	-	174,273
Issuance of options for loan origination fees	-	117,551

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013 and 2012

1.             Organization and Nature of Operations

ActiveCare, Inc. ( “ActiveCare”) was formed March 5, 1998 as a wholly owned subsidiary of SecureAlert, Inc. [OTCBB: SCRA.OB], a Utah corporation, formerly known as RemoteMDx, Inc. (“SecureAlert”).  ActiveCare was spun off from SecureAlert in February 2009 and SecureAlert retained no ownership interest in ActiveCare.  In July 2009, ActiveCare was reincorporated in Delaware.  ActiveCare and its wholly owned subsidiaries (collectively “the Company”) is a technology and service provider that provides real-time visibility to health conditions and risk, and has a unique active approach in caring for members, resulting in improved outcomes.

Going Concern

Although the Company had positive gross margin for fiscal year 2013, it has incurred negative cash flows from operating activities, recurring net losses, negative working capital, and negative total equity. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
\
In order for the Company to remove substantial doubt about its ability to continue as a going concern, it must improve gross margins, generate positive cash flows from operating activities, and obtain the necessary debt or equity funding to meet its projected capital investment requirements. Management’s plans with respect to this uncertainty include raising additional capital by issuing equity securities and increasing the sales of the Company’s services and products. Subsequent to year end, the Company (1) completed the sale of $3,120,000 of 8% Series F variable rate convertible preferred stock (“Series F preferred stock”); (2) converted $2,301,801 of debt and accrued interest to common stock; and (3) converted $573,886 of debt and accrued interest to Series F variable rate convertible preferred stock (see Note 20). There can be no assurance that the Company will be able to raise sufficient additional capital or that revenues will increase rapidly enough to offset operating losses. If the Company is unable to increase revenues or obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.
2.             Summary of Significant Accounting Policies

Principles of Accounting and Consolidation
These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).  The consolidated financial statements include the accounts of ActiveCare and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

In May 2013, the Company effected a 10-for-1 reverse common stock split.  The consolidated financial statements and notes for all periods presented have been retroactively adjusted to reflect the reverse common stock split.

Discontinued Operations
In June 2013, the Company sold the net assets and operations of its reagents business segment to a third party for $184,318 in cash.  During fiscal years 2013 and 2012, the Company recognized a loss from discontinued operations of $5,312 and $145,990, respectively.

Fair Value of Financial Instruments
The carrying values of cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. Derivative financial instruments are recorded at fair value based on current market pricing models. Based on current market condition, the Company estimates the fair values of its long-term debt obligations approximate their carrying values as of September 30, 2013.

Concentrations of Credit Risk
The Company has cash in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses in these accounts.

In the normal course of business, the Company provides credit terms to its customers and requires no collateral.  The Company performs ongoing credit evaluations of its customers’ financial condition.  The Company maintains an allowance for doubtful accounts receivable based upon management’s specific review and assessment of each account at the period end.

During fiscal year 2013, the Company had revenues from three significant Chronic Illness Monitoring customers, which represented 72% of total revenue.  As of September 30, 2013, accounts receivable from significant customers represented 92% of total accounts receivable.  During fiscal year 2012, the Company had revenues from one significant Chronic Illness Monitoring customer, which represented 28% of total revenues.  As of September 30, 2012, accounts receivable from the significant customer represented 51% of total accounts receivable.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables and changes in payment histories. Accounts receivable are written off when management determines the likelihood of collection is remote. A receivable is considered to be past due if any portion of the receivable balance has not been received by the contractual payment date. Interest is not charged on accounts receivable that are past due. The Company recorded an allowance for doubtful accounts of $76,544 and $20,195 as of September 30, 2013 and 2012, respectively.

Inventories

Inventories are recorded at the lower of cost or market, cost being determined using the first-in, first-out (“FIFO”) method. Chronic Illness Monitoring inventory consists of diabetic supplies. The Company writes down inventory for obsolescence and excessive levels to estimated net realizable value. Due to competitive pressures and technological innovation, it is possible that estimates of net realizable values could change in the near term. Inventories consist of the following as of September 30:

	2013	2012
Revenues	$351,645	$467,259
Cost of revenues	(300,396)	(392,049)
Gross profit	51,249	75,210

Selling, general and administrative expenses	(111,657)	(221,200)

Loss from discontinued operations	(60,408)	(145,990)

Gain on sale discontinued operations	55,096	-

Net loss from discontinued operations	$(5,312)	$(145,990)

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets, which range between 3 and 7 years.  Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the terms of the lease.  Expenditures for maintenance and repairs are expensed as incurred.  Upon the sale or disposal of property and equipment, any gains or losses are included in the results of operations.

Equipment Leased to Customers
Leased equipment is stated at cost less accumulated depreciation and amortization.  The Company amortizes the cost of leased equipment on a straight-line basis over 36 months, which is the estimated useful life of the equipment.  Amortization of leased equipment is recorded as cost of revenues.

Goodwill
Goodwill is not amortized but is reviewed for potential impairment at least annually.  The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company’s reporting units.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows.  Future cash flows can be affected by changes in Company performance, industry or market conditions, or overall economic trends.  Management determined goodwill that was not impaired during fiscal years 2013 or 2012.

Impairment of Long-Lived Assets
Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from 2 to 20 years.  Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  Management determined that long-lived assets were not impaired during fiscal years 2013 or 2012.

Revenue Recognition
The Company’s revenue has historically been from three sources: (i) sales from Chronic Illness Monitoring services and supplies; (ii) sales from CareServices; and (iii) sales of medical diagnostic stains from the reagents segment, which was sold during fiscal year 2013 and reported as discontinued operations.

Chronic Illness Monitoring
The Company began chronic illness monitoring sales as a result of its acquisition of 4G Biometrics, LLC in the quarter ended March 31, 2012 (see Note 4).  The Company recognizes Chronic Illness Monitoring revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer, prices are fixed or determinable, and collection is reasonably assured.

Shipping and handling billed to customers are included in revenues.  The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of revenues.  Sales of Chronic Illness Monitoring products and services do not contain multiple deliverables.

The Company enters into agreements with insurance companies, disease management companies, and self-insured companies (collectively, customers) to lower medical expenses by distributing diabetic testing supplies to their customers or employees (members) and monitoring their test results.  Customers are obligated to pay for the supplies at the time of shipment and cash is due from these customers as the product is deployed to the members.  The terms of these contracts are generally one year and, unless terminated by either party, will automatically renew for another year.  Collection terms are net 30-days after claims are submitted.

Revenue is recognized on the date of sale because the following exist:

•	The price to the contracted customer is fixed or determinable at the date of sale.

•	The customer has paid or is obligated to pay the Company within terms.

•	The customer’s obligation to the Company is not changed in the event of theft or physical destruction or damage of the product.

•	Once the product is shipped, there is no right of return.

CareServices

The “CareServices” segment sells devices to distributors as well as provides monitoring services to end users on a contractual basis.  The Company typically enters into contracts on a month-to-month basis with customers (members) that use the Company’s CareServices.  However, either party may cancel these contracts at any time with 30-days notice.  Under the Company’s standard contract, the device becomes billable on the date the member orders the product, and remains billable until the device is returned to the Company.  The Company recognizes revenue on devices at the end of each month that CareServices have been provided.  In those circumstances in which the Company receives payment in advance, the Company records these payments as deferred revenue.

The Company recognizes CareServices revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer, prices are fixed or determinable, and collection is reasonably assured.  Shipping and handling fees billed to the customer are included in revenues.  The related freight costs and supplies directly associated with shipping products to members are included as a component of cost of revenues.  All CareServices sales are made with net 30-day payment terms.

Revenue is recognized on the date of sale because the following exist:

•	The price to the customer is fixed or determinable at the date of sale.

•	The customer has paid or is obligated to pay within terms, and the obligation is not contingent on resale of the product.

•	The customer’s obligation is not changed in the event of theft or physical destruction or damage of the product.

•	The customer acquiring the product for resale has economic substance apart from the Company.

•	The Company does not have significant obligations for future performance to bring about resale of the product by the customer.

•	The amount of future returns are estimatable and are not significant.

The vast majority of CareServices revenues are for services.  Because equipment sales are not material, the Company presents services and equipment sales together in the accompanying financial statements.

The Company’s distributors are not required to maintain specified amounts of product on hand, and distributors are not required to make minimum purchases to maintain distributor status.  Distributors have no stock rotation rights or additional rights of return.  Revenues from products sold with long-term service contracts are recognized ratably over the expected life of the contract.  Revenues are recorded net of estimated returns and discounts.

Reagents
Prior to the sale of the reagent segment, the Company recognized reagents revenues when persuasive evidence of an arrangement with the customer existed, title passed to the customer, prices were fixed or determinable, and collection was reasonably assured.  Prior to the sale of the reagent segment, shipping and handling fees billed to customers were included in revenues and the related freight costs and supplies directly associated with shipping products to customers were included as a component of cost of revenues.

Research and Development Costs
All expenditures for research and development are charged to expense as incurred. Research and development expenses for fiscal years 2013 and 2012 were $832,271 and $187,230, respectively. The expenditures for fiscal year 2013 were primarily for the development of the Chronic Illness Monitoring operating system. The expenditures for fiscal year 2012 were for software development efforts for the chronic illness market.

Advertising Costs
The Company expenses advertising costs as incurred.  Advertising expenses for fiscal years 2013 and 2012 were $59,330 and $176,300, respectively.  Advertising expenses primarily relate to the Company’s Chronic Illness Monitoring segment.

Income Taxes
The Company recognizes deferred income tax assets or liabilities for the expected future tax consequences of events that have been recognized in the financial statements or income tax returns. Deferred income tax assets or liabilities are determined based upon the difference between the financial reporting bases and tax reporting bases of assets and liabilities using enacted tax rates expected to apply when the differences are expected to be settled or realized.  Deferred income tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.  As of September 30, 2013, management has determined to provide a 100% allowance against deferred income tax assets as it is more likely than not these assets will not be realized.  Interest and penalties related to income tax liabilities, when incurred, are classified in interest expense and income tax provision, respectively.

Warrant Exercises
The Company issues common shares in connection with warrant exercises when it has received verification that the proceeds have been deposited and when it has received an exercise letter from the warrant holder.  The Company issues common shares in connection with note conversion after it verifies the outstanding note balance and the eligibility of conversion, and has received a conversion letter from the lender.

Stock-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized in the statement of operations over the period during which the employee is required to provide service in exchange for the award – the requisite service period.  The grant-date fair values of the equity instruments are estimated using option-pricing models adjusted for the unique characteristics of those instruments.

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

Common share equivalents consist of shares issuable upon the exercise of common stock warrants, shares issuable from restricted stock grants, shares issuable from convertible notes and convertible Series C, Series D and Series E preferred stock.  As of September 30, 2013 and 2012, there were 13,127,396 and 8,202,219 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS as their effect would be anti-dilutive.  The common stock equivalents outstanding consist of the following as of September 30:

	2013	2012
Common stock options and warrants	3,598,554	2,386,587
Series C convertible preferred stock	480,000	480,000
Series D convertible preferred stock	4,691,090	1,830,515
Series E convertible preferred stock	601,585	-
Convertible debt	3,738,917	3,444,217
Restricted shares of common stock	17,250	60,900

Total common stock equivalents	13,127,396	8,202,219

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year’s presentation.  The reclassification had no effect on the previously reported net loss.

Recent Accounting Pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and has concluded that the future adoption of any such pronouncements will not have a material impact on the Company’s financial position, results of operations, or liquidity.

3.             Discontinued Operations

In June 2013, the Company sold its assets and liabilities related to the reagents segment.  This segment was engaged in the business of manufacturing and marketing medical diagnostic stains, solutions and related equipment to hospitals and medical testing labs.  The purchaser was a former employee.  The sale consisted solely the Company's reagents business.

The Company no longer holds any ownership interest in the reagents segment and has ceased incurring costs related to its operations and development. The sale included all applicable segment assets and liabilities including, accounts receivable, inventory, accounts payable, property, equipment and leased equipment.  The purchaser also assumed the lease for general office and warehouse space.

As a result of the sale of the reagents business, the Company has reflected this segment as discontinued operations in the consolidated financial statements for fiscal years 2013 and 2012.  The following table summarizes certain operating data for discontinued operations for fiscal years 2013 and 2012:

	2013	2012
Revenues	$351,645	$467,259
Cost of revenues	(300,396)	(392,049)
Gross profit	51,249	75,210

Selling, general and administrative expenses	(111,657)	(221,200)

Loss from discontinued operations	(60,408)	(145,990)

Gain on sale discontinued operations	55,096	-

Net loss from discontinued operations	$(5,312)	$(145,990)

4.             Acquisitions

4G Biometrics, LLC

On March 8, 2012, the Company acquired 4G Biometrics, LLC, a Texas limited liability company (“4G”).  Pursuant to the acquisition agreement, the Company acquired 100 percent of the member interests of 4G and 4G is operated as a wholly owned subsidiary of the Company.  The consideration for the member interests of 4G was comprised as follows:

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

As of September 30, 2013, options to purchase 260,000 shares of common stock have vested.

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

GWire

During fiscal year 2012, the Company established GWire Corporation (“GWire”) as a subsidiary.  Effective September 1, 2012, GWire acquired the assets and assumed certain liabilities of Green Wire, LLC, Green Wire Outsourcing, Inc., Orbit Medical Response, LLC, and Rapid Medical Response, LLC (collectively, “Green Wire”).  The Company entered into employment agreements with two of Green Wire’s operating managers on November 1, 2012. These two individuals were granted 27% ownership in GWire and ActiveCare retained the remaining 73%.  The purchase consideration for Green Wire consisted of the following:

•	$2,236,737 in the form of a note payable with a 36-month initial term (including imputed interest at 12%); and

•	20,000 shares of ActiveCare’s Series D convertible preferred stock, valued at $40,000.

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

During fiscal year 2013, the two operating managers converted their 27% ownership in GWire and 425,000 of related options into 425,000 shares of the Company’s common stock.  As a result, the Company owns 100% of GWire as of September 30, 2013.

5.             Property and Equipment

Property and equipment consisted of the following as of September 30:

	2013	2012
Equipment	$255,339	$374,229
Leasehold improvements	145,147	402,016
Software	87,361	65,111
Furniture	32,855	50,123
Total gross property and equipment	520,702	891,479

Accumulated depreciation and amortization	(223,972)	(625,401)

Property and equipment, net	$296,730	$266,078

Assets to be disposed of are reported at the lower of the carrying amounts or fair values, less the estimated costs to sell or dispose.  During fiscal years 2013 and 2012, the Company recorded a loss on the disposal of assets of $200,149 and $0, respectively, and disposed of $25,832 of assets related to the sale of the Reagents segment during fiscal year 2013. Depreciation expense for fiscal years 2013 and 2012 was $97,068 and $64,632, respectively.

6.             Patent License Agreement

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

The Company is amortizing the patents over their remaining useful lives (through 2018).  Amortization expense for fiscal years 2013 and 2012 was $126,870 and $147,277, respectively.  The Company’s future patent amortization as of September 30, 2013, is as follows:

Years Ending September 30,
2014	$126,870
2015	126,870
2016	126,870
2017	126,870
2018	59,440

$566,920

7.             Customer Contracts

During the fiscal year ended 2012, the Company recorded customer contracts of $2,369,882 acquired in its purchase of 4G and GWire.  The Company is amortizing the customer contracts over their estimated useful lives (through 2015).  Amortization expense for fiscal years 2013 and 2012 was $833,032 and $102,329, respectively.  The Company’s future customer contract amortization as of September 30, 2013, is as follows:

Years Ending September 30,
2014	$775,812
2015	658,709

$1,434,521

8.             Equipment Leased to Customers

Equipment leased to customers consisted of the following as of September 30:

	2013	2012
Leased equipment	$389,492	$457,898
Accumulated depreciation	(115,862)	(144,905)

Leased equipment, net	$273,630	$312,993

The Company leases monitoring equipment to customers for CareServices.  The leased equipment is depreciated using the straight-line method over the 3-year estimated useful lives of the related equipment, regardless of whether the equipment is leased to a customer or remaining in stock.  Leased equipment depreciation expense for fiscal years 2013 and 2012 was $175,049 and $70,531, respectively.  The depreciation expense is recorded in cost of revenues for CareServices. Customers have the right to cancel the service agreements at any time.  During fiscal years 2013 and 2012, the Company recorded a loss on the disposal of leased equipment of $75,124 and $0, respectively.

9.             Notes Payable

The Company had the following notes payable outstanding as of September 30:

	2013	2012
Note payable to the former owners of Green Wire, secured by customer contracts, imputed interest rate of 12%, with monthly installments over a 38-month term. In March 2013, the Company issued 15,000 shares of common stock to extend two past due payments without penalty and the grant date fair value was $24,000, which will be amortized over the remaining life of the note.	$1,766,971	$2,236,737

Notes payable with interest at 12%, secured by the Company's assets, due August 2014 and convertible into the shares of common stock at $0.75 per share.  The notes required $51,250 in due diligence and legal fees.  The Company issued warrants to purchase 36,667 shares of common stock as due diligence fees with a grant date fair value of $51,452.  The Company issued 25,000 shares of common stock with a grant date fair value of $31,250 to a related party as consideration for signing a personal guarantee.  The notes and accrued interest were converted to Series F preferred stock subsequent to September 30, 2013 (see note 20).
	550,000	-

Unsecured note with interest at 12%, due March 2013. The note and accrued interest was converted to common stock subsequent to September 30, 2013 (see note 20).	250,000	250,000

	2013	2012
Unsecured notes with interest at 15% (18% after due date), due March and April 2013, respectively. The Company issued 20,000 shares of Series D preferred stock as loan origination fees with a grant date fair value of $195,000. Principal of $50,000 was converted to common stock subsequent to September 30, 2013 (see note 20).	$185,476	$-

Series A debenture loans payable, secured by customer contracts and payable in 36 monthly installments, original due dates between September and April 2016. The loans bear interest at 12% and are convertible into common stock after 180 days.  After payment of principal and interest, the holders of the Series A and Series B debentures, as a class, are entitled to receive a pro-rata share of cumulative royalties totaling 4% of the Company’s gross profits payable for the two-year period commencing at the maturity date; provided that no royalties are payable following conversion of any Series A or Series B debenture to the holder thereof.  The Company has the right to buy out each lender's royalty by paying the respective lender $20,000 for every $25,000 loaned.  The note included a beneficial conversion feature valued at $901,000 at inception, which the Company is amortizing over the life of the loan.  The feature had an unamortized value of $47,934 as of September 30, 2013.  The majority of loans were converted during fiscal year 2013.   The remaining balance was converted to Series E preferred stock subsequent to September 30, 2013 (see note 20).
	85,719	300,000

Unsecured note with interest at 15%, due March 2013, currently in default. Note included a $25,000 cash and 100,000 shares of common stock as loan origination fees with a grant date fair value of $70,000. The note and accrued interest was converted to common stock subsequent to September 30, 2013 (see note 20).	25,000	275,000

Unsecured note with interest at 15% (18% after due date), due November 2012. The Company issued 60,000 shares of Series D stock as loan origination fees with a grant date fair value of $150,000. The note was guaranteed by the Company’s Chief Executive Officer.	-	1,500,000
Total before discount and current portion	2,863,166	4,561,737
Less discount	(528,663)	(187,587)

Total notes payable	2,334,503	4,374,150
Less current portion	(1,278,585)	(2,569,221)

Total notes payable, net of current portion	$1,055,918	$1,804,929

Scheduled principal payments on notes payable are as follows:

Years Ending September 30,
2014	$1,768,820
2015	854,522
2016	239,824

$2,863,166

10.           Related-Party Notes Payable

The Company had the following related-party notes payable outstanding as of September 30:

	2013	2012
Unsecured notes payable to an entity controlled by an officer of the Company with interest at 15% (18% in the event of default), due September 30, 2013. The Company issued 60,000 shares of common stock as loan origination fees with a grant date fair value of $93,000. The notes and accrued interest was converted to common stock subsequent to September 30, 2013 (see note 20).	$600,000	$-

Unsecured note payable to an entity controlled by an officer of the Company, with interest at 3% (18% in the event of default), due July 2013. In July the lender agreed to extend the maturity date to September 30, 2013 with an interest at 12% (18% in the event of default). The Company issued 30,000 shares of common stock with grant date fair value of $38,100 as loan origination fees. In the event of default, the note is convertible into share of common stock at $0.75 per share. The note and accrued interest was converted to common stock subsequent to September 30, 2013 (see note 20).	300,000	-

Unsecured note payable to an entity controlled by an officer of the Company, interest at 12% (18% in the event of default), due September 30, 2013. The Company issued 30,000 shares of common stock with a grant date fair value of $37,500 as loan origination fees. In the event of default, the note is convertible into shares of common stock at $0.75 per share. The note and accrued interest was converted to common stock subsequent to September 30, 2013 (see note 20).	300,000	-

Unsecured notes payable to an entity controlled by an officer of the Company, interest at 12% (18% in the event of default), due April 2013. In the event of default, the note is convertible into shares of common stock at $0.40 per share. The note and accrued interest was converted to common stock subsequent to September 30, 2013 (see note 20).	200,000	-

Unsecured note payable to a lender under the control of the Company’s CEO, interest at 12%, due upon demand. The note is convertible into shares of common stock at $0.75 per share. The Company recognized $148,750 in connection with the beneficial conversion feature. The Company issued 17,500 shares of common stock with a grant date fair value of $26,250 as loan origination fees. Subsequent to September 30, 2013 $160,000 of the note was converted to common stock (see note 20).	175,000	-

Unsecured note payable with zero interest to an entity controlled by an officer of the Company. The note was repaid in full subsequent to September 30, 2013.	150,000	-

	2013	2012
Unsecured note payable to an entity controlled by an officer of the Company, with interest at 12%, due August 2012.   During fiscal year 2013, the lender agreed to extend the maturity date to June 30, 2013 with an interest at 18% and 5,600 shares of Series D with a grant date fair value of $56,252 paid as a loan origination fee.  The note is currently in default.  The note also included $7,500 of loan origination fees added to the principal. In the event of default, the note is convertible into shares common stock at $0.40 per share.  The note and accrued interest was converted to common stock subsequent to September 30, 2013 (see note 20).
	$82,500	$543,278

Unsecured note payable to an officer of the Company with interest at 15%, due June 2012, currently in default. The note includes $3,000 of loan origination fees added to the principal and is convertible into common stock at $0.50 per share.	33,000	33,000

Unsecured note payable to an officer of the Company with interest at 12%, due September 30, 2013, currently in default. The loan is convertible into the Company's common stock at a rate of $0.75 per share. The Company recognized $22,820 in connection with the beneficial conversion feature.	26,721	-

Unsecured note payable to an officer of the Company with interest at 12%, due upon demand.	13,644	-

Unsecured notes payable with zero interest to an individual related to an officer of the Company. The loan was repaid in full subsequent to September 30, 2013.	10,000	-

Series B unsecured debenture loans from entities controlled by an officer of the Company, including $68,914 in loan origination fees added to the principal of the loans, payable in 36 monthly installments, maturing December 2015 and January 2016.  Of the debenture, $554,556 was issued to settle a related-party note payable with a total outstanding balance of $460,778 and $43,364 of related accrued interest.  Of the loan, $35,000 was issued to settle an accrued service fee.  The loans bear interest at 12% and are convertible into common stock after 180 days. After payment of principal and interest, the holders of the Series B and Series A debentures, as a class, are entitled to receive a pro-rata share of cumulative royalties totaling 4% of the Company’s gross profits payable for the two-year period commencing at the maturity date; provided that no royalties are payable following conversion of any Series A or Series B debenture to the holder thereof.  The Company has the right to buy out the royalty by paying the lender $22,000 for every $25,000 loaned.  During the fiscal year ended September 30, 2013, the Company issued 34,400 shares of Series D with a fair market value of $343,748 at date of grant as additional loan origination fees, and paid $30,102 of the loan principal.  The Company is late on certain monthly payments.  The notes include beneficial conversion features valued at $167,000 at inception, which the Company is amortizing over the life of the loan.  The feature had an unamortized value of $3,348 as of September 30, 2013.  During fiscal year  2013, $722,684 of  outstanding principal and $49,895 of accrued interest were converted into 1,030,107 common shares at a rate of $0.75 per share.  The Company recorded $535,656 of expense associated with the induced conversion of these debenture loans. The majority of loans were converted during fiscal year 2013.  The remaining note of $5,270 and accrued interest were converted to common stock subsequent to September 30, 2013 (see note 20)
	5,270	-

	2013	2012
Unsecured notes payable to a lender under the control of the Company’s CEO with a line of credit borrowing capacity of $2,000,000, interest at 12%, due July 2013. The notes were convertible into shares of common stock at $5.00 per share.  In connection with the notes payable, the Company issued 80,000 shares of Series D preferred stock (valued at $240,000).  The Company granted warrants to purchase 341,000 shares of common stock as a loan origination fee. These warrants vested immediately and are exercisable at $4.40 per share through November 3, 2016. The fair value of the warrants was $107,130, and was measured using a binomial valuation model with the following assumptions: exercise price $4.40; risk-free interest rate of .39%; expected life of 2.5 years; expected dividends of zero; a volatility factor of 134.57%; and market price on date of grant of $4.40.  During fiscal year 2012, the Company re-priced the exercise price of the warrants from $4.40 to $1.00 per share.  During the three months ended December 31, 2012, the Company issued a Series A debenture payable to the lender in satisfaction of the outstanding balance of $620,687 plus $21,585 of accrued interest.  Upon the conversion of the note, the Company immediately recognized the unamortized debt discount of $209,143.
	$-	$620,687

Note payable to an entity controlled by an officer of the Company, interest at 12%, due December 2012. This note was secured by real estate. During the three months ended December 31, 2012, the Company issued a Series A debenture payable to the entity in satisfaction of the outstanding balance of $300,000 plus $14,992 of accrued interest.	-	300,000

Series A debenture loans from a former CEO and Chairman of the Company, secured by customer contracts, payable in 36 monthly installments, maturing September and December 2015.  The loans bear interest at 12% and are convertible into common stock after 180 days. After payment of principal and interest, the holders of the Series B and Series A debentures, as a class, are entitled to receive a pro-rata share of cumulative royalties totaling 4% of the Company’s gross profits payable for the two-year period commencing at the maturity date; provided that no royalties are payable following conversion of any Series A or Series B debenture to the holder thereof.  The Company has the right to buy out each royalty by paying the lender $20,000 for every $25,000 loaned.  During fiscal year 2013, the Company paid $41,682 of the loan principal.  During fiscal year 2013, $342,912 of principal and interest were converted into 457,216 common shares.  The Company recorded $297,191 of expense associated with the induced conversion of these notes.
	-	244,196

Unsecured note payable to an entity controlled by an officer of the Company, including a $7,500 loan origination fee, interest at 12%, due August 2012. The note was convertible into common stock at 50% of fair market value or $0.40 per share, whichever is less. During the three months ended December 31, 2012, the Company issued a Series A debenture payable to the entity in satisfaction of the outstanding balance of $82,500 plus $3,716 of accrued interest.	-	82,500

Unsecured note payable to an entity controlled by an officer of the Company, including a $7,500 loan origination fee, interest at 12%, due September 2012. The note was convertible into common stock at $0.40 per share or 50% of market value, whichever was less. During the three months ended December 31, 2012, the Company issued a Series A debenture payable to the entity in satisfaction of the outstanding balance of $82,500 plus $3,173 of accrued interest.	-	82,500

	2013	2012
Notes payable to an entity controlled by an officer of the Company, including a $26,000 loan origination fee which was convertible into Series D preferred stock at any time at $2.00 per share, interest at 15%, due December 2012. This note was secured by real estate. During the three months ended December 31, 2012, the Company issued a Series A debenture payable to the entity in satisfaction of the outstanding balance of $51,000 plus $3,186 of accrued interest. Upon the conversion of the note, the Company immediately recognized the unamortized debt discount of $14,238.	$-	$51,000

Total before discount and current portion	1,896,135	1,957,161
Less discount	(3,720)	(223,381)

Total notes payable, related-party	1,892,415	1,733,780
Less current portion	(1,892,415)	(1,563,923)

Total notes payable, related-party, net of current portion	$-	$169,857

The total principal on related-party notes payable of $1,892,415 is schedule to be repaid during the fiscal year ending September 30, 2014.

11.           Loss on Induced Conversion of Debt and Sale of Common Stock

The Company offered an induced conversion rate to all debt holders at a rate of $0.75 per share of common stock, which was below the market price of the stock.  Debt and accrued interest of approximately $10,004,000 was converted to shares of common stock. The Company also offered the private placement of common stock to existing investors at $0.75 per share, which was below the market price.  The difference between the offered price and the market price of all common stock issued was approximately $9,356,000 and is recorded as a loss on induced conversion of debt and sale of common stock.

12.           Fair Value Measurements

The Company measured the fair values of its assets and liabilities using the US GAAP hierarchy levels as follows:

Level 1	The Company does not have any Level 1 inputs available to measure its assets.

Level 2	The Company’s embedded derivative liabilities are measured on a recurring basis using Level 2 inputs.

Level 3	The Company’s goodwill is measured using Level 3 inputs.

The Company’s embedded derivative liabilities are re-measured to fair value as of each reporting date until the contingency is resolved.  See Note 13 below for more information about these liabilities and the inputs used for calculating fair value.

13.           Derivative Liabilities

As described in Notes 9 and 10, the Company has issued convertible notes payable with variable conversion options.  The Company has determined the conversion options of certain notes payable are subject to derivative liability treatment and are required to be accounted for at fair value.  The derivative liabilities for the fiscal years ended September 30, 2013 and 2012 totaled $795,151 and $4,015,855, respectively.  The derivative liability as of September 30, 2012 was eliminated during fiscal year 2013 as a result of the 10-for-1 reverse common stock split, this decreased the number of outstanding shares and convertible shares of “freestanding instruments”, such that the Company can reserve sufficient shares to settle “freestanding instruments.”

During fiscal year 2013, the Company estimated the fair value of the embedded derivatives using a binomial option-pricing model with the following assumptions: conversion price of $0.75 per share according to the agreements; risk free interest rate of 0.10% to 0.11%; expected life of 0.83 to 1.00 years; expected dividends of zero; a volatility factor of 200% to 229%; and a stock price of $1.45.  The expected lives of the instruments are equal to the average term of the conversion option.  The expected volatility is based on the historical price volatility of the Company’s common stock.  The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.  The loss on derivative liabilities for the fiscal years 2013 and 2012 was $333,406 and $2,104,389, respectively.

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

Series C Convertible Preferred Stock

On October 4, 2011, the Company issued 480,000 shares of Series C convertible preferred stock (“Series C preferred stock”) in connection with the patent license agreement settlement (see Note 6).  The par value of the Series C is $0.00001 per share.  The Series C preferred stock is non-voting stock.  Each share of Series C preferred stock may be converted into one share of common stock, provided, however, that a holder may not convert shares of Series C preferred stock which, upon conversion, would result in the holder becoming the beneficial owner of more than 4.99% of the issued and outstanding common stock of the Company.

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

During fiscal year 2013, the Company issued 9,062 shares of Series D preferred stock for accrued dividends of $53,992 associated with Series C preferred stock.  During fiscal year 2012, the Company issued 10,218 shares of Series D preferred stock for accrued dividends of $35,763 associated with Series C preferred stock.

Series D Convertible Preferred Stock

On October 4, 2011, the Board of Directors designated 1,000,000 shares of preferred stock as Series D convertible preferred stock (“Series D preferred stock”).  As originally designated, the Series D preferred stock vested immediately upon issuance, and each share of Series D preferred stock was convertible into one share of common stock.  The original designation also provided that the Series D preferred stock was non-voting and would not receive dividends.  In addition, conversion of the Series D preferred stock was limited to not more than 4.99% of the issued and outstanding common stock.

During fiscal year 2012, the Board of Directors approved the following amendments to the designation of the rights and preferences of the Series D preferred stock prior to the issuance of any of the shares:

•	Changed the conversion ratio from one share of common stock for one share of Series D preferred stock to five shares of common stock for one share of Series D preferred stock;

•	Added an annual dividend rate of 8%, payable in stock or cash quarterly beginning April 1, 2012;

•	Changed the shares from non-voting to voting, on an as-converted basis;

•	Eliminated the 4.99% conversion limitation;

•	Permitted conversion of the Series D preferred stock, commencing April 1, 2012;

•	Permitted the Company, at its option, to redeem the Series D preferred shares at a redemption price equal to 120% of the original purchase with 15 days notice.

During fiscal year 2013, the Company issued the following shares of Series D preferred stock:

•	103,843 shares for $817,482 in loan origination fees;

•	71,800 shares for advisory services through December 2014, the value on the date of grant was $230,800;

•	20,000 shares for consulting services through December 2013, the value on the date of grant was $60,000;

•	52,913 shares for $150,000 in previously accrued Board of Directors’ fees and $61,652 of compensation for services;

•	46,300 shares for a bonus to an officer for services, the value on the date of grant was $234,700;

•	9,062 shares for dividends on Series C preferred stock, the value on the date of grant was $53,992;

•	5,025 shares for dividends on Series D preferred stock, the value on the date of grant was $31,689;

•	126,117 shares for consulting services by an entity controlled by an officer of the Company, which were previously accrued in the amount of $564,280;

•	85,000 shares to an entity controlled by an officer of the Company for consulting services, the value on the date of grant was $455,000;

•
80,000 shares for a bonus to the CEO of the Company for signing an employment agreement with the Company, the value at the date of grant was $320,000, which cannot convert to common stock until the Company has 20,000 members;

•	2,055 shares for services with value of $14,899 on the date of grant.

During fiscal year 2013, an employee of the Company converted 50,000 shares of Series D preferred stock into 250,000 shares of common stock.  The Company also accrued $232,834 of dividends on Series D preferred stock and settled the accrued dividends by issuing 5,025 shares of Series D preferred stock and 143,465 shares of common stock during fiscal year 2013.

Series E Convertible Preferred Stock

During fiscal year 2013, the Board of Directors designated shares of preferred stock as Series E convertible preferred stock (“Series E preferred stock”).  The Series E preferred stock vests immediately upon issuance. Series E preferred stock is convertible into common stock at $1.00 per share, the conversion price is adjustable if there are distributions of common stock or stock split by the Company.  The designation also provides that the Series E preferred stock would be non-voting and would receive a monthly dividend of 3.322% for 25 to 32 months.  In addition, the convertibility and the redemption price of the Series E preferred stock is gradually reduced by dividend payments over 25 to 32 months.  After the dividend payment term, the redemption price of Series E preferred stock is $0 and the Series E preferred stock has no convertibility to common stock.

During fiscal year 2013, $614,765 of debenture loans and accrued interests converted into 61,723 shares of Series E preferred stock.  During fiscal year 2013, the Company paid dividends of $17,271 to Series E shareholders.  As of September 30, 2013, the redemption price for the Series E preferred stock was $601,585.

Liquidation Preference

Upon any liquidation, dissolution or winding up of the Company, before any distribution or payment may be made to the holders of the common stock, the holders of the Series C, Series D, and Series E preferred stock are entitled to be paid out of the assets an amount equal to $1.00 per share plus all accrued but unpaid dividends.  If the assets of the Company are insufficient to make payment in full to all holders of preferred stock, then the assets shall be distributed among the holders of preferred stock ratably in proportion to the full amounts to which they would otherwise be respectively entitled.

15.          Common Stock

During fiscal year 2013, the Company issued the following shares of common stock:

•	327,382 shares valued at $458,929 as compensation for services to six independent consultants;

•	220,000 shares valued at $318,000 as compensation for two key employees as an incentive to work for the Company. The stock vests according to the terms of the employment agreements;

•	27,650 shares for employee bonuses valued at the date of grant at $39,825;

•	350,000 shares valued at $350,000 for option exercises from employee bonuses granted by the Company;

•	150,000 shares valued at $187,500 for an employment contract extension with a key employee;

•	25,000 shares valued at $31,750 to medical advisory board members for services through September 2014;

•	25,000 shares valued at $31,750 for services provided by a board member;

•	141,987 shares as loan origination fees at a value of $387,849;

•	4,758 shares valued at $7,137 for the extension of related-party payables;

•	40,000 shares valued at $61,500 for the extension of third-party notes payable;

•	13,439,190 shares for the conversion of outstanding debt in the amount of $18,467,123;

•	2,600 shares valued at $3,900 as part of the issuance of $26,000 of new debt to a related party;

•	166,200 shares valued at $225,300 to settle an accrued liability of $126,200;

•	250,000 shares for the conversion of 50,000 shares of Series D preferred stock;

•	425,000 shares for the exercise of options held by two key managers of GWire;

•	200,625 shares valued at $232,765 as dividends accrued for Series C and Series D preferred stock holders;

•	1,313,334 shares valued at $1,842,334 for cash of $985,000;

•	29,600 shares to employees in accordance with a restricted stock agreement:

During fiscal year 2012, the Company issued the following shares of common stock:

•	60,000 shares for settlement of a patent license agreement, with value on the date of grant of $240,000;

•	129,161 shares for consulting services, with value on the date of grant of $218,906;

•	60,000 shares for settlement of $312,000 of accrued liabilities;

•
200,000 shares in connection with a settlement agreement.  During fiscal year 2010, the Company granted Class D warrants for the purchase of 158,416 shares of common stock and Class E warrants for the purchase of 41,584 shares of common stock.  During fiscal year 2012, the Company entered into a settlement agreement with the holders of these warrants to resolve claims of the holders regarding their conversion of shares of preferred stock.  Under the settlement agreement, the holders exchanged the Class D and Class E warrants for 200,000 shares of common stock and the warrants were cancelled.  The Company recognized $500,000 of expense due to the conversion;

•	231,000 shares from conversion of related–party, short-term notes payable in the amount of $92,400; and

•	100,000 shares for loan origination fees of $70,000.

In June 2011, the Company entered into a service contract with a former CEO for services to be rendered from October 2010 through September 2014.  As part of this service contract, the Company issued 400,000 shares of restricted common stock with a fair value on the date of grant of $1,840,000, as payment for past and future services.  During fiscal year 2012, the Company accelerated the vesting of the shares and recognized the residual compensation expense of $1,380,000 related to the issuance of these shares.

In fiscal year 2010, the Company awarded certain employees restricted stock totaling 67,900 shares, valued at $916,650, in connection with Company milestones.  In fiscal year 2013, the Company issued 29,600 restricted shares of common stock valued at $399,600, and reduced the shares of non-vested common stock by 25,700 shares due to the change of employment status of individuals.  In fiscal year 2012, no restricted shares of common stock were issued to employees.  During fiscal years 2013 and 2012, the Company recognized compensation expense of $0 and $168,419, respectively.  As of September 30, 2013 and 2012, the unrecognized stock-based compensation was $0 and $245,952, respectively, and will be recognized over the remaining vesting terms.

16.           Stock Options and Warrants

The fair value of each stock option or warrant is estimated on the date of grant using a binomial option-pricing model.  The expected life of stock options or warrants represents the period of time that the stock options or warrants are expected to be outstanding, based on the simplified method.  Expected volatilities are based on historical volatility of the Company’s common stock, among other factors.  The Company uses the simplified method within the valuation model due to the Company’s short trading history.  The risk-free rate related to the expected term of the stock option or warrants is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend yield is zero.

During fiscal years 2013 and 2012, the Company measured the fair value of the warrants using a binomial valuation model with the following assumptions:

	2013	2012
Exercise price	$0.75 - $10.00	$0.40 - .44
Expected term (years)	1.5 - 2.5	2.5
Volatility	219% - 298%	131% - 135%
Risk-free rate	0.23% - 0.88%	0.39% - 0.44%
Dividend rate	0%	0%

During fiscal year 2013, the Company recorded stock-based compensation expense relating to the following stock options and warrants:

•
Options to purchase 433,333 shares were granted to each of three employees of 4G, 1,300,000 total shares, as part of their employment agreements dated June 21, 2012, with an exercise price of $1.00 per share. These options vest as described in Note 4. The options expire in June 2017. The value of the options at the date of grant was $1,147,163. The Company amortizes the expense based on expected completion dates of the milestones. During fiscal year 2013, the Company recognized $846,898 of the total compensation expense. As of September 30, 2013, options for 260,000 shares have vested.

•
Options to purchase 1,000,000 shares were granted to the Company’s CEO for services as part of his employment agreement dated July 2012, with an exercise price of $1.00 per share. One tenth (100,000 shares) of the options vest for each milestone of 5,000 additional members added to the Company since the beginning of his employment in July 2012 until fully vested. The options expire in July 2017. The Company amortizes the expense based on expected completion dates of the milestones. During fiscal year 2013, the Company recognized $660,140 of the total compensation expense. As of September 30, 2013, options for 500,000 shares have vested due to the Company reaching certain milestones according to the contract. In August 2013, the CEO exercised options to purchase 350,000 shares of common stock at $1.00 per share.

•
Options to purchase 212,500 shares were granted to both key managers of GWire, 425,000 in aggregate, with an exercise price of $1.00 per share. Under the option agreements, the only method of exercise requires the employee to submit up to 212,500 shares of GWire stock, awarded as part of the employment agreements dated November 1, 2012 to the Company in exchange for equivalent shares of the Company’s common stock, up to $425,000 in total. The options were fully vested upon issuance. In April 2013, both managers converted all of these options together with 4,250,000 shares of GWire stock into 425,000 shares of the Company’s common stock. As a result, the Company owns 100% of GWire as of June 30, 2013.

•
Options to purchase 25,300 shares were granted to GWire employees, with an exercise price of $1.00 per share. The options vested immediately and the Company recognized $32,572 as compensation expense during fiscal year 2013.

•
Options to purchase 100,000 shares were granted as part of an employment agreement signed with a new employee dated May 2013, with an exercise price of $1.65 per share. One quarter (25,000 shares) of the options vest after one year and the remaining balance vests equally over the following nine quarters (8,333 per quarter). The options expire in May 2018. During fiscal year 2013, the Company recognized $12,689 of compensation expense associated with the options.

•
Options to purchase 100,000 shares were granted as part of a loan extension agreement with an unrelated party, with an exercise price of $1.00 per share. The options vested immediately and the Company recognized $103,495 of interest expense during fiscal year 2013.

•
Options to purchase 100,000 shares were granted for consulting services rendered by a third party, with an exercise price of $1.00 per share. The options vested immediately and the Company recognized $134,785 of consulting expense during fiscal year 2013.

•
Options to purchase 36,667 shares were granted as loan due diligence fees to an unrelated party, with an exercise price of $0.75 per share. The options vested immediately and the Company recorded $51,492 as loan discount, which is being amortized over the life of the loan.  During fiscal year 2013, the Company recognized $8,317 as interest expense for the loan discount amortization.

The following table summarizes information about stock options and warrants outstanding as of September 30, 2013:
Options and Warrants	Number of Options and Warrants	Weighted-Average Exercise Price
Outstanding as of October 1, 2012	2,386,587	$1.47
Granted	2,086,967	1.04
Exercised	(875,000)	1.00
Forfeited	-	-
Outstanding as of September 30, 2013	3,598,554	1.33
Exercisable as of September 30, 2013	2,271,887	1.50

As of September 30, 2013, the outstanding warrants have an aggregate intrinsic value of $434,890, and the weighted average remaining term of the warrants is 3.13 years.

17.           Segment Information

The Company operates two business segments based primarily on the nature of the Company’s products. The Chronic Illness Monitoring segment is engaged in the business of developing, distributing and marketing mobile monitoring of patient vital signs and physical activity to self-insured companies. The CareServices segment is engaged in the business of developing, distributing and marketing mobile health monitoring and concierge services to distributors and consumers. The Company previously operated a reagents business which was sold in June 2013.  The Company no longer holds any ownership interest in the reagents business.

Additionally, at the corporate level, the Company raises capital and provides for the administrative operations of the Company as a whole.

The following table reflects certain financial information relating to each reportable segment for fiscal years 2013 and 2012:

	Corporate	Chronic Illness Monitoring	CareServices	Reagents	Total
Fiscal year ended September 30, 2013
Sales to external customers	$-	$9,738,988	$1,660,544	$351,645	$11,751,177
Segment loss	(21,986,526)	(460,017)	(3,179,151)	(5,312)	(25,631,006)
Interest expense, net	5,583,932	-	-	-	5,583,932
Segment assets	600,892	9,482,037	2,291,121	-	12,374,050
Fixed assets and leased equipment purchases	243,273	-	241,527	888	485,688
Depreciation and amortization	124,269	114,440	984,663	9,362	1,232,734

Fiscal year ended September 30, 2012
Sales to external customers	$-	$706,888	$352,223	$467,259	$1,526,370
Segment loss	(11,298,372)	(532,207)	(389,187)	(145,990)	(12,365,756)
Interest expense, net	858,224	-	-	-	858,224
Segment assets	397,557	1,957,779	3,224,579	296,039	5,875,954
Fixed assets and leased equipment purchases	93,315	-	257,857	-	351,172
Depreciation and amortization	304,841	-	64,348	16,296	385,485

18.           Income Taxes

As of September 30, 2013, the Company had net operating loss carryforwards available to offset future taxable income, if any, of approximately $51,800,000, which will begin to expire in 2027.  The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.  The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carryforwards.  For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place.  The Company will perform an analysis to determine whether any such limitations have occurred as the net operating losses are utilized.
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

Deferred income taxes are determined based on the estimated future effects of differences between the consolidated financial reporting and income tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws and the tax rates expected to be in place.  For fiscal years 2013 and 2012, the Company’s expected federal tax rate was 34%.

The deferred income tax assets (liabilities) were comprised of the following as of September 30:

	2013	2012
Net operating loss carryforwards	$19,330,000	$11,807,000
Depreciation, amortization and reserves	453,000	101,000
Stock-based compensation	1,863,000	1,113,000
Accrued vacation	2,000	20,000
Valuation allowance	(21,648,000)	(13,041,000)

Total	$-	$-

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company’s benefit for income taxes for fiscal years 2013 and 2012 were as follows:

	2013	2012
Federal income tax benefit at statutory rate	$8,715,000	$4,204,000
State income tax benefit, net of federal income tax effect	846,000	408,000
Non-deductible expenses	(954,000)	(804,000)
Change in valuation allowance	(8,607,000)	(3,808,000)

Benefit for income taxes	$-	$-

During fiscal years 2013 and 2012, the Company recognized no interest or penalties, and there were no changes in unrecognized tax benefits from tax positions taken or from lapsed statutes of limitations.  There were no settlements with taxing authorities.  As of September 30, 2013, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate, and there are no positions that are anticipated to significantly increase or decrease.  The Company had no tax examinations beginning, ending, or remaining in process as of and for the years ended September 30, 2013 and 2012.  Tax returns for fiscal years subsequent to 2009 remain subject to examination.

19.           Commitments and Contingencies

The Company leases office space under non-cancelable operating leases.  Future minimum rental payments under non-cancelable operating leases as of September 30, 2013 were as follows:

Years Ending September 30,
2014	$277,603
2015	308,330
2016	317,580
2017	327,107
2018	280,077

$1,510,697

The Company’s rent expense for facilities held under non-cancelable operating leases for fiscal years 2013 and 2012 was approximately $268,000 and $204,000, respectively.

In May 2013, the Company entered into a settlement agreement and patent license agreement and an agreed motion was filed to dismiss all claims of a lawsuit.  The final payment required by the settlement agreement and patent license patent agreement was made in December, 2013.

20.           Subsequent Events

Subsequent to September 30, 2013, the Company entered into the following agreements and transactions:

(1)
In October 2013, the Company entered into a loan conversion agreement with an investor.  The Company issued 8,347 shares of Series E preferred stock for the conversion of a Series A debenture agreement representing principal and interest in the amount of $83,473.

(2)
In November 2013, the Company entered into a loan conversion agreements with two investors.  The Company issued 441,735 shares of common stock for the conversion of a note payable representing principal and interest in the amount of $331,301.

(3)
In December 2013, the Company designated 7,803 shares of preferred stock as Series F variable rate convertible preferred stock and completed the sale of $3,120,000 in 8% original issue shares of Series F preferred stock.  The Company received $2,835,771 cash after fees and expenses.   As part of the transaction consultants invested an additional $220,000 under subscription agreements to purchase 247 shares of Series F preferred stock.  In addition, the Company issued 3,495,000 warrants exercisable at $1.10 per share for five years as part of the overall transaction.

(4)
In December 2013, the Company entered into a loan conversion agreement with one of its debt holders.  The Company issued 857 shares of Series F preferred stock for the conversion of a note payable representing principal and interest in the amount of $573,868.  In addition, the Company issued 856,977 warrants exercisable at $1.10 per share for five years.

(5)
In December 2013, the Company entered into a loan conversion agreement with a related party.  The Company issued 1,883,675 shares of common stock for the conversion of a note payable representing principal and interest in the amount of $1,126,026.  In addition, the Company issued 410,348 warrants exercisable at $1.10 per share for five years.

(6)
In December 2013, the Company entered into a loan conversion agreement with a related party.  The Company issued 1,100,110 shares of common stock for the conversion of a note payable representing principal and interest in the amount of $659,474.  In addition, the Company issued 239,652 warrants exercisable at $1.10 per share for five years.

(7)
In December 2013, the Company entered into a loan conversion agreement with the Company’s chief executive officer.  The Company issued 213,334 shares of common stock for the conversion of a note payable representing principal and interest in the amount of $160,000.

(8)	In December 2013, an investor converted 480,000 shares of Series C preferred stock to 672,000 shares of common stock.

(9)	In December 2013, related party and non-related party investors converted 893,218 shares of Series D preferred stock to 6,252,526 shares of common stock.

(10)
In December 2013, the Company entered into a loan conversion agreement with one of its debt holders.  The Company issued 66,667 shares of common stock for the conversion of a note payable representing principal and interest in the amount of $50,000.