Form 10-Q
period 2013-12-31
ACTIVECARE, INC.
filed 2014-02-20
CIK 1429896

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 0-53570

ActiveCare, Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-0578125
(State or other jurisdiction of incorporationor organization)	(I.R.S. Employer Identification No.)

1365 West Business Park Drive Orem, UT (Address of principal executive offices)	84058 (Zip Code)

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

As of February 19, 2013, the registrant had 32,941,570 shares of common stock outstanding.

ActiveCare, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ActiveCare, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
As of December 31 and September 30, 2013

	December 31,	September 30,
	2013	2013
Assets

Current assets:
Cash	$354,065	$223,835
Accounts receivable, net	7,033,600	7,345,912
Inventory	1,336,164	1,249,220
Prepaid expenses and other	54,338	38,998

Total current assets	8,778,167	8,857,965

Customer contracts, net of accumulated amortization of $1,143,619 and $935,361, respectively	1,226,263	1,434,521
Goodwill	825,894	825,894
Patents, net of accumulated amortization of $387,176 and $355,458, respectively	535,202	566,920
Property and equipment, net	567,823	570,360
Deposits and other assets	53,479	106,950
Domain name, net of accumulated amortization of $3,039 and $2,860, respectively	11,261	11,440

Total assets	$11,998,089	$12,374,050

See accompanying notes to consolidated financial statements.

ActiveCare, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
As of December 31 and September 30, 2013
(Continued)

	December 31,	September 30,
	2013	2013
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,885,659	$6,621,234
Accounts payable, related-party	72,173	251,386
Accrued expenses	1,406,176	1,267,201
Derivatives liability	-	795,151
Current portion of notes payable	1,028,166	1,278,585
Notes payable, related-party	85,365	1,892,415
Dividends payable	14,311	3,471

Total current liabilities	7,491,850	12,109,443

Notes payable, net of current portion	741,808	1,055,918

Total liabilities	8,233,658	13,165,361

Stockholders’ equity (deficit):
Preferred stock, $.00001 par value: 10,000,000 shares authorized; 0 and 480,000 shares of Series C; 45,000 and 938,218 shares of Series D; 70,070 and 61,723 shares of Series E; and 4,353 and 0 shares of Series F outstanding, respectively	1	15
Common stock, $.00001 par value: 50,000,000 shares authorized; 32,944,215 and 21,775,303 shares outstanding, respectively	330	220
Additional paid-in capital, common and preferred	69,992,052	62,519,542
Accumulated deficit	(66,227,952)	(63,311,088)

Total stockholders’ equity (deficit)	3,764,431	(791,311)

Total liabilities and stockholders’ equity (deficit)	$11,998,089	$12,374,050

See accompanying notes to financial statements.

ActiveCare, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
For theThree Months Ended December 31, 2013 and 2012

	Three Months Ended
	December 31,
	2013	2012
Revenues:
Chronic illness monitoring	$2,079,467	$1,953,605
CareServices	348,791	419,688
Total revenues	2,428,258	2,373,293

Cost of revenues:
Chronic illness monitoring	1,191,815	1,461,786
CareServices	302,224	721,527
Total cost of revenues	1,494,039	2,183,313

Gross profit	934,219	189,980

Operating expenses:
Selling, general and administrative (including $572,194 and $997,128, respectively, of stock-based compensation)	2,709,700	2,676,644
Research and development	75,291	97,381
Total operating expenses	2,784,991	2,774,025

Loss from operations	(1,850,772)	(2,584,045)

Other income (expense):
Gain on derivatives liability	479,737	38,337
Loss on induced conversion of debt	(114,098)	-
Interest expense, net	(1,269,076)	(1,023,593)
Other income	2,368	2,326
Total other income (expense)	(901,069)	(982,930)

Net loss from continuing operations	(2,751,841)	(3,566,975)

Loss from discontinued operations	-	(13,742)

Net loss	(2,751,841)	(3,580,717)

Deemed dividend on conversion of preferred stock to common stock	(2,234,924)	-
Dividends on preferred stock	(153,013)	(59,544)

Net loss attributable to common stockholders	$(5,139,778)	$(3,640,261)

Net loss per common share - basic and diluted
Continuing operations	$(0.20)	$(0.78)
Discontinued operations	-	(0.00)
Net loss per common share	$(0.20)	$(0.78)

Weighted average common shares outstanding – basic and diluted	25,302,000	4,647,000

See accompanying notes to financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended December 31, 2013 and 2012

	Three Months Ended
	December 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(2,751,841)	$(3,580,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	295,582	301,664
Gain on derivatives liability	(479,737)	(38,337)
Stock-based compensation expense	512,193	997,128
Stock and warrants issued for services	60,001	-
Stock issued for interest expense	785,454	43,510
Amortization of debt discounts	494,853	367,621
Loss on induced conversion of debt	114,098	-
Loss on disposal of property and equipment	-	1,242
Changes in operating assets and liabilities:
Accounts receivable	312,312	(1,813,226)
Inventory	(86,944)	(244,544)
Prepaid expenses and other	(30,239)	(9,231)
Accounts payable	(1,914,788)	1,444,715
Accrued expenses	(39,517)	(273,040)
Deposits and other assets	53,470	(60,296)
Net cash used in operating activities	(2,675,103)	(2,863,511)

Cash flows from investing activities:
Purchases of property and equipment	(51,648)	(129,423)
Net cash used in investing activities	(51,648)	(129,423)

Cash flows from financing activities:
Proceeds from the sale of preferred stock, net	2,770,771	-
Proceeds from related-party notes payable, net	605,000	1,215,800
Proceeds from notes payable, net	500,000	1,476,746
Principal payments on related-party notes payable	(633,000)	(36,250)
Principal payments on notes payable	(307,396)	(157,340)
Payment of dividends	(78,394)	-
Net cash provided by financing activities	2,856,981	2,498,956

Net increase (decrease) in cash	130,230	(493,978)
Cash, beginning of the period	223,835	529,839

Cash, end of the period	$354,065	$35,861

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended December 31, 2013 and 2012
(unaudited) cont.

	Three Months Ended
	December 31,
	2013	2012
Supplemental Cash Flow Information:
Cash paid for interest	$67,050	$274,784

Non-Cash Investing and Financing Activities:
Related-party notes payable converted to common stock	1,782,738	-
Notes payable converted to preferred stock	633,254	-
Issuance of stock for loan origination fees	370,633	-
Liability to issue shares of common stock for loan origination fees	234,793	-
Dividends on preferred stock	91,340	59,544
Issuance of stock for dividends	62,130	17,727
Reclassification of derivatives liability to equity	-	4,169,461
Issuance of preferred stock for accrued liabilities	-	865,549
Issuance of derivatives liability	-	411,300

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The unaudited interim condensed consolidated financial statements of ActiveCare, Inc. (the “Company” or “ActiveCare”) have been prepared in accordance with Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2013 and September 30, 2013, and the results of its operations and its cash flows for the three months ended December 31, 2013 and 2012. These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013. The results of operations for the three months ended December 31, 2013 may not be indicative of the results for the full fiscal year ending September 30, 2014.

During fiscal year 2013, the Company completed a 10-for-1 reverse common stock split, and all periods presented have been retroactively adjusted to reflect the reverse common stock split.

Going Concern

Although the Company had a positive gross margin for the three months ended December 31, 2013 and fiscal year 2013, it has incurred negative cash flows from operating activities and recurring net losses for those same periods. The Company had positive working capital and positive stockholders equity as of December 31, 2013, however, it had negative working capital and negative stockholders equity as of September 30, 2013. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order for the Company to eliminate substantial doubt about its ability to continue as a going concern, it must continue to improve gross margins, generate positive cash flows from operating activities and obtain the necessary debt or equity funding to meet its projected capital investment requirements. Management’s plans with respect to this uncertainty include raising additional capital by issuing debt or equity securities and increasing the sales of the Company’s services and products. During the three months ended December 31, 2013, the Company (1) completed the sale of $3,248,000, net of $477,229 of related costs, of Series F convertible preferred stock (“Series F preferred stock”); (2) converted $2,326,801 of debt and accrued interest to common stock; (3) converted $574,592 of debt and accrued interest to Series F preferred stock; and (4) converted $83,473 of debt and accrued interest to Series E preferred stock. There can be no assurance that the Company will be able to raise sufficient additional capital or that revenues will increase rapidly enough to offset operating losses. If the Company is unable to increase revenues or obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates and the reported amounts of revenues and expenses for the reporting periods. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The Company measured the fair values of its assets and liabilities using the US GAAP hierarchy.  The carrying amounts reported in the condensed consolidated balance sheets for cash, accounts receivable, accounts payable, and accrued liabilities approximate fair values due to the short-term nature and liquidity of these financial instruments. Derivative financial instruments are recorded at fair value based on current market pricing models. The carrying amounts reported for notes payable approximate fair value because the underlying instruments are at interest rates which approximate current market rates.

2.	Discontinued Operations

In June 2013, the Company sold the assets and liabilities of its reagents segment.  This segment was engaged in the business of manufacturing and marketing medical diagnostic stains, solutions and related equipment to hospitals and medical testing labs.  The purchaser was a former employee.

The Company no longer holds any ownership interest in the reagents segment and has ceased incurring costs related to its operations and development. The sale included all applicable segment assets and liabilities including, accounts receivable, inventory, accounts payable, property, equipment and leased equipment.  The purchaser assumed the lease for general office and warehouse space.

As a result of the sale of the reagents business, the Company has reflected this segment as discontinued operations in the condensed consolidated financial statements for the three months end December 31, 2012.  The following table summarizes certain operating data for discontinued operations for the three months ended December 31, 2012:

Three months ended
December 31, 2012
Revenues	$124,469
Cost of revenues	(97,860)
Gross margin	26,609

Selling, general and administrative expense	(40,351)

Net loss from discontinued operations	$(13,742)

3.	Net Loss per Common Share

Net loss per common share is computed by dividing net loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding.  The computation of net loss per common share does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Common share equivalents consist of shares of common stock issuable upon the exercise of stock options, stock purchase warrants and the conversion of convertible preferred stock or debt instruments into common stock.  As of December 31, 2013 and 2012, there were 15,947,310 and 8,792,477 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive. The anti-dilutive common stock equivalents outstanding consisted of the following as of:

	December 31, 2013	December 31, 2012
Common stock options and warrants	10,648,676	4,111,587
Series C convertible preferred stock	-	480,000
Series D convertible preferred stock	225,000	3,888,440
Series E convertible preferred stock	623,384	-
Series F convertible preferred stock	4,353,000	-
Convertible debt	80,000	272,250
Restricted shares of common stock	17,250	40,200

Total common stock equivalents	15,947,310	8,792,477

4.	Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and has concluded that the future adoption of any such pronouncements will not have a material impact on the Company’s financial position, results of operations, or liquidity.

5.	Inventory

Inventory is recorded at the lower of cost or market, cost being determined using the first-in, first-out (“FIFO”) method. Inventory is for the Chronic Illness Monitoring segment and consists of diabetic supplies.  The Company writes down inventory due to obsolescence and excessive quantities to estimated net realizable value.  Due to competitive pressures and technological innovation, it is possible that estimates of net realizable values could change in the near term.  As of December 31, 2013 and September 30, 2013, inventory was $1,336,164 and $1,249,220, respectively.

6.	Customer Contracts

During fiscal year 2012, the Company recorded customer contracts of $2,369,882 acquired in its purchase of 4G Biometrics, LLC and Green Wire, LLC and affiliates.  The Company is amortizing the customer contracts over their estimated useful lives (through 2015).  Amortization expense for each of the three-month periods ended December 31, 2013 and 2012 was $208,258.  The Company’s future customer contract amortization as of December 31, 2013, is as follows:

Years Ending September 30,
2014	$567,554
2015	658,709

$1,226,263

7.	Patents

The Company is amortizing its patents over their remaining useful lives (through 2018).  Amortization expense for each of the three-month periods ended December 31, 2013 and 2012 was $31,718.  The Company’s future patent amortization as of December 31, 2013, is as follows:

Years Ending September 30,
2014	$95,152
2015	126,870
2016	126,870
2017	126,870
2018	59,440

$535,202

8.	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets, which range between 3 and 7 years.  Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the terms of the lease.  Equipment leased to customers is depreciated over the 3-year estimated useful lives of the related equipment, regardless of whether the equipment is leased to a customer or remaining in stock, and is recorded in cost of revenues for CareServices.  Expenditures for maintenance and repairs are expensed as incurred.  Upon the sale or disposal of property and equipment, any gains or losses are included in the results of operations. Property and equipment consists of the following as of:

	December 31, 2013	September 30, 2013
Equipment leased to customers	$389,492	$389,492
Equipment	261,521	255,339
Leasehold improvements	148,834	145,147
Software	91,587	87,361
Furniture	70,407	32,855
Total gross property and equipment	961,841	910,194

Accumulated depreciation and amortization	(394,018)	(339,834)

Property and equipment, net	$567,823	$570,360

Depreciation expense for the three months ended December 31, 2013 and 2012 was $54,185 and $61,511, respectively.

9.	Notes Payable

The Company had the following notes payable outstanding as of:

	December 31, 2013	September 30, 2013
Note payable to the former owners of Green Wire, secured by customer contracts, imputed interest rate of 12%, monthly installments over a 38-month term. In March 2013, the Company issued 15,000 shares of common stock (fair value of $24,000) to extend the term of the note. The fair value is being amortized to interest expense over the remaining life of the note.	$1,593,254	$1,766,971

Unsecured note payable with no interest, due March 2015. The Company issued warrants to purchase 450,000 shares of common stock (fair value of $143,634). The note also requires a payment of 667,000 shares of common stock at the end of the term (fair value of $230,293), recorded as an accrued liability.	440,000	-

Unsecured notes with interest at 15% (18% after due date), due April 2013. The Company issued 20,000 shares of Series D preferred stock as loan origination fees (fair value of $195,000). Principal of $50,000 and accrued interest of $13,333 were converted to common stock during the three months ended December 31, 2013.	64,261	185,476

Notes payable with interest at 12%, secured by the Company's assets, due August 2014. The Company issued warrants to purchase 36,667 shares of common stock (fair value of $51,452) as due diligence fees and issued 25,000 shares of common stock (fair value of $31,250) to a related-party as consideration for a personal guarantee. The notes and accrued interest were converted to Series F preferred stock during the three months ended December 31, 2013.	-	550,000

Unsecured note with interest at 12%, due March 2013. The note and accrued interest were converted to common stock during the three months ended December 31, 2013.	-	250,000

Series A debenture loan payable with interest at 12%, secured by customer contracts, payable in monthly installments, and due February 2016. The debenture was converted to Series E preferred stock during the three months ended December 31, 2013.	-	85,719

Unsecured note with interest at 15%, due March 2013. The note and accrued interest were converted to common stock during the three months ended December 31, 2013.	-	25,000

Total notes payable before discount	2,097,515	2,863,166
Less discount	(327,541)	(528,663)

Total notes payable	1,769,974	2,334,503
Less current portion	(1,028,166)	(1,278,585)

Notes payable, net of current portion	$741,808	$1,055,918

10.	Related-Party Notes Payable

The Company had the following related-party notes payable outstanding as of:

	December 31, 2013	September 30, 2013
Unsecured note payable to an officer of the Company with interest at 15%, due June 2012, currently in default. The note included a $3,000 loan origination fee added to the principal and is convertible into common stock at $0.50 per share.	$30,000	$33,000

Unsecured note payable to an officer of the Company with interest at 12%, due September 2013, currently in default, and convertible into common stock at $0.75 per share.	26,721	26,721

Unsecured note payable to an entity controlled by the Company’s CEO, interest at 12%, due upon demand, and convertible into common stock at $0.75 per share. The Company issued 17,500 shares of common stock (fair value of $26,250) as loan origination fees. During the three months ended December 31, 2013, $160,000 of the note was converted to common stock.	15,000	175,000

Unsecured note payable to an officer of the Company with interest at 12%, due upon demand.	13,644	13,644

Unsecured notes payable to an entity controlled by an officer of the Company with interest at 15%, due September 2013. The Company issued 60,000 shares of common stock (fair value of $93,000) as loan origination fees. The notes and accrued interest were converted to common stock during the three months ended December 31, 2013.	-	600,000

Unsecured note payable to an entity controlled by an officer of the Company with interest at 12%, due September 2013. The Company issued 30,000 shares of common stock (fair value of $38,100) as loan origination fees. The note and accrued interest were converted to common stock during the three months ended December 31, 2013.	-	300,000

Unsecured note payable to an entity controlled by an officer of the Company with interest at 12%, due September 2013. The Company issued 30,000 shares of common stock (fair value of $37,500) as loan origination fees. The note and accrued interest were converted to common stock during the three months ended December 31, 2013.	-	300,000

Unsecured notes payable to an entity controlled by an officer of the Company with interest at 12%, due April 2013. The note and accrued interest were converted to common stock during the three months ended December 31, 2013.	-	200,000

Unsecured note payable with no interest to an entity controlled by an officer of the Company, repaid during the three months ended December 31, 2013.	-	150,000

Unsecured note payable to an entity controlled by an officer of the Company with interest at 12%, due June 2013. The Company issued 5,600 shares of Series D preferred stock (fair value of $56,252), as loan origination fees. The note and accrued interest were converted to common stock during the three months ended December 31, 2013.	-	82,500

Unsecured notes payable with no interest to an individual related to an officer of the Company; repaid during the three months ended December 31, 2013.	-	10,000

Series B unsecured debenture to an entity controlled by an officer of the Company with interest at 12%, due December 2015. The debenture and accrued interest were converted to common stock during the three months ended December 31, 2013.	-	5,270

Total notes payable, related-party, before discount	85,365	1,896,135
Less discount	-	(3,720)

Total notes payable, related-party	$85,365	$1,892,415

11.	Fair Value Measurements

The Company measured the fair values of its assets and liabilities using the US GAAP hierarchy levels as follows:

Level 1	The Company does not have any Level 1 inputs available to measure its assets.

Level 2	The Company’s embedded derivative liabilities are measured on a recurring basis using Level 2 inputs.

Level 3	The Company’s goodwill is measured using Level 3 inputs.

The Company’s embedded derivative liabilities are re-measured to fair value as of each reporting date until the contingency is resolved, see Note 12.

12.	Derivatives Liability

The derivatives liability as of December 31, 2013 and September 30, 2013 was $0 and $795,151, respectively.  The elimination of the derivatives liability was due to the conversion of notes payable with variable conversion features.  During the three months ended December 31, 2013, the Company estimated the fair value of the embedded derivatives prior to their conversion and elimination using a binomial option-pricing model with the following assumptions, according to the instrument: exercise price of $0.75 per share; risk free interest rate of 0.10%; expected life of 0.63 years; expected dividends of 0%; a volatility factor of 108%; and a stock price of $1.00.  The expected lives of the instruments were equal to the average term of the conversion option.  The expected volatility is based on the historical price volatility of the Company’s common stock.  The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.  The gain on derivative liabilities for the three months ended December 31, 2013 and 2012 was $479,737 and $38,337, respectively.

13.	Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.00001 per share.  Pursuant to the Company’s Certificate of Incorporation, the Board of Directors has the authority to amend the Company’s Certificate of Incorporation without further stockholder approval, to designate and determine the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock and to create one or more series of preferred stock, fix the number of shares of each such series, and determine the preferences, limitations and relative rights of each series of preferred stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, and liquidation preferences.

Series C Convertible Preferred Stock

As of September 30, 2013, the Company had 480,000 shares of Series C convertible preferred stock issued and outstanding (“Series C preferred stock”).  During the three months ended December 31, 2013, all 480,000 shares of Series C preferred stock were converted to 672,000 shares of common stock.  The conversion rate of 1.4 shares of common stock was greater than the designated conversion rate of one share of common stock and, therefore, the additional 192,000 shares were recorded as a deemed dividend. In addition, the Company recognized $11,367 of dividends on Series C preferred stock and settled the accrued dividends by issuing 11,599 shares of common stock.  The Series C preferred stock was non-voting.

Series D Convertible Preferred Stock

The Board of Directors has designated 1,000,000 shares of preferred stock as Series D convertible preferred stock (“Series D preferred stock”).  The Series D preferred stock is voting on an as-converted basis.  The Series D preferred stock has a dividend rate of 8%, payable quarterly.  The Company may redeem the Series D preferred shares at a redemption price equal to 120% of the original purchase with 15 days notice. During the three months ended December 31, 2013, 893,218 shares of Series D preferred stock were converted to 6,252,526 shares of common stock.   The conversion rate of 7 shares of common stock was greater than the designated conversion rate of 5 shares of common stock and, therefore, the additional 1,786,436 shares were recorded as a deemed dividend. In addition, the Company recognized $50,764 of dividends on Series D preferred stock and settled the accrued dividends by issuing 54,738 shares of common stock.

Series E Convertible Preferred Stock

During fiscal year 2013, the Board of Directors designated shares of preferred stock as Series E convertible preferred stock (“Series E preferred stock”).  Series E preferred stock is convertible into common stock at $1.00 per share, the conversion price is adjustable if there are distributions of common stock or a stock split by the Company.  The designation also provides that the Series E preferred stock is non-voting and receives a monthly dividend of 3.322% for 25 to 32 months.  In addition, the convertibility and the redemption price of the Series E preferred stock is gradually reduced by dividend payments over 25 to 32 months.  After the dividend payment term, the redemption price of Series E preferred stock is $0 and the Series E preferred stock has no convertibility to common stock.  During the three months ended December 31, 2013, the Company issued 8,347 shares of Series E preferred stock for the conversion of an $83,473 note payable and accrued interest.

During the three months ended December 31, 2013, the Company paid dividends of $74,923 to Series E stockholders.  As of December 31, 2013, the redemption price for the Series E preferred stock was $623,384.

Series F Convertible Preferred Stock

During the three months ended December 31, 2013, the Board of Directors designated 7,803 shares of preferred stock as Series F convertible preferred stock (“Series F preferred stock”).  Series F preferred stock is non-voting, has a stated value of $1,000 and is convertible into common stock at $1.00 per share.  The Series F preferred stock has a dividend rate, payable quarterly, of 8% until April 30, 2015, 16% from May 1, 2015 to July 31, 2015, 20% from August 1, 2015 to October 31, 2015 and 25% thereafter.

During the three months ended December 31, 2013, the Company issued 4,353 shares of Series F preferred stock for $3,248,000, net of $477,219 of related costs, and the conversion of $574,592 of debt and accrued interest.

Liquidation Preference

Upon any liquidation, dissolution or winding up of the Company, before any distribution or payment may be made to the holders of the common stock, the holders of the Series C preferred stock, Series D preferred stock, Series E preferred stock, and Series F preferred stock are entitled to be paid out of the assets an amount equal to $1.00 per share plus all accrued but unpaid dividends.  If the assets of the Company are insufficient to make payment in full to all holders of preferred stock, then the assets shall be distributed among the holders of preferred stock ratably in proportion to the full amounts to which they would otherwise be respectively entitled.

14.	Common Stock

During the three months ended December 31, 2013, the Company issued 11,168,912 shares of common stock as follows:

•	3,712,549 shares to settle notes payable and related accrued interest, the value on the date of grant was $2,447,857;

•	105,500 shares for notes payable origination fees, the value on the date of grant was $110,900;

•	25,000 shares for services provided by an independent consultant, the value on the date of grant was $25,000;

•	335,000 shares for equity investment finders’ fees, the value on the date of grant was $335,000;

•	6,924,526 shares in connection with the conversion of 480,000 shares of Series C preferred stock and 893,218 shares of Series D preferred stock;

•	66,337 shares to settle accrued dividends for Series C preferred stock and Series D preferred stock, the value on the date of grant was $62,131.

15.	Common Stock Options and Warrants

The fair value of common stock options and warrants are estimated on the dates of grant using a binomial option-pricing model.  The expected lives of stock options and warrants represent the period of time that the stock options and warrants are expected to be outstanding, based on the simplified method.  Expected volatilities are based on historical volatility of the Company’s common stock, among other factors.  The Company uses the simplified method within the valuation model due to the Company’s short trading history and limited exercise history.  The risk-free rate related to the expected term of the stock option and warrants is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend yield is zero.

During fiscal years 2013 and 2012, the Company measured the fair values of the warrants using a binomial valuation model with the following assumptions:

	Three Months Ended
	December 31,
	2013	2012
Exercise price	$0.95 - $1.10	$0.40 - $0.90
Expected term (years)	2 - 3	3 - 5
Volatility	214% - 216%	293% - 298%
Risk-free rate	0.28% - 0.68%	0.35% - 0.73%
Dividend rate	0%	0%

During the three months ended December 31, 2013, the Company granted the following common stock options and warrants:

•
Options to purchase 650,000 shares were granted to an entity controlled by an officer of the Company for notes payable and accrued interest converted into common stock, with an exercise price of $1.10 per share.  The options expire in December 2018.  The Company recognized $590,887 of interest expense during the three months ended December 31, 2013;

•
Options to purchase 450,000 shares were granted to a note holder with an exercise price of $1.00 per share.  The options expire in October 2018.  The Company recognized $143,634 as debt discount, which is being amortized over the life of the note payable;

•	Options to purchase 856,977 shares were granted to two note holders for converting debt into common stock with an exercise price of $1.10 per share. The options expire in December 2018. The value of the options at date of grant was $769,415. The Company recognized the value of the options as additional paid-in capital during the three months ended December 31, 2013;

•
Options to purchase 3,669,120 shares were granted in connection with the sale of Series F preferred stock with an exercise price of $1.10 per share.  The options expire in December 2018.  The value of the options at date of grant was $3,333,119.  The Company recognized the value of the options as additional paid-in capital during the three months ended December 31, 2013;

•
Options to purchase 1,424,025 shares were granted in connection with the sale of Series F preferred stock with an exercise price of $1.10 per share.  The options expire in January 2018.  The value of the options at the date of grant was $1,222,001.  The Company recognized the value of the options as additional paid-in capital during the three months ended December 31, 2013.

The following table summarizes information about common stock options and warrants outstanding as of December 31, 2013:

Options and Warrants	Number of Options and Warrants	Weighted- Average Exercise Price
Outstanding as of October 1, 2013	3,598,554	$1.33
Granted	7,050,122	1.09
Exercised	-	-
Forfeited	-	-
Outstanding as of December 31, 2013	10,648,676	1.17
Exercisable as of December 31, 2013	9,388,676	1.19

As of December 31, 2013, the outstanding warrants have an aggregate intrinsic value of $0, and the weighted average remaining term of the warrants is 4.25 years.

16.	Segment Information

The Company operates two business segments based primarily on the nature of the Company’s products. The Chronic Illness Monitoring segment is engaged in the business of developing, distributing and marketing mobile monitoring of patient vital signs and physical activity to self-insured companies, insurance companies, and disease management companies. The CareServices segment is engaged in the business of developing, distributing and marketing mobile health monitoring and concierge services to distributors and consumers. The Company previously operated a reagents business which was sold in June 2013.  The Company no longer holds any ownership interest in the reagents business.

At the corporate level, the Company raises capital and provides for the administrative operations of the Company as a whole.

The following table reflects certain financial information relating to each reportable segment as of December 31, 2013 and 2012 and for the three months then ended:

	Corporate	Chronic Illness Monitoring	CareServices	Reagents	Total
As of December 31, 2013 and for the Three Months then Ended
Revenues	$-	$2,079,467	$348,791	$-	$2,428,258
Net income (loss)	(2,796,700)	347,642	(302,783)	-	(2,751,841)
Interest expense, net	1,269,076	-	-	-	1,269,076
Total assets	615,490	9,283,374	2,099,225	-	11,998,089
Property and equipment purchases	51,648	-	-	-	51,648
Depreciation and amortization	29,833	28,610	237,139	-	295,582

As of December 31, 2012 and for the Three Months then Ended
Revenues	$-	$1,953,605	$419,688	$124,469	$2,497,762
Net loss	(2,291,343)	(231,855)	(1,043,777)	(13,742)	(3,580,717)
Interest expense, net	1,023,593	-	-	-	1,023,593
Total assets	321,002	3,762,372	3,110,652	141,764	7,335,790
Property and equipment purchases	19,194	-	109,341	888	129,423
Depreciation and amortization	21,536	28,610	248,278	3,240	301,664

17.	Commitments and Contingencies

The Company leases office space under non-cancelable operating leases.  Future minimum rental payments under non-cancelable operating leases are as follows:

Years Ending September 30,
2014	$224,264
2015	308,330
2016	317,580
2017	327,107
2018	280,077

$1,457,358

The Company’s rent expense for facilities held under non-cancelable operating leases for the three months ended December 31, 2013 and 2012 was approximately $75,000 and $44,000, respectively.

In May 2013, the Company entered into a settlement agreement and patent license agreement through which all claims of a lawsuit were dismissed.  The final payment required by the settlement agreement and patent license agreement was made in December 2013.

18.	Subsequent Event

(1)
On February 10, 2014, Jack Johnson resigned as a member of the Board of Directors and the Compensation Committee of the Company.  There were no disagreements between Mr. Johnson and the Company or any officer or director of the Company which led to Mr. Johnson’s resignation.

(2)
In February 2014, the holders of the Series F preferred stock and the Company signed an amendment effective December 16, 2013 to clarify the conversion features of the Series F preferred stock and the warrants issued in connection with the Series F preferred stock.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader better understand our operations and our present business environment.  This MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements for the fiscal years ended September 30, 2013 and 2012, and the accompanying notes thereto, contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and our unaudited condensed consolidated financial statements for the three months ended December 31, 2013, and the accompanying notes thereto, contained in this Quarterly Report on Form 10-Q. Unless otherwise indicated, the terms “ActiveCare,” the “Company,” “we,” and “our” refer to ActiveCare, Inc., a Delaware corporation and its subsidiaries.

Overview

ActiveCare, Inc. was formed March 5, 1998 as a wholly owned subsidiary of SecureAlert, Inc. [OTCBB: SCRA.OB], a Utah corporation, formerly known as RemoteMDx, Inc. (“SecureAlert”).  We were spun off from SecureAlert in February 2009.  Effective July 15, 2009, we changed our name to ActiveCare, Inc., and our state of incorporation to Delaware. Our fiscal year ends on September 30.

Our primary focus is on markets addressing chronic conditions and disease states.  During fiscal years 2013 and 2012, we received valuable feedback through sales and focus groups reaching thousands of patients.  In fiscal year 2012, we launched an additional product line focused on technology for assisting the chronically ill.  Remote patient monitoring (“RPM”) is a technology to enable monitoring of patient vital signs and physical functions outside of conventional clinical settings (e.g., in the home, work or travel).  Physiological data such as blood sugar levels, blood pressure, pulse rate, and blood oxygen levels are collected by sensors on medical peripheral devices.  Examples of these devices include glucometers, blood pressure cuffs, and pulse oximeters.  The data is stored for future assessment or transmitted to healthcare providers or third parties via wireless telecommunication devices.  Disease states targeted by RPM technology providers typically include diabetes, congestive heart failure, sleep apnea, activity monitoring, and diet management.  We believe that we can improve the lives of the chronically ill and the elderly through the use of technology, while reducing the cost of care.  Central to these efforts is our state-of-the-art “CareCenter.”  This service is designed to monitor and track patients’ health conditions and chronic illnesses on a real time basis.  As part of these efforts we have staffed this sophisticated CareCenter with highly trained specialists to assist the chronically ill and elderly in managing their daily lives; 24 hours per day, seven days per week.  In order for the CareCenter to service our customers, we have developed and continue to develop numerous products designed to improve the health of the chronically ill and to enable the elderly to maintain a more active and mobile lifestyle.

Recent Developments

We have financed operations primarily through the sale of equity securities, long-term debt and short-term debt.  Until revenues are sufficient to meet our needs, we will attempt to secure financing through financial institutions or through the sale of our equity or debt securities.  There is no assurance that we will be able to obtain financing on satisfactory terms or at all.  If we only have nominal funds with which to conduct our business activities, it will negatively impact the results of our operations and our financial condition.

During the three months ended December 31, 2013, we (1) completed the sale of $3,248,000, net of $477,219 of related costs, of Series F preferred stock; (2) converted $2,326,801 of debt and accrued interest to common stock; (3) converted $574,592 of debt and accrued interest to Series F preferred stock; and (4) converted $83,473 of debt and accrued interest to Series E preferred stock.  These transactions strengthened our balance sheet and allow us to fulfill and finalize larger contracts.

During fiscal year 2013, we sold the net assets and operations of our reagents business segment for cash of $184,318.  The sale of the reagent segment allows us to focus our resources on the Chronic Illness Monitoring and CareService segments

During fiscal year 2012, we established GWire Corporation (“GWire”) as a subsidiary.  Effective September 1, 2012, GWire acquired the net assets and interests of Green Wire, LLC and affiliates (“Green Wire”).  We entered into employment agreements with two of Green Wire’s operating managers on November 1, 2012. These two individuals were granted 27% ownership in GWire; ActiveCare retained the remaining 73%.  During fiscal year 2013, the GWire operating managers converted their 27% ownership in GWire and 425,000 of related options to acquire shares of our common stock and as a result, we now own 100% of GWire.

Our Product and Service Strategy

Our product/service strategy falls into two distinctly different categories: (1) Chronic Illness Monitoring, and (2) CareServices or personal emergency response systems (“PERS”).

Chronic Illness Monitoring

Chronic illness monitoring involves the use of biometric monitoring devices in combination with proprietary data and algorithms to assess and predict the wellbeing of an individual under care.  Individual care profiles are created through the aggregation of personal health and medical claims information from multiple data sources.  Real-time biometric readings for blood glucose levels, blood pressure, heart rate, weight, tidal volume and other vital readings are captured over time and added to the existing personal information.  This unique data set is used for proactive care protocols, care provider alerts to elevated readings, and behavioral intervention prior to crisis events.

Technology to facilitate data-driven chronic illness monitoring consists of three components: (1) biometric monitoring devices, (2) medical and claims data aggregation, and (3) algorithms for the analysis of the data.  Biometric monitoring devices are provided by numerous medical hardware providers and deliver a wide range of features and functionality.  Our ActiveCare technology is agnostic to any specific device requirement, and has as a core competency the ability to integrate to and capture data from any 510(k) or HL7 compliant monitoring device.  Strategic relationships have been created with technology and market leaders, and evaluation of new and emerging technology partners is ongoing.  Medical and claims data is aggregated from multiple source providers using a proprietary application programmatic interface and data storage architecture.  This data is analyzed to identify individual care needs of those entering the program.  Monitoring alerts, predictive informatics and individual care plans are created and managed using our technology platform.  Care for chronic conditions may now be performed in real-time, and outcomes may be measured on both a medical and claims cost basis.

During the three months ended December 31, 2013, we spent approximately $75,000 on research and development primarily for chronic illness monitoring related to the development of prototype methods and systems for the capture and analysis of data, as well as the development of scalable architectures to migrate to production applications and deployments.  We will continue to identify claims and medical data sets as well as analytical and informatics technologies that advance our ability to provide unique services.  Core competency will continue to evolve in the methods and technologies for data analytics and predictive informatics.

CareCenter

The central point of our product offerings is our state-of-the-art CareCenter.  Our CareCenter is staffed 24x7 with CareCenter specialists who are 911-certified and trained.  In addition, we have nurses on duty and on call that are available to assist with medical issues or questions.  Our CareCenter specialists and CareCenter provide services ranging from responding to fall alerts detected and communicated by our devices, to full service concierge services.  The staff at the CareCenter provides assistance with everyday living needs of our members, and in an emergency situation, the 911-trained CareSpecialist evaluates the situation and decides whether to call emergency services and/or a designated friend or family member.

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

CareServices

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

Research and Development Program

During the three months ended December 31, 2013, we spent approximately $75,000 compared to $97,000 spent during the same period in 2012, on research and development primarily related to chronic illness monitoring, including work related to the development of prototype methods and systems for the capture and analysis of data, as well as the development of scalable architectures to migrate to production applications and deployments.

Critical Accounting Policies

The following summary includes accounting policies that we deem to be most critical to our business.  Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that were uncertain at the time the estimate was made, and

•	Changes in the estimate or different estimates that could have been selected could have a material impact on our condensed consolidated results of operations or financial position.

Use of Estimates in the Preparation of Financial Statements

We have prepared and included with this report unaudited condensed consolidated financial statements in conformity with US GAAP.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities; revenues and expenses for the reporting periods.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.  On an on-going basis, we evaluate our estimates, including those related to bad debts, inventory, intangible assets, warranty obligations, product liability, revenue recognition, and income taxes.  We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable and the results provide a basis for making judgments about the carrying values of the related assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

In May 2013, we completed a 10-for-1 reverse common stock split.  The condensed consolidated financial statements and notes for all periods presented in this report have been retroactively adjusted to reflect the reverse common stock split.

Material accounting policies that we believe are critical to an understanding of our financial results and conditions are described below.

Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. Derivative financial instruments are recorded at fair value based on current market pricing models. We estimate that, based on current market conditions, the fair values of long-term debt obligations approximate their carrying values as of December 31, 2013.

Concentrations of Credit Risk

We have cash in bank accounts that, at times, may exceed federally insured limits.  We have not experienced any losses in these accounts.

In the normal course of business, we provide credit terms to our customers and require no collateral.  We perform ongoing credit evaluations of our customers’ financial condition.  We maintain an allowance for doubtful accounts receivable based upon management’s specific review and assessment of each account at the period end.

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

Inventory

Inventory is recorded at the lower of cost or market, cost being determined using the first-in, first-out (“FIFO”) method. Chronic Illness Monitoring inventory consists of diabetic supplies.  Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.  Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable values could change in the near term.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets, typically three to seven years.  Leasehold improvements are amortized over the shorter of the estimated useful lives of the asset or the term of the lease.  Equipment leased to customers is depreciated over the three year useful lives of the related equipment, regardless of whether the equipment is leased to customers or remaining in stock, and is recorded in the cost of revenues for CareServices.  Expenditures for maintenance and repairs are expensed as incurred.  Upon the sale or disposal of property and equipment, any gains or losses are included in the results of operations.

Goodwill

Goodwill is not amortized but is reviewed for potential impairment at least annually.  The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows.  During the three months ended December 31, 2013, no events or circumstances indicated we should perform a goodwill impairment review.  Future cash flows can be affected by changes in industry or market conditions.  Goodwill was not impaired during fiscal year 2013.

Impairment of Long-Lived Assets

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to twenty years.  Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  During the three months ended December 31, 2013, no events or circumstances indicated the carrying amounts of any long-lived assets may not be recoverable.  No long-lived assets were considered to be impaired during fiscal year 2013.

Revenue Recognition

Our revenue has historically been from three sources: (1) sales of Chronic Illness Monitoring services and supplies; (2) sales from CareServices; (3) sales of medical diagnostic stains from our Reagents segment, which was sold during fiscal year 2013.  Information regarding revenue recognition policies relating to our current business segments is contained in the following paragraphs.

Chronic Illness Monitoring

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

We enter into agreements with insurance companies, disease management companies, and self-insured companies (collectively, customers) to lower medical expenses by distributing diabetic testing supplies to their customers or employees (members) and monitoring their test results.  Customers are obligated to pay for the supplies at the time of shipment and cash is due from these customers as the product is deployed to the members.  The term of these contracts are generally one year and, unless terminated by either party, will automatically renew for another year.  Collection terms are net 30-days after claims are submitted.  Chronic Illness Monitoring sales for the three months ended December 31, 2013 were $2,079,000.

To qualify for the recognition of revenue at the time of sale, the following must exist:

•	The price to the contracted self-insured company is fixed or determinable.

•	The self-insured company has paid or is obligated to pay us within terms.

•	The self-insured company’s obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product.

•	Once the product is shipped, the end user does not have the right of return.

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

We recognize CareServices revenue when persuasive evidence of an arrangement with the customer exists, title passes to the customer, prices are fixed or determinable and collection is reasonably assured.  Shipping and handling fees are included as part of net revenues.  The related freight costs and supplies directly associated with shipping products to members are included as a component of cost of revenues.  All CareServices sales are made with net 30-day payment terms.  CareServices sales for the three months ended December 31, 2013 were $349,000.

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

Results of Operations

Three Months Ended December 31, 2013 and 2012

Revenues

Revenues for the three months ended December 31, 2013 were $2,428,000 compared to $2,374,000 for the same period in 2012.  Revenues from Chronic Illness Monitoring were $2,079,000 for the three months ended December 31, 2013, compared to $1,954,000 for the same period in 2012.  The increase is due to sales to existing customers and improving our services.  Revenues from CareServices were $349,000 for the three months ended December 31, 2013, compared to $420,000 for the same period in 2012.  The decrease is due to customer attrition.

Cost of revenues

Cost of revenues for the three months ended December 31, 2013 were $1,494,000, compared to $2,183,000 for the same period in 2012.  The decrease in cost of revenues is due to lower costs to deliver our products and services.  Chronic Illness Monitoring costs of revenue were $1,192,000 and CareServices costs of revenue were $302,000.

Gross Profit

Gross profit for the three months ended December 31, 2013 was $934,000, compared to $190,000 for the same period in 2012.  The improvement in gross profit resulted primarily from Chronic Illness Monitoring sales to existing customers.  We expect gross profit to improve in fiscal year 2014 as we onboard more Chronic Illness Monitoring customers and retain existing customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2013 were $2,710,000, compared to $2,677,000 for the same period in 2012.  The expenses incurred were required to support the growth of Chronic Illness Monitoring.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2013 were $75,000, compared to $97,000 for the same period in 2012.  We expect to continue investing in research and development as we develop new platforms for Chronic Illness Monitoring.

Interest Expense

Interest expense for the three months ended December 31, 2013 was $1,269,000, compared to $1,024,000 for the same period in 2012.  The increase was primarily due to debt financing received to grow the Chronic Illness Monitoring business.  During the three months ended December 31, 2013, $2,985,000 of debt and accrued interest was converted to shares of common stock, Series E preferred stock and Series F preferred stock.

Other Income and Expense

The gain on derivatives liability for the three months ended December 31, 2013 was $480,000, compared to $38,000 for the same period in 2012.  During the three months ended December 31, 2013, the derivatives liability was eliminated due to the conversion of notes payable with variable conversion features.

Discontinued Operations

In June 2013, we sold the net assets and operations of the reagents business segment of the Company to a third party for $184,000 in cash.  Loss from discontinued operations for the three months ended December 31, 2012 was $14,000.

Net Loss

Net loss for the three months ended December 31, 2013 was $2,752,000, compared to $3,581,000 for the same period in 2012 for the reasons described above.

Dividends on Preferred Stock

We accrued $153,000 of dividends on preferred stock for the three months ended December 31, 2013, compared to $60,000 for the same period in 2012.  The increase in dividends was due to the increased number of shares of Series E preferred stock and Series F preferred stock issued and outstanding during the current period.  In addition recognized a deemed dividend of $2,235,000 on the conversion of Series C preferred stock and Series D preferred stock to shares of common stock at rates better than their original designation.

Liquidity and Capital Resources

Our primary sources of liquidity are the proceeds from the sale of our equity securities and borrowings.  We have not historically financed operations from cash flows from operating activities.  We anticipate that we will continue to seek funding to supplement revenues from the sale of our products and services through the sale of equity securities and borrowings until we achieve positive cash flows from operating activities.

Our cash balance as of December 31, 2013 was $354,000.  At that time, we had working capital of $1,286,000, compared to a working capital deficit of $3,251,000 as of September 30, 2013.  The increase working capital is primarily due to the sale of Series F preferred stock and the conversion of debt and accrued interest into common stock, Series E preferred stock and Series F preferred stock.

Operating activities for the three months ended December 31, 2013 used cash of $2,675,000, compared to $2,864,000 for the same period in 2012.  The decreased in cash used in operating activities was due to increased gross profit of our Chronic Illness Monitoring segment, offset by the payment of accounts payable.

Investing activities for the three months ended December 31, 2013 used cash of $52,000, compared to $129,000 for the same period in 2012.  The decreased use of cash in investing activities was due to the fact that we made no purchases of equipment leased to customers for our CareServices segment during the three months ended December 31, 2013.

Financing activities for the three months ended December 31, 2013 provided cash of $2,857,000, compared to $2,499,000 for the same period in 2012. The increase in cash provided from financing activities is due to the increase in debt and equity financing during the three months ended December 31, 2013.

We had an accumulated deficit as of December 31, 2013 of $66,228,000, compared to $63,311,000 as of September 30, 2013.  Our total stockholders’ equity as of December 31, 2013 was $3,764,000 compared to total stockholders’ deficit of $791,000 as of September 30, 2013.  These changes were primarily due the sale of Series F preferred stock, the conversion of debt to equity and our net loss for the three months ended December 31, 2013.

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements will cause a material impact on our financial position or the results of our operations.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

Information about the Company’s exposure to market risk was disclosed in our Annual Report on Form 10-K for the year ended September 30, 2013, which was filed with the Securities and Exchange Commission on January 14, 2014. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our reports under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods that are specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.  In designing and evaluating these disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

During the audit process for the year ended September 30, 2013, we identified material weaknesses in internal control over financial reporting as follows:

Control Environment

We did not maintain an effective control environment for internal control over financial reporting. Specifically, we concluded that we did not have appropriate controls in the following areas:

•	Period end financial disclosure and reporting processes;

•	Segregation of incompatible duties of various accounting functions;

•	Review and approval of manual journal entries.

Financial Reporting Process

We are in the process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort and staffing is needed to fully remedy these deficiencies. Our management, audit committee, and directors will continue to work with outside advisors to cause our controls and procedures to become adequate and effective.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2013, we integrated new staff, improved supervision and trained staff to improve internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                      Legal Proceedings

On December 18, 2012, iLife Technologies, Inc. filed a lawsuit against nine companies, including ActiveCare, for patent infringement in the District Court for the Northern District of Texas.  The lawsuit alleged infringement of seven patents owned by iLife purportedly related to the use of accelerometers in devices used to monitor the status of a user.  In May 2013, ActiveCare entered into a settlement agreement and patent license agreement with iLife Technologies, Inc. through which all claims of the lawsuit were dismissed.  The final payment required by the settlement agreement and patent license agreement was made in December 2013.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended December 31, 2013, we issued the following shares of common stock without registration under the Securities Act of 1933 (the “Securities Act”):

•	3,712,549 shares to settle notes payable and related accrued interest, the value on the date of grant was $2,447,857;

•	105,500 shares for notes payable origination fees, the value on the date of grant was $110,900;

•	25,000 shares for services provided by an independent consultant, the value on the date of grant was $25,000;

•	335,000 shares for equity investment finders’ fees, the value on the date of grant was $335,000;

•	6,924,526 shares in connection with the conversion of 480,000 shares of Series C preferred stock and 893,218 shares of Series D preferred stock;

•	66,337 shares to settle accrued dividends for Series C preferred stock and Series D preferred stock, the value on the date of grant was $62,131.

During the three months ended December 31, 2013, we issued the following shares of Series E preferred stock without registration under the Securities Act:

•	8,347 shares to settle an $83,473 note payable and accrued interest.

During the three months ended December 31, 2013, we issued the following shares of Series F preferred stock without registration under the Securities Act:

•	858 shares to settle a $574,592 note payable and accrued interest;

•	3,495 shares for gross cash proceeds of $3,248,000.

The securities issued in the above transactions were not registered under the Securities Act in reliance upon exemptions from registration under Section 4(a)(2) of the Securities Act and rules and regulations promulgated thereunder.

Item 3.                      Defaults Upon Senior Securities

As of the date of this report, a $64,000 note payable to an unrelated party is past due, in default and unpaid.  The Company continues to make payments on this note payable.  In addition, notes payable due to related parties with total principal amounts of $57,000 are past due, in default and unpaid.

Item 5.                      Other Information

On February 10, 2014, Jack Johnson resigned as a member of the Board of Directors and the Compensation Committee of the Company to focus time on his own business.   There were no disagreements between Mr. Johnson and us or any officer or director of the Company which led to Mr. Johnson’s resignation.

Item 6. Exhibits

Exhibit Number	Description

(10)(i)	Form of Securities Purchase Agreement, dated December 16, 2013 *

(10)(ii)	Form of Warrant to Purchase Common Stock *

(10)(iii)	Form of Exchange Agreement *

(10)(iv)	Form of Loan Conversion Agreement *

(10)(v)	Form of Preferred Stock Series C and Series D Conversion Notice *

(10)(vi)	Form of Stock Purchase Warrant *

(10)(vii)	Director Jack Johnson’s resignation letter

(10)(viii)	Form of Amendment Agreement for exhibit number (10)(i) and (10)(ii)

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

101 LAB	XBRL Labels Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

*              Previously filed

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

Date: February 19, 2014

/s/ Michael G. Acton
Michael G. Acton Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 19, 2014