Form 10-Q
period 2014-03-31
ACTIVECARE, INC.
filed 2014-05-19
CIK 1429896

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes  ☐    No  ☒

As of May 19, 2014, the registrant had 34,334,067 shares of common stock outstanding.

ActiveCare, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ActiveCare, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
As of March 31, 2014 and September 30, 2013

	March 31,	September 30,
	2014	2013
Assets

Current assets:
Cash	$295,906	$223,835
Accounts receivable, net	6,714,732	7,345,912
Inventory	768,940	1,249,220
Prepaid expenses and other	69,728	38,998

Total current assets	7,849,306	8,857,965

Customer contracts, net	1,018,005	1,434,521
Goodwill	825,894	825,894
Patents, net	503,485	566,920
Property and equipment, net	518,448	570,360
Deposits and other assets	29,594	106,950
Domain name, net	11,083	11,440

Total assets	$10,755,815	$12,374,050

See accompanying notes to consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (continued)

	March 31,	September 30,
	2014	2013
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,700,393	$6,621,234
Accounts payable, related-party	408,424	251,386
Accrued expenses	2,927,742	1,267,201
Derivatives liability	-	795,151
Current portion of notes payable	932,148	1,278,585
Notes payable, related-party	85,365	1,892,415
Dividends payable	108,290	3,471

Total current liabilities	9,162,362	12,109,443

Notes payable, net of current portion	636,421	1,055,918

Total liabilities	9,798,783	13,165,361

Stockholders’ equity (deficit):
Preferred stock, $.00001 par value: 10,000,000 shares authorized; 0 and 480,000 shares of Series C; 45,000 and 938,218 shares of Series D; 70,070 and 61,723 shares of Series E; and 5,361 and 0 shares of Series F, respectively	1	15
Common stock, $.00001 par value: 50,000,000 shares authorized; 34,334,067 and 21,775,303 shares outstanding, respectively	343	218
Additional paid-in capital, common and preferred	70,725,651	62,519,544
Accumulated deficit	(69,768,963)	(63,311,088)

Total stockholders’ equity (deficit)	957,032	(791,311)

Total liabilities and stockholders’ equity (deficit)	$10,755,815	$12,374,050

See accompanying notes to consolidated financial statements.

ActiveCare, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
For theThree and Six Months Ended March 31, 2014 and 2013

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Revenues:
Chronic illness monitoring	$814,187	$4,256,011	$2,893,654	$6,209,615
CareServices	276,764	457,113	625,555	876,801
Total revenues	1,090,951	4,713,124	3,519,209	7,086,416

Cost of revenues:
Chronic illness monitoring	2,300,187	3,123,637	3,492,001	4,585,423
CareServices	216,014	746,097	518,239	1,467,624
Total cost of revenues	2,516,201	3,869,734	4,010,240	6,053,047

Gross profit (deficit)	(1,425,250)	843,390	(491,031)	1,033,369

Operating expenses:
Selling, general and administrative (including $1,002,196, $73,783, $1,574,390, and $1,502,502, respectively, of stock-based compensation)	2,885,504	2,300,860	5,595,205	4,872,224
Research and development	47,516	266,672	122,806	468,713
Total operating expenses	2,933,020	2,567,532	5,718,011	5,340,937

Loss from operations	(4,358,270)	(1,724,142)	(6,209,042)	(4,307,568)

Other income (expense):
Gain on derivatives liability	-	7,360	479,737	45,697
Loss on induced conversion of debt	-	-	(114,098)	-
Interest expense, net	(171,422)	(767,391)	(1,440,498)	(1,790,983)
Loss on disposal of property and equipment	(4,216)	-	(4,216)	-
Other income	37,838	13,113	40,205	15,438
Total other expense, net	(137,800)	(746,918)	(1,038,870)	(1,729,848)

Net loss from continuing operations	(4,496,070)	(2,471,060)	(7,247,912)	(6,037,416)

Gain from discontinued operations	-	20,731	-	6,370

Net loss	(4,496,070)	(2,450,329)	(7,247,912)	(6,031,046)

Deemed dividend on conversion of preferred stock to common stock	-	-	(2,234,924)	-
Dividends on preferred stock	(181,810)	(74,432)	(346,833)	(133,974)

Net loss attributable to common stockholders	$(4,677,880)	$(2,524,761)	$(9,829,669)	$(6,165,020)

Net loss per common share - basic and diluted
Continuing operations	$(0.14)	$(0.55)	$(0.33)	$(1.33)
Discontinued operations	-	0.00	-	0.00
Net loss per common share	$(0.14)	$(0.55)	$(0.33)	$(1.33)

Weighted average common shares outstanding – basic and diluted	33,494,000	4,654,000	29,375,000	4,650,000

See accompanying notes to consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended March 31, 2014 and 2013

	Six Months Ended
	March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(7,247,912)	$(6,031,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	586,151	612,218
Gain on derivatives liability	(479,737)	(45,697)
Stock-based compensation expense	1,292,190	1,502,502
Stock and warrants issued for services	282,200	-
Stock issued for interest expense	837,625	257,362
Amortization of debt discounts	562,428	480,614
Loss on induced conversion of debt	114,098	-
Loss on disposal of property and equipment	4,216	1,499
Changes in operating assets and liabilities:
Accounts receivable	631,180	(5,365,288)
Inventory	480,280	(476,057)
Prepaid expenses and other	(45,630)	(20,394)
Accounts payable	(1,763,803)	1,447,011
Accrued expenses	1,483,290	2,942,913
Deposits and other assets	77,355	(51,584)
Net cash used in operating activities	(3,186,069)	(4,745,947)

Cash flows from investing activities:
Purchases of property and equipment	(58,145)	(267,410)
Net cash used in investing activities	(58,145)	(267,410)

Cash flows from financing activities:
Proceeds from the sale of preferred stock, net	3,580,771	-
Proceeds from related-party notes payable, net	865,666	1,990,799
Proceeds from notes payable, net	500,000	3,041,746
Principal payments on related-party notes payable	(893,666)	(191,831)
Principal payments on notes payable	(576,376)	(315,130)
Payment of dividends	(160,110)	-
Net cash provided by financing activities	3,316,285	4,525,584

Net increase (decrease) in cash	72,071	(487,773)
Cash, beginning of the period	223,835	529,839

Cash, end of the period	$295,906	$42,066

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited) (continued)

	Six Months Ended
	March 31,
	2014	2013
Supplemental Cash Flow Information:
Cash paid for interest	$ 115,390	$ 469,749

Non-Cash Investing and Financing Activities:
Related-party notes payable converted to common stock	1,782,738	-
Notes payable converted to preferred stock	633,254	-
Issuance of stock for loan origination fees	370,633	-
Liability to issue shares of common stock for loan origination fees	234,793	-
Dividends on preferred stock	273,150	151,660
Issuance of stock for dividends	68,254	35,411
Reclassification of derivatives liability to equity	-	4,484,801
Issuance of preferred stock for accrued liabilities	-	865,552
Issuance of derivatives liability	-	514,643

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The unaudited interim condensed consolidated financial statements of ActiveCare, Inc. (the “Company” or “ActiveCare”) have been prepared in accordance with Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2014 and September 30, 2013, and the results of its operations and its cash flows for the three and six months ended March 31, 2014 and 2013.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.  The results of operations for the three and six months ended March 31, 2014 may not be indicative of the results for the full fiscal year ending September 30, 2014.

During fiscal year 2013, the Company completed a 10-for-1 reverse common stock split, and all periods presented have been retroactively adjusted to reflect the reverse common stock split.

Going Concern

The Company continues to incur negative cash flows from operating activities and recurring net losses.  The Company had negative working capital as of March 31, 2014 and September 30, 2013.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order for the Company to eliminate substantial doubt about its ability to continue as a going concern, it must improve gross margins, generate positive cash flows from operating activities and obtain the necessary debt or equity funding to meet its projected capital investment requirements.  Management’s plans with respect to this uncertainty include raising additional capital by issuing debt or equity securities and increasing the sales of the Company’s services and products.  During the six months ended March 31, 2014, the Company (1) completed the sale of Series F convertible preferred stock (“Series F preferred stock”) for net proceeds of $3,580,771, after considering $675,229 of related costs; (2) converted $2,326,801 of debt and accrued interest to common stock; (3) converted $574,592 of debt and accrued interest to Series F preferred stock; and (4) converted $83,473 of debt and accrued interest to Series E preferred stock. There can be no assurance that the Company will be able to raise sufficient additional capital or that revenues will increase rapidly enough to offset operating losses.  If the Company is unable to increase revenues or obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

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

As a result of the sale of the reagents business, the Company has reflected this segment as discontinued operations in the condensed consolidated financial statements for the three and six months ended March 31, 2013.  The following table summarizes certain operating data for discontinued operations for the three and six months ended March 31, 2013:

	Three months ended	Six months ended
	March 31, 2013	March 31, 2013

Revenues	$130,029	$254,499
Cost of revenues	(71,739)	(169,599)
Gross margin	58,290	84,900

Selling, general and administrative expense	(37,559)	(78,530)

Gain from discontinued operations	$20,731	$6,370

3.	Net Loss per Common Share

Net loss per common share is computed by dividing net loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding.  The computation of net loss per common share does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Common share equivalents consist of shares of common stock issuable upon the exercise of stock options, stock purchase warrants and the conversion of convertible preferred stock or debt instruments into common stock.  As of March 31, 2014 and 2013, there were 16,841,563 and 9,687,052 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive. The anti-dilutive common stock equivalents outstanding consisted of the following as of:

	March 31, 2014	March 31, 2013

Common stock options and warrants	10,598,576	4,136,887
Series C convertible preferred stock	-	480,000
Series D convertible preferred stock	225,000	4,207,715
Series E convertible preferred stock	559,737	-
Series F convertible preferred stock	5,361,000	-
Convertible debt	80,000	822,250
Restricted shares of common stock	17,250	40,200

Total common stock equivalents	16,841,563	9,687,052

4.	Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and has concluded that the future adoption of any such pronouncements will not have a material impact on the Company’s financial position, results of operations, or liquidity.

5.	Inventory

Inventory is recorded at the lower of cost or market, cost being determined using the first-in, first-out (“FIFO”) method. Inventory is for the Chronic Illness Monitoring segment and consists of diabetic supplies.  The Company writes down inventory due to obsolescence and excessive quantities to estimated net realizable value.  Due to competitive pressures and technological innovation, it is possible that estimates of net realizable values could change in the near term.  As of March 31, 2014 and September 30, 2013, inventory was $768,940 and $1,249,220, respectively.

6.	Customer Contracts

During fiscal year 2012, the Company recorded customer contracts of $2,369,882 acquired in its purchase of 4G Biometrics, LLC and Green Wire, LLC and affiliates.  The Company is amortizing the customer contracts over their estimated useful lives (through 2015).  Amortization expense for each of the six-month periods ended March 31, 2014 and 2013 was $416,516.  As of March 31, 2014 and September 30, 2013, accumulated amortization was $1,351,877 and $935,361, respectively.  The Company’s future customer contract amortization as of March 31, 2014, is as follows:

Years Ending September 30,

2014	$359,296
2015	658,709

$1,018,005

7.	Patents

The Company is amortizing its patents over their remaining useful lives (through 2018).  Amortization expense for each of the six-month periods ended March 31, 2014 and 2013 was $63,436.  As of March 31, 2014 and September 30, 2013, accumulated amortization was $418,893 and $355,458, respectively. The Company’s future patent amortization as of March 31, 2014, is as follows:

Years Ending September 30,

2014	$63,435
2015	126,870
2016	126,870
2017	126,870
2018	59,440

$503,485

8.	Property and Equipment

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

	March 31, 2014	September 30, 2013

Equipment leased to customers	$389,492	$389,492
Equipment	195,265	255,339
Leasehold improvements	148,834	145,147
Software	98,334	87,361
Furniture	73,886	32,855
Total property and equipment	905,811	910,194

Accumulated depreciation and amortization	(387,363)	(339,834)

Property and equipment, net	$518,448	$570,360

Depreciation and amortization expense for the six months ended March 31, 2014 and 2013 was $105,842 and $131,913, respectively.

9.	Accrued Expenses

Accrued expenses consist of the following as of:

	March 31, 2014	September 30, 2013

Warranty reserve	$1,400,000	$-
Commissions	503,640	527,977
Payroll expense	430,727	272,451
Liability to issue common stock	230,293	-
Freight and shipping	176,883	123,801
Deferred rent	91,027	55,242
Interest	37,140	211,722
Other	58,032	76,008

Total accrued liabilities	$2,927,742	$1,267,201

10.	Notes Payable

The Company had the following notes payable outstanding as of:

	March 31, 2014	September 30, 2013

Note payable to the former owners of Green Wire, secured by customer contracts, imputed interest rate of 12%, monthly installments over a 38-month term. In March 2013, the Company issued 15,000 shares of common stock (fair value of $24,000) to extend the term of the note. The fair value is being amortized to interest expense over the remaining life of the note.	$1,414,274	$1,766,971

Unsecured note payable with no interest, due March 2015. The Company issued warrants to purchase 450,000 shares of common stock (fair value of $143,634). The note also requires a payment of 667,000 shares of common stock at the end of the term (fair value of $230,293), recorded as an accrued liability.	350,000	-

Unsecured notes with interest at 15% (18% after due date), due April 2013. The Company issued 20,000 shares of Series D preferred stock as loan origination fees (fair value of $195,000). Principal of $50,000 and accrued interest of $13,333 were converted to common stock in December 2013.	64,261	185,476

Notes payable with interest at 12%, secured by the Company's assets, due August 2014. The Company issued warrants to purchase 36,667 shares of common stock (fair value of $51,452) as due diligence fees and issued 25,000 shares of common stock (fair value of $31,250) to a related party as consideration for a personal guarantee. The notes and accrued interest were converted to Series F preferred stock in December 2013.	-	550,000

Unsecured note with interest at 12%, due March 2013. The note and accrued interest were converted to common stock in November 2013.	-	250,000

	March 31, 2014	September 30, 2013
Series A debenture loan payable with interest at 12%, secured by customer contracts, payable in monthly installments, and due February 2016. The debenture was converted to Series E preferred stock in October 2013.	$-	$85,719

Unsecured note with interest at 15%, due March 2013. The note and accrued interest were converted to common stock in November 2013.	-	25,000

Total notes payable before discount	1,828,535	2,863,166
Less discount	(259,966)	(528,663)

Total notes payable	1,568,569	2,334,503
Less current portion	(932,148)	(1,278,585)

Notes payable, net of current portion	$636,421	$1,055,918

11.	Related-Party Notes Payable

The Company had the following related-party notes payable outstanding as of:

	March 31, 2014	September 30, 2013
Unsecured note payable to an officer of the Company with interest at 15%, due June 2012, currently in default. The note included a $3,000 loan origination fee added to the principal and is convertible into common stock at $0.50 per share.	$30,000	$33,000

Unsecured note payable to an officer of the Company with interest at 12%, due September 2013, currently in default, and convertible into common stock at $0.75 per share.	26,721	26,721

Unsecured note payable to an entity controlled by the Company’s CEO, interest at 12%, due on demand, and convertible into common stock at $0.75 per share. The Company issued 17,500 shares of common stock (fair value of $26,250) as loan origination fees. In December 2013, $160,000 of the note was converted to common stock.	15,000	175,000

Unsecured note payable to an officer of the Company with interest at 12%, due on demand.	13,644	13,644

Unsecured notes payable to an entity controlled by an officer of the Company with interest at 15%, due September 2013. The Company issued 60,000 shares of common stock (fair value of $93,000) as loan origination fees. The notes and accrued interest were converted to common stock in December 2013.	-	600,000

Unsecured note payable to an entity controlled by an officer of the Company with interest at 12%, due September 2013. The Company issued 30,000 shares of common stock (fair value of $38,100) as loan origination fees. The note and accrued interest were converted to common stock in December 2013.	-	300,000

	March 31, 2014	September 30, 2013
Unsecured note payable to an entity controlled by an officer of the Company with interest at 12%, due September 2013. The Company issued 30,000 shares of common stock (fair value of $37,500) as loan origination fees. The note and accrued interest were converted to common stock in December 2013.	$-	$300,000

Unsecured notes payable to an entity controlled by an officer of the Company with interest at 12%, due April 2013. The note and accrued interest were converted to common stock in December 2013.	-	200,000

Unsecured note payable with no interest to an entity controlled by an officer of the Company, repaid during the three months ended December 31, 2013.	-	150,000

Unsecured note payable to an entity controlled by an officer of the Company with interest at 12%, due June 2013. The Company issued 5,600 shares of Series D preferred stock (fair value of $56,252) as loan origination fees. The note and accrued interest were converted to common stock in December 2013.	-	82,500

Unsecured notes payable with no interest to an individual related to an officer of the Company; repaid during the three months ended December 31, 2013.	-	10,000

Series B unsecured debenture to an entity controlled by an officer of the Company with interest at 12%, due December 2015. The debenture and accrued interest were converted to common stock during the three months ended December 31, 2013.	-	5,270

Total notes payable, related-party, before discount	85,365	1,896,135
Less discount	-	(3,720)

Total notes payable, related-party	$85,365	$1,892,415

12.	Fair Value Measurements

The Company measured the fair values of its assets and liabilities using the US GAAP hierarchy levels as follows:

Level 1	The Company does not have any Level 1 inputs available to measure its assets.

Level 2	The Company’s embedded derivative liabilities are measured on a recurring basis using Level 2 inputs.

Level 3	The Company’s goodwill is measured using Level 3 inputs.

The Company’s embedded derivative liabilities are re-measured to fair value as of each reporting date until the contingency is resolved, see Note 13.

13.	Derivatives Liability

The derivatives liability as of March 31, 2014 and September 30, 2013 was $0 and $795,151, respectively.  The elimination of the derivatives liability was due to the conversion of notes payable with variable conversion features.  During the three and six months ended March 31, 2014, the Company estimated the fair value of the embedded derivatives prior to their conversion and elimination using a binomial option-pricing model with the following assumptions, according to the instrument: exercise price of $0.75 per share; risk free interest rate of 0.10%; expected life of 0.63 years; expected dividends of 0%; a volatility factor of 108%; and a stock price of $1.00.  The expected lives of the instruments were equal to the average term of the conversion option.  The expected volatility is based on the historical price volatility of the Company’s common stock.  The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.  The gain on derivative liabilities for the six months ended March 31, 2014 and 2013 was $479,737 and $45,697, respectively.

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

Series C Convertible Preferred Stock

As of September 30, 2013, the Company had 480,000 shares of Series C convertible preferred stock issued and outstanding (“Series C preferred stock”).  In December 2013, all 480,000 shares of Series C preferred stock were converted to 672,000 shares of common stock.  The conversion rate of 1.4 shares of common stock was greater than the designated conversion rate of one share of common stock and, therefore, the additional 192,000 shares were recorded as a deemed dividend. In addition, the Company recognized $11,367 of dividends on Series C preferred stock and settled the accrued dividends by issuing 11,599 shares of common stock.  The Series C preferred stock was non-voting.

Series D Convertible Preferred Stock

The Board of Directors has designated 1,000,000 shares of preferred stock as Series D convertible preferred stock (“Series D preferred stock”).  The Series D preferred stock is voting on an as-converted basis.  The Series D preferred stock has a dividend rate of 8%, payable quarterly.  The Company may redeem the Series D preferred shares at a redemption price equal to 120% of the original purchase price with 15 days notice. In December 2013, 893,218 shares of Series D preferred stock were converted to 6,252,526 shares of common stock.   The conversion rate of 7 shares of common stock was greater than the designated conversion rate of 5 shares of common stock and, therefore, the additional 1,786,436 shares were recorded as a deemed dividend. In addition, the Company recognized $50,764 of dividends on Series D preferred stock and settled the accrued dividends by issuing 54,738 shares of common stock.

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

During the three and six months ended March 31, 2014, the Company paid dividends of $81,716 and $156,639, respectively, to Series E preferred stockholders.  As of March 31, 2014, the redemption price for the Series E preferred stock was $559,737.

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

During the three months ended March 31, 2014, the Company issued 1,008 shares of Series F preferred stock for net proceeds of $810,000, after considering $198,000 of related costs.  During the six months ended March 31, 2014, the Company issued 5,361 shares of Series F preferred stock for net proceeds of $3,580,771, after considering $675,229 of related costs, and the conversion of $574,592 of debt and accrued interest.

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

15.	Common Stock

During the six months ended March 31, 2014, the Company issued 12,558,764 shares of common stock as follows:

•	3,712,549 shares to settle notes payable and related accrued interest, the value on the date of grant was $2,447,857;

•	584,100 shares to the Chief Executive Officer for the exercise of a modified stock option agreement (the exercise price was reduced to $0), the change in value due to the modification was $134,897;

•
474,000 shares to a former Chief Executive Officer for the exercise of a modified stock option agreement (the exercise price was reduced to $0), the change in value due to the modification was $400,585;

•	161,738 shares for notes payable origination fees, the value on the date of grant was $163,170;

•	125,000 shares for services provided by independent consultants, the value on the date of grant was $110,000;

•	60,000 shares for employee bonuses, the value on the date of grant was $52,200;

•	100,000 shares for services provided by a board member, the value on the date of grant was $85,000;

•	342,930 shares for equity investment finders’ fees, the value on the date of grant was $342,000;

•	6,924,526 shares in connection with the conversion of 480,000 shares of Series C preferred stock and 893,218 shares of Series D preferred stock;

•	73,921 shares to settle accrued dividends for Series C preferred stock and Series D preferred stock, the value on the date of grant was $68,245.

16.	Common Stock Options and Warrants

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

During fiscal years 2014 and 2013, the Company measured the fair values of the warrants using a binomial valuation model with the following assumptions:

	Six Months Ended
	March 31,
	2014	2013
Exercise price	$0.95 - $1.10	$1.00 - $1.50
Expected term (years)	2 - 3	2.5 - 5
Volatility	213% - 216%	223% - 298%
Risk-free rate	0.28% - 0.71%	0.35% - 0.88%
Dividend rate	0%	0%

During the six months ended March 31, 2014, the Company granted the following common stock options and warrants:

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

•	Options to purchase 856,977 shares were granted to two note holders for converting debt into common stock with an exercise price of $1.10 per share. The options expire in December 2018;

•	Options to purchase 3,669,120 shares were granted in connection with the sale of Series F preferred stock with an exercise price of $1.10 per share. The options expire in December 2018;

•	Options to purchase 1,424,025 shares were granted in connection with the sale of Series F preferred stock with an exercise price of $1.10 per share. The options expire in January 2018;

•	Options to purchase 1,008,000 shares were granted in connection with the sale of Series F preferred stock with an exercise price of $1.10 per share. The options expire in February 2019.

The following table summarizes information about common stock options and warrants outstanding as of March 31, 2014:

Options and Warrants	Number of Options and Warrants	Weighted-Average Exercise Price

Outstanding as of October 1, 2013	3,598,554	$1.33
Granted	8,058,122	1.09
Exercised	(1,058,100)	1.00
Forfeited	-	-
Outstanding as of March 31, 2014	10,598,576	1.18
Exercisable as of March 31, 2014	9,568,576	1.19

As of March 31, 2014, the outstanding warrants have an aggregate intrinsic value of $0, and the weighted average remaining term of the warrants is 4.3 years.

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

The following table reflects certain financial information relating to each reportable segment as of March 31, 2014 and 2013 and for the three months then ended:

	Corporate	Chronic Illness Monitoring	CareServices	Reagents	Total

Three months ended March 31, 2014
Revenues	$-	$814,187	$276,764	$-	$1,090,951
Net loss	(2,382,809)	(1,867,630)	(245,631)	-	(4,496,070)
Interest expense, net	171,422	-	-	-	171,422
Total assets	628,370	8,309,224	1,818,221	-	10,755,815
Property and equipment purchases	7,057	-	-	-	7,057
Depreciation and amortization	26,259	28,610	235,700	-	290,569

Three months ended March 31, 2013
Revenues	$-	$4,256,011	$457,113	$130,029	$4,843,153
Net income (loss)	(2,011,486)	455,392	(914,966)	20,731	(2,450,329)
Interest expense, net	767,391	-	-	-	767,391
Total assets	20,816	7,517,626	3,255,691	161,064	10,955,197
Property and equipment purchases	-	-	132,993	888	133,881
Depreciation and amortization	179	28,610	278,557	3,211	310,557

The following table reflects certain financial information relating to each reportable segment as of March 31, 2014 and 2013 and for the six months then ended:

	Corporate	Chronic Illness Monitoring	CareServices	Reagents	Total

Six months ended March 31, 2014
Revenues	$-	$2,893,654	$625,555	$-	$3,519,209
Net loss	(5,179,511)	(1,519,988)	(548,413)	-	(7,247,912)
Interest expense, net	1,440,498	-	-	-	1,440,498
Total assets	628,370	8,309,224	1,818,221	-	10,755,815
Property and equipment purchases	58,145	-	-	-	58,145
Depreciation and amortization	56,092	57,220	472,839	-	586,151

Six months ended March 31, 2013
Revenues	$-	$6,209,615	$876,801	$254,499	$7,340,915
Net income (loss)	(4,302,830)	224,157	(1,958,743)	6,370	(6,031,046)
Interest expense, net	1,790,983	-	-	-	1,790,983
Total assets	20,816	7,517,626	3,255,691	161,064	10,955,197
Property and equipment purchases	-	-	266,522	888	267,410
Depreciation and amortization	357	57,220	548,190	6,451	612,218

18.	Commitments and Contingencies

The Company leases office space under non-cancelable operating leases.  Future minimum rental payments under non-cancelable operating leases are as follows:

Years Ending September 30,
2014	$152,539
2015	308,330
2016	317,580
2017	327,107
2018	280,077

$1,385,633

The Company’s rent expense for facilities held under non-cancelable operating leases for the six months ended March 31, 2014 and 2013 was approximately $150,000 and $107,000, respectively.

In May 2013, the Company entered into a settlement agreement and patent license agreement through which all claims of a lawsuit were dismissed.  The final payment required by the settlement agreement and patent license agreement was made in December 2013.

19.	Subsequent Events

(1)
In April 2014, the Company filed a preliminary information statement to (1) amend the Corporation’s Certificate of Incorporation increasing the total number of authorized shares of common stock from 50,000,000 shares to 200,000,000 shares; and (2) amend the Series F preferred stock designation to increase the authorized shares of Series F preferred stock from 7,803 to 10,000.

(2)
In April 2014, James Carter resigned as a member of the Board of Directors of the Company.  There were no disagreements between Mr. Carter and the Company or any officer or director of the Company which led to Mr. Carter’s resignation.  In May 2014, the Board of Directors appointed Jeffery Peterson to fill the vacancy on the Board of Directors created by Mr. Carter’s resignation.

(3)	In April 2014, the Board of Directors appointed Michael Jones as President of the Company and Jonathan Olson as Chief Operating Officer of the Company.

(4)	In April and May 2014, the Company received advances totaling $225,000 from the Company’s Chief Executive Officer

(5)	In April 2014, the Company issued 90,000 warrants to purchase shares of common stock for $1.10 to third parties for services.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader better understand our operations and our present business environment.  This MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements for the fiscal years ended September 30, 2013 and 2012, and the accompanying notes thereto, contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and our unaudited condensed consolidated financial statements for the three and six months ended March 31, 2014, and the accompanying notes thereto, contained in this Quarterly Report on Form 10-Q. Unless otherwise indicated, the terms “ActiveCare,” the “Company,” “we,” and “our” refer to ActiveCare, Inc., a Delaware corporation and its subsidiaries.

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

During the six months ended March 31, 2014, we (1) completed the sale of Series F preferred stock for net proceeds of $3,580,771, after considering $675,229 of related costs; (2) converted $2,326,801 of debt and accrued interest to common stock; (3) converted $574,592 of debt and accrued interest to Series F preferred stock; and (4) converted $83,473 of debt and accrued interest to Series E preferred stock.  These transactions strengthened our balance sheet and allowed us to fulfill and finalize larger contracts.

 Our Product and Service Strategy

Our product and service strategy falls into two distinctly different categories: (1) Chronic Illness Monitoring, and (2) CareServices or personal emergency response systems (“PERS”).

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

Research and Development Program

During the six months ended March 31, 2014, we spent approximately $123,000 compared to $469,000 spend during the same period in 2013, on research and development primarily related to chronic illness monitoring, including work related to the development of prototype methods and systems for the capture and analysis of data, as well as the development of scalable architectures to migrate to production applications and deployments.  We will continue to identify claims and medical data sets as well as analytical and informatics technologies that advance our ability to provide unique services.  Core competency will continue to evolve in the methods and technologies for data analytics and predictive informatics.

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

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.  On an on-going basis, we evaluate our estimates, including those related to bad debts, inventory, intangible assets, warranty obligations, product liability, revenue recognition, and income taxes.  We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable and the results provide a basis for making judgments about the carrying values of the related assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

In May 2013, we completed a 10-for-1 reverse common stock split.  The condensed consolidated financial statements and notes for all periods presented in this report have been retroactively adjusted to reflect the reverse common stock split.

Material accounting policies that we believe are critical to an understanding of our financial results and conditions are described below.

Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. Derivative financial instruments are recorded at fair value based on current market pricing models. We estimate that, based on current market conditions, the fair values of long-term debt obligations approximate their carrying values as of March 31, 2014.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets, typically three to seven years.  Leasehold improvements are amortized over the shorter of the estimated useful lives of the asset or the term of the lease.  Equipment leased to customers is depreciated over the three-year useful lives of the related equipment, regardless of whether the equipment is leased to customers or remaining in stock, and is recorded in the cost of revenues for CareServices.  Expenditures for maintenance and repairs are expensed as incurred.

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

Impairment of Long-Lived Assets

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to twenty years.  Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  No long-lived assets were considered to be impaired during fiscal year 2013.

Warranty Expense

The Company provides replacement chronic illness supplies to distributors with expired supplies.  The Company records a liability for the estimated costs and adjusts its liability when specific warranty matters become known and are reasonably estimable.  The Company recognizes warranty expense in cost of revenues for claims incurred and estimated future claims.

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

We enter into agreements with insurance companies, disease management companies, and self-insured companies (collectively, customers) to lower medical expenses by distributing diabetic testing supplies to their customers or employees (members) and monitoring their test results.  Customers are obligated to pay for the supplies at the time of shipment and cash is due from these customers as the product is deployed to the members.  The term of these contracts is generally one year and, unless terminated by either party, will automatically renew for another year.  Collection terms are net 30 days after claims are submitted.

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

Results of Operations

Three Months Ended March 31, 2014 and 2013

Revenues

Revenues for the three months ended March 31, 2014 were $1,091,000 compared to $4,713,000 for the same period in 2013.  Revenues from Chronic Illness Monitoring were $814,000 for the three months ended March 31, 2014, compared to $4,256,000 for the same period in 2013.  The decrease is due to a significant sale to a distributor in March 2013.  Revenues from CareServices were $277,000 for the three months ended March 31, 2014, compared to $457,000 for the same period in 2013.  The decrease is due to customer attrition.

Cost of revenues

Cost of revenues for the three months ended March 31, 2014 were $2,516,000, compared to $3,870,000 for the same period in 2013.  The decrease in cost of revenues is due to lower sales and offset, in part, by estimated warranty expense of $1,400,000.  Chronic Illness Monitoring costs of revenue were $2,300,000 and CareServices costs of revenue were $216,000.

Gross Profit (Deficit)

Gross deficit for the three months ended March 31, 2014 was $1,425,000, compared to gross profit of $843,000 for the same period in 2013.  The decrease in gross profit resulted primarily from a decrease in sales and an increase in estimated warranty expense.  We expect gross profit to improve in fiscal year 2014 as we acquire more Chronic Illness Monitoring customers and retain existing customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2014 were $2,886,000, compared to $2,301,000 for the same period in 2013.  The increase in expenses incurred is primarily due to an increase in stock-based compensation.  Stock based compensation for the three months ended March 31, 2014 was $1,002,000 compared to $74,000 for the same period in 2013.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2014 were $48,000, compared to $267,000 for the same period in 2013.  The decrease is due to the completion of certain Chronic Illness Monitoring platforms during fiscal year 2013.  We expect to continue investing in research and development as we develop new platforms for Chronic Illness Monitoring.

Interest Expense

Interest expense for the three months ended March 31, 2014 was $171,000, compared to $767,000 for the same period in 2013.  The decrease is due to the conversion of $2,985,000 of debt and accrued interest to equity during the three months ended December 31, 2013.

Discontinued Operations

In June 2013, we sold the net assets and operations of the reagents business segment of the Company to a third party for $184,000 in cash.  Gain from discontinued operations for the three months ended March 31, 2013 was $21,000.

Net Loss

Net loss for the three months ended March 31, 2014 was $4,496,000, compared to $2,450,000 for the same period in 2013 for the reasons described above.

Dividends on Preferred Stock

We accrued $182,000 of dividends on preferred stock for the three months ended March 31, 2014, compared to $74,000 for the same period in 2013.  The increase in dividends was due to the increased number of shares of Series E preferred stock and Series F preferred stock issued and outstanding during the three months ended March 31, 2014.

Six Months Ended March 31, 2014 and 2013

Revenues

Revenues for the six months ended March 31, 2014 were $3,519,000 compared to $7,086,000 for the same period in 2013.  Revenues from Chronic Illness Monitoring were $2,894,000 for the six months ended March 31, 2014, compared to $6,209,000 for the same period in 2013.  The decrease is due to two significant sales to distributors during the six months ended March 2013 that were not repeated in the same period of 2014.  Revenues from CareServices were $625,000 for the six months ended March 31, 2014, compared to $877,000 for the same period in 2013.  The decrease is due to customer attrition.

Cost of revenues

Cost of revenues for the six months ended March 31, 2014 were $4,010,000, compared to $6,053,000 for the same period in 2013.  The decrease in cost of revenues is due to lower sales and offset, in part, by estimated warranty expense of $1,400,000.  Chronic Illness Monitoring costs of revenue were $3,492,000 and CareServices costs of revenue were $518,000.

Gross Profit (Deficit)

Gross deficit for the six months ended March 31, 2014 was $491,000, compared to gross profit of $1,033,000 for the same period in 2013.  The decrease in gross profit resulted primarily from a decrease in sales and an increase in estimated warranty expense.  We expect gross profit to improve in fiscal year 2014 as we acquire more Chronic Illness Monitoring customers and retain existing customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended March 31, 2014 were $5,595,000, compared to $4,872,000 for the same period in 2013.  The increase in expenses incurred was primarily due to additional support recurring Chronic Illness Monitoring customers and an increase to stock-based compensation.  Stock based compensation for the six months ended March 31, 2014 was $1,574,000 compared to $1,503,000 for the same period in 2013

Research and Development Expenses

Research and development expenses for the six months ended March 31, 2014 were $123,000, compared to $469,000 for the same period in 2013.  The decrease is due to the completion of certain Chronic Illness Monitoring platforms during fiscal year 2013.  We expect to continue investing in research and development as we develop new platforms for Chronic Illness Monitoring.

Interest Expense

Interest expense for the six months ended March 31, 2014 was $1,440,000, compared to $1,791,000 for the same period in 2013.  The decrease is due to the conversion of $2,985,000 of debt and accrued interest to equity during the three months ended December 31, 2013.

Discontinued Operations

In June 2013, we sold the net assets and operations of the reagents business segment of the Company to a third party for $184,000 in cash.  Gain from discontinued operations for the six months ended March 31, 2013 was $6,000.

Other Income and Expense

The gain on derivatives liability for the six months ended March 31, 2014 was $480,000, compared to $46,000 for the same period in 2013.  During the six months ended March 31, 2014, the derivatives liability was eliminated due to the conversion of notes payable with variable conversion features.

Net Loss

Net loss for the six months ended March 31, 2014 was $7,248,000, compared to $6,031,000 for the same period in 2013 for the reasons described above.

Dividends on Preferred Stock

We accrued $347,000 of dividends on preferred stock for the six months ended March 31, 2014, compared to $134,000 for the same period in 2013.  The increase in dividends was due to the increased number of shares of Series E preferred stock and Series F preferred stock issued and outstanding during the six months ended March 31, 2014.  In addition, we recognized a deemed dividend of $2,235,000 on the conversion of Series C preferred stock and Series D preferred stock to shares of common stock at conversion rates better than their original designations.

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

Our cash balance as of March 31, 2014 was $296,000.  As of March 31, 2014, we had a working capital deficit of $1,313,000, compared to a working capital deficit of $3,251,000 as of September 30, 2013.  The increase in working capital is primarily due to the sale of Series F preferred stock and the conversion of debt and accrued interest into equity.

Operating activities for the six months ended March 31, 2014 used cash of $3,186,000, compared to $4,746,000 for the same period in 2013.  The decrease in cash used in operating activities is due to the collection of account receivable for sales in fiscal year 2013.

Investing activities for the six months ended March 31, 2014 used cash of $58,000, compared to $267,000 for the same period in 2013.  The decreased use of cash in investing activities was due to the fact that we made no purchases of equipment leased to customers for our CareServices segment during the six months ended March 31, 2014.

Financing activities for the six months ended March 31, 2014 provided cash of $3,316,000, compared to $4,526,000 for the same period in 2013. The decrease in cash provided from financing activities is due to the decrease in debt and equity financing during the six months ended March 31, 2014.

We had an accumulated deficit as of March 31, 2014 of $69,769,000, compared to $63,311,000 as of September 30, 2013.  Our total stockholders’ equity as of March 31, 2014 was $957,000 compared to total stockholders’ deficit of $791,000 as of September 30, 2013.  These changes were primarily due the sale of Series F preferred stock and the conversion of debt to equity offset by our net loss for the six months ended March 31, 2014.

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements will cause a material impact on our financial position or the results of our operations.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

Information about the Company’s exposure to market risk was disclosed in our Annual Report on Form 10-K for the year ended September 30, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on January 14, 2014. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our reports under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods that are specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding any required disclosure.  In designing and evaluating these disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective, for the reasons discussed below.

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

Changes in Internal Control over Financial Reporting

During the six months ended March 31, 2014, we integrated new staff, improved supervision and trained staff to improve internal control over financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2014, we issued the following shares of common stock without registration under the Securities Act of 1933 (the “Securities Act”):

•
584,100 shares to the Chief Executive Officer for the exercise of a modified stock option agreement, modification was approved by disinterested members of the Board of Directors, the value of the modification was $134,897;

•	474,000 shares to a former Chief Executive Officer for the exercise of a modified stock option agreement, value of the modification was $400,585;

•	56,238 shares to related parties for origination fees, the value on the date of grant was $52,170;

•	100,000 shares to a third-party consultant for services, the value on the date of grant was $85,000;

•	60,000 shares to three employees for bonuses, the value on the date of grant was $52,200;

•	100,000 shares to a board member for services, the value on the date of grant was $85,000;

•	7,930 shares to an unrelated party for an equity investment finders’ fees, the value on the date of grant was $7,000;

•	7,584 shares to the holders of preferred stock to settle accrued dividends for Series C preferred stock and Series D preferred stock, the value on the date of grant was $6,115.

During the three months ended March 31, 2014, we issued the following shares of Series F preferred stock to three accredited investors without registration under the Securities Act:

•	1,008 shares for net proceeds of $810,000.

The securities issued in the above transactions were sold or issued in private placements to accredited investors, including existing stockholders and affiliates of the Company, and the offer and sale of those securities were not registered under the Securities Act in reliance upon exemptions from registration, including the exemptions for non-public offers and sales of securities under Section 4(a)(2) of the Securities Act and rules and regulations promulgated thereunder.

Item 3.                      Defaults Upon Senior Securities

As of the date of this report, a $64,000 note payable to an unrelated party is past due, in default and unpaid.  The Company continues to make payments on this note payable.  In addition, notes payable due to related parties with total principal amounts of $57,000 are past due, in default and unpaid, the parties have not made a demand for payment.

Item 5.                      Other Information

In March 2014, disinterested members of the Board of Directors approved the modification of the Chief Executive Officer’s employment agreement.  The Chief Executive Officer’s compensation was reduced by $15,000 per month and 584,100 previously granted and fully vested stock options were modified and converted to common shares.  The value of the modification was $134,897 and recorded as stock-based compensation during the three months ended March 31, 2014.  In March 2014, the Board of Directors approved the modification of 474,000 previously granted and fully vested stock options for the former Chief Executive Officer for services rendered in promoting the Company to potential investors.  The value of the modification was $400,585 and recorded as stock-based compensation during the three months ended March 31, 2014.

Item 6. Exhibits

Exhibit Number                                           Description

(10)(i)	Form of Securities Purchase Agreement, dated December 16, 2013 *

(10)(ii)	Form of Warrant to Purchase Common Stock *

(10)(iii)	Form of Exchange Agreement *

(10)(iv)	Form of Loan Conversion Agreement *

(10)(v)	Form of Preferred Stock Series C and Series D Conversion Notice *

(10)(vi)	Form of Stock Purchase Warrant *

(10)(vii)	Form of Amendment Agreement for exhibit number (10)(i) and (10)(ii) *

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

101 LAB	XBRL Labels Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

*            Previously filed

* *        The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ActiveCare, Inc.

/s/ David G. Derrick
David G. Derrick Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

Date: May 19, 2014

/s/ Michael G. Acton
Michael G. Acton Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 19, 2014