Form 10-Q
period 2014-06-30
ACTIVECARE, INC.
filed 2014-08-19
CIK 1429896

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

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

As of August 19, 2014, the registrant had 45,902,851 shares of common stock outstanding.

ActiveCare, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited)
As of June 30, 2014 and September 30, 2013

	June 30,	September 30,
	2014	2013
Assets

Current assets:
Cash	$379,253	$223,835
Accounts receivable, net	5,832,351	7,345,912
Inventory	501,740	1,249,220
Prepaid expenses and other	176,826	38,998

Total current assets	6,890,170	8,857,965

Customer contracts, net	838,357	1,434,521
Goodwill	825,894	825,894
Patents, net	471,767	566,920
Property and equipment, net	432,605	570,360
Deposits and other assets	29,594	106,950
Domain name, net	10,904	11,440

Total assets	$9,499,291	$12,374,050

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (continued)

	June 30,	September 30,
	2014	2013
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,661,105	$6,621,234
Accounts payable, related-party	510,389	251,386
Accrued expenses	3,152,671	1,267,201
Derivatives liability	466,797	795,151
Current portion of notes payable	1,046,399	1,278,585
Notes payable, related-party	1,603,793	1,892,415
Dividends payable	90,977	3,471

Total current liabilities	10,532,131	12,109,443

Notes payable, net of current portion	430,870	1,055,918

Total liabilities	10,963,001	13,165,361

Stockholders’ deficit:
Preferred stock, $.00001 par value: 10,000,000 shares authorized; 0 and 480,000 shares of Series C; 45,000 and 938,218 shares of Series D; 70,070 and 61,723 shares of Series E; and 5,361 and 0 shares of Series F, respectively	1	15
Common stock, $.00001 par value: 200,000,000 shares authorized; 45,902,851 and 21,775,303 shares outstanding, respectively	459	218
Additional paid-in capital, common and preferred	72,013,744	62,519,544
Accumulated deficit	(73,477,914)	(63,311,088)

Total stockholders’ deficit	(1,463,710)	(791,311)

Total liabilities and stockholders’ deficit	$9,499,291	$12,374,050

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues:
Chronic illness monitoring	$596,234	$3,912,300	$3,489,886	$10,121,916
CareServices	203,940	415,377	829,496	1,292,178
Total revenues	800,174	4,327,677	4,319,382	11,414,094

Cost of revenues:
Chronic illness monitoring	798,596	2,853,557	4,290,596	7,438,980
CareServices	183,317	560,205	701,556	2,027,829
Total cost of revenues	981,913	3,413,762	4,992,152	9,466,809

Gross profit (deficit)	(181,739)	913,915	(672,770)	1,947,285

Operating expenses:
Selling, general and administrative (including $981,254, $678,596, $2,555,644, and $2,181,098, respectively, of stock-based compensation)	2,392,207	2,733,452	7,987,412	7,606,290
Research and development	46,491	121,011	169,297	589,723
Total operating expenses	2,438,698	2,854,463	8,156,709	8,196,013

Loss from operations	(2,620,437)	(1,940,548)	(8,829,479)	(6,248,728)

Other income (expense):
Gain (loss) on derivatives liability	(466,797)	-	12,940	45,697
Loss on induced conversion of debt	-	-	(114,098)	-
Interest expense, net	(186,084)	(1,065,414)	(1,626,582)	(2,856,397)
Loss on disposal of property and equipment	(18,746)	(101,421)	(19,760)	(101,421)
Other income (expense)	(2,092)	(2,636)	34,911	12,795
Total other income (expense)	(673,719)	(1,169,471)	(1,712,589)	(2,899,326)

Net loss from continuing operations	(3,294,156)	(3,110,019)	(10,542,068)	(9,148,054)

Loss from discontinued operations	-	(12,301)	-	(5,312)

Net loss	(3,294,156)	(3,122,320)	(10,542,068)	(9,153,366)

Deemed dividend on conversion of preferred stock to common stock	-	-	(2,234,924)	-
Dividends on preferred stock	(194,730)	(79,219)	(541,563)	(213,192)

Net loss attributable to common stockholders	$(3,488,886)	$(3,201,539)	$(13,318,555)	$(9,366,558)

Net loss per common share - basic and diluted:
Continuing operations	$(0.10)	$(0.59)	$(0.42)	$(1.91)
Discontinued operations	-	(0.00)	-	(0.00)
Net loss per common share	$(0.10)	$(0.59)	$(0.42)	$(1.91)

Weighted average common shares outstanding – basic and diluted	35,350,000	5,424,000	31,374,000	4,909,000

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended June 30, 2014 and 2013

	Nine Months Ended
	June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(10,542,068)	$(9,153,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	844,250	926,671
Gain on derivatives liability	(12,940)	(45,697)
Stock-based compensation expense	2,098,103	2,181,098
Stock and warrants issued for services	457,541	-
Stock issued for interest expense	848,118	751,220
Amortization of debt discounts	692,834	789,450
Loss on induced conversion of debt	114,098	-
Loss on disposal of property and equipment	22,962	101,421
Gain on sale of discontinued operations	-	(55,096)
Changes in operating assets and liabilities:
Accounts receivable	1,513,561	(7,643,169)
Inventory	747,480	(811,381)
Prepaid expenses and other	(163,132)	(13,699)
Accounts payable	(2,680,838)	5,988,622
Accrued expenses	1,515,689	549,138
Deposits and other assets	63,770	(81,207)
Net cash used in operating activities	(4,480,572)	(6,515,995)

Cash flows from investing activities:
Purchases of property and equipment	(65,793)	(388,693)
Cash used to dispose of property and equipment	(29,078)	-
Proceeds from sale of discontinued operations	-	184,318
Proceeds from sale of equipment	-	4,900
Net cash used in investing activities	(94,871)	(199,475)

Cash flows from financing activities:
Proceeds from the sale of preferred stock, net	3,580,771	-
Proceeds from issuance of related-party notes payable, net	2,576,166	1,990,799
Proceeds from issuance of notes payable, net	500,000	5,386,746
Principal payments on related-party notes payable	(893,666)	(191,831)
Principal payments on notes payable	(736,654)	(877,753)
Payment of dividends	(295,756)	-
Net cash provided by financing activities	4,730,861	6,307,961

Net increase (decrease) in cash	155,418	(407,509)
Cash, beginning of the period	223,835	529,839

Cash, end of the period	$379,253	$122,330

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Nine Months Ended
	June 30,
	2014	2013
Supplemental Cash Flow Information:
Cash paid for interest	$143,067	$575,317

Non-Cash Investing and Financing Activities:
Related-party notes payable converted to common stock	$1,782,738	$-
Notes payable converted to preferred stock	633,254	-
Dividends on preferred stock and related interest	467,880	213,195
Issuance of stock for loan origination fees	370,633	-
Conversion of notes payable into common stock	325,000	100,000
Liability to issue shares of common stock for loan origination fees	234,793	-
Issuance of stock for dividends	144,642	151,176
Reclassification of derivatives liability to equity	-	4,484,801
Conversion of notes payable to debentures	-	1,920,797
Issuance of preferred stock for accrued liabilities	-	865,552
Issuance of derivatives liability	-	514,643

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The unaudited interim condensed consolidated financial statements of ActiveCare, Inc. (the “Company” or “ActiveCare”) have been prepared in accordance with Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2014 and September 30, 2013, and the results of its operations and its cash flows for the three and nine months ended June 30, 2014 and 2013.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.  The results of operations for the three and nine months ended June 30, 2014 may not be indicative of the results for the full fiscal year ending September 30, 2014.

During fiscal year 2013, the Company completed a 10-for-1 reverse common stock split, and all periods presented have been retroactively adjusted to reflect the reverse common stock split.

Going Concern

The Company continues to incur negative cash flows from operating activities and recurring net losses.  The Company had negative working capital as of June 30, 2014 and September 30, 2013.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order for the Company to eliminate substantial doubt about its ability to continue as a going concern, it must achieve profitability, generate positive cash flows from operating activities and obtain the necessary debt or equity funding to meet its projected capital investment requirements.  Management’s plans with respect to this uncertainty include raising additional capital by issuing debt or equity securities and increasing the sales of the Company’s services and products.  During the nine months ended June 30, 2014, the Company (1) completed the sale of Series F convertible preferred stock (“Series F preferred stock”) for net proceeds of $3,580,771, after considering $675,229 of related costs; (2) converted $2,326,801 of debt and accrued interest to common stock; (3) converted $574,592 of debt and accrued interest to Series F preferred stock; and (4) converted $83,473 of debt and accrued interest to Series E preferred stock. There can be no assurance that the Company will be able to raise sufficient additional capital or that revenues will increase rapidly enough to offset operating losses.  If the Company is unable to increase revenues or obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet dates and the reported amounts of revenues and expenses for the reporting periods. Actual results could differ from these estimates.

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

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Continued

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

As a result of the sale of the reagents business, the Company has reflected this segment as discontinued operations in the condensed consolidated financial statements for the three and nine months ended June 30, 2013.  The following table summarizes certain operating data for discontinued operations for the three and nine months ended June 30, 2013:

	Three months ended	Nine months ended
	June 30, 2013	June 30, 2013

Revenues	$97,147	$351,645
Cost of revenues	(130,797)	(300,396)
Gross margin (deficit)	(33,650)	51,249

Selling, general and administrative expenses	(33,747)	(111,657)

Loss from discontinued operations	(67,397)	(60,408)

Gain on sale of assets	55,096	55,096

Net loss from discontinued operations	$(12,301)	$(5,312)

3.	Net Loss per Common Share

Net loss per common share is computed by dividing net loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding.  The computation of net loss per common share does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Common share equivalents consist of shares of common stock issuable upon the exercise of stock options, stock purchase warrants and the conversion of convertible preferred stock or debt instruments into common stock.  As of June 30, 2014 and 2013, there were 17,168,988 and 14,813,664 outstanding common share equivalents, respectively, that were not included in the computation of diluted net loss per common share as their effect would be anti-dilutive. The anti-dilutive common stock equivalents outstanding consisted of the following as of:

	June 30, 2014	June 30, 2013

Common stock options and warrants	10,991,576	3,911,887
Series C convertible preferred stock	-	480,000
Series D convertible preferred stock	225,000	4,241,005
Series E convertible preferred stock	494,162	-
Series F convertible preferred stock	5,361,000	-
Convertible debt	80,000	6,164,072
Restricted shares of common stock	17,250	16,700

Total common stock equivalents	17,168,988	14,813,664

4.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing US GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption is not permitted. The Company is currently assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Continued

5.	Inventory

Inventory is recorded at the lower of cost or market, cost being determined using the first-in, first-out (“FIFO”) method. Inventory is for the Chronic Illness Monitoring segment and consists of diabetic supplies.  The Company writes down inventory due to obsolescence and excessive quantities to estimated net realizable value.  Due to competitive pressures and technological innovation, it is possible that estimates of net realizable values could change in the near term.  As of June 30, 2014 and September 30, 2013, inventory was $501,740 and $1,249,220, respectively.

6.	Customer Contracts

During fiscal year 2012, the Company recorded customer contracts of $2,369,882 acquired in its purchase of 4G Biometrics, LLC and Green Wire, LLC and affiliates.  The Company is amortizing the customer contracts over their estimated useful lives (through 2015).  Amortization expense for the nine months ended June 30, 2014 and 2013 was $596,164 and $624,774, respectively.  As of June 30, 2014 and September 30, 2013, accumulated amortization was $1,531,525 and $935,361, respectively.  The Company’s future customer contract amortization as of June 30, 2014, is as follows:

Years Ending September 30,
2014 (three months)	$179,648
2015	658,709

$838,357

7.	Patents

The Company is amortizing its patents over their remaining useful lives (through 2018).  Amortization expense for each of the nine-month periods ended June 30, 2014 and 2013 was $95,153.  As of June 30 , 2014 and September 30, 2013, accumulated amortization was $450,611 and $355,458, respectively. The Company’s future patent amortization as of June 30, 2014, is as follows:

Years Ending September 30,
2014 (three months)	$31,717
2015	126,870
2016	126,870
2017	126,870
2018	59,440

$471,767

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Continued

8.	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets, which range between 3 and 7 years.  Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the terms of the lease.  Equipment leased to customers is depreciated over the 3-year estimated useful lives of the related equipment, regardless of whether the equipment is leased to a customer or remaining in stock, and is recorded in cost of revenues for CareServices.  Expenditures for maintenance and repairs are expensed as incurred.  Upon the sale or disposal of property and equipment, any gains or losses are included in the results of operations. Property and equipment consist of the following as of:

	June 30, 2014	September 30, 2013

Equipment leased to customers	$389,492	$389,492
Leasehold improvements	151,287	145,147
Software	100,361	87,361
Furniture	73,292	32,855
Equipment	66,427	255,339
Total property and equipment	780,859	910,194

Accumulated depreciation and amortization	(348,254)	(339,834)

Property and equipment, net	$432,605	$570,360

Depreciation and amortization expense for the nine months ended June 30, 2014 and 2013 was $151,156 and $206,214, respectively.

9.	Accrued Expenses

Accrued expenses consist of the following as of:

	June 30, 2014	September 30, 2013

Warranty reserve	$1,550,000	$-
Commissions and fees	731,086	527,977
Payroll expense	270,319	272,451
Liability to issue common stock	230,293	-
Freight and shipping	172,253	123,801
Deferred rent	90,510	55,242
Interest	53,877	211,722
Other	54,333	76,008

Total accrued expenses	$3,152,671	$1,267,201

10.	Notes Payable

The Company had the following notes payable outstanding as of:

	June 30, 2014	September 30, 2013

Note payable to the former owners of Green Wire, secured by customer contracts, imputed interest rate of 12%, monthly installments over a 38-month term. In March 2013, the Company issued 15,000 shares of common stock (fair value of $24,000) to extend the term of the note. The fair value is being amortized to interest expense over the remaining life of the note.	$1,343,996	$1,766,971

Unsecured note payable with no interest, due March 2015. The Company issued warrants to purchase 450,000 shares of common stock (fair value of $143,634). The note also requires a payment of 667,000 shares of common stock at the end of the term (fair value of $230,293), recorded as an accrued liability.	260,000	-

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Continued

	June 30, 2014	September 30, 2013

Unsecured notes with interest at 15% (18% after due date), due April 2013. The Company issued 20,000 shares of Series D preferred stock as loan origination fees (fair value of $195,000). Principal of $50,000 and accrued interest of $13,333 were converted to common stock in December 2013.	$64,261	$185,476

Notes payable with interest at 12%, secured by the Company's assets, due August 2014. The Company issued warrants to purchase 36,667 shares of common stock (fair value of $51,452) as due diligence fees and issued 25,000 shares of common stock (fair value of $31,250) to a related party as consideration for a personal guarantee. The notes and accrued interest were converted to Series F preferred stock in December 2013.	-	550,000

Unsecured note with interest at 12%, due March 2013. The note and accrued interest were converted to common stock in November 2013.	-	250,000

Series A debenture loan payable with interest at 12%, secured by customer contracts, payable in monthly installments, and due February 2016. The debenture was converted to Series E preferred stock in October 2013.	-	85,719

Unsecured note with interest at 15%, due March 2013. The note and accrued interest were converted to common stock in November 2013.	-	25,000

Total notes payable before discount	1,668,257	2,863,166
Less discount	(190,988)	(528,663)

Total notes payable	1,477,269	2,334,503
Less current portion	(1,046,399)	(1,278,585)

Notes payable, net of current portion	$430,870	$1,055,918

11.	Related-Party Notes Payable

The Company had the following related-party notes payable outstanding as of:

	June 30, 2014	September 30, 2013

Entities controlled by an officer of the Company purchased a $2,813,175 customer receivable for $1,710,500. The Company may buy back the receivable for $1,950,000 less cash received by the entities before March 2015. The $239,500 difference between the buyback and cash received plus $253,500 of commission is being amortized to interest expense over the buy back term.	$1,950,000	$-

Unsecured note payable to a former officer of the Company with interest at 15%, due June 2012, currently in default. The note included a $3,000 loan origination fee added to the principal and is convertible into common stock at $0.50 per share.	30,000	33,000

Unsecured note payable to a former officer of the Company with interest at 12%, due September 2013, currently in default, and convertible into common stock at $0.75 per share.	26,721	26,721

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Continued

	June 30, 2014	September 30, 2013

Unsecured note payable to an entity controlled by the Company’s CEO, interest at 12%, due on demand, and convertible into common stock at $0.75 per share. The Company issued 17,500 shares of common stock (fair value of $26,250) as loan origination fees. In December 2013, $160,000 of the note was converted to common stock.	$15,000	$175,000

Unsecured note payable to an officer of the Company with interest at 12%, due on demand.	13,644	13,644

Unsecured notes payable to an entity controlled by an officer of the Company with interest at 15%, due September 2013. The Company issued 60,000 shares of common stock (fair value of $93,000) as loan origination fees. The notes and accrued interest were converted to common stock in December 2013.	-	600,000

Unsecured note payable to an entity controlled by an officer of the Company with interest at 12%, due September 2013. The Company issued 30,000 shares of common stock (fair value of $38,100) as loan origination fees. The note and accrued interest were converted to common stock in December 2013.	-	300,000

Unsecured note payable to an entity controlled by an officer of the Company with interest at 12%, due September 2013. The Company issued 30,000 shares of common stock (fair value of $37,500) as loan origination fees. The note and accrued interest were converted to common stock in December 2013.	-	300,000

Unsecured notes payable to an entity controlled by an officer of the Company with interest at 12%, due April 2013. The note and accrued interest were converted to common stock in December 2013.	-	200,000

Unsecured note payable with no interest to an entity controlled by an officer of the Company, repaid during the three months ended December 31, 2013.	-	150,000

Unsecured note payable to an entity controlled by an officer of the Company with interest at 12%, due June 2013. The Company issued 5,600 shares of Series D preferred stock (fair value of $56,252) as loan origination fees. The note and accrued interest were converted to common stock in December 2013.	-	82,500

Unsecured notes payable with no interest to an individual related to an officer of the Company; repaid during the three months ended December 31, 2013.	-	10,000

Series B unsecured debenture to an entity controlled by an officer of the Company with interest at 12%, due December 2015. The debenture and accrued interest were converted to common stock during the three months ended December 31, 2013.	-	5,270

Total notes payable, related-party, before discount	2,035,365	1,896,135
Less discount	(431,572)	(3,720)

Total notes payable, related-party	$1,603,793	$1,892,415

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Continued

12.	Fair Value Measurements

The Company measured the fair values of its assets and liabilities using the US GAAP hierarchy levels as follows:

Level 1	The Company does not have any Level 1 inputs available to measure its assets.
Level 2	The Company’s embedded derivative liabilities are measured on a recurring basis using Level 2 inputs.
Level 3	The Company’s goodwill is measured using Level 3 inputs.

The Company’s embedded derivative liabilities are re-measured to fair value as of each reporting date until the contingency is resolved, see Note 13.

13.	Derivatives Liability

The derivatives liability as of June 30, 2014 and September 30, 2013 was $466,797 and $795,151, respectively.  The derivatives liability as of September 30, 2013 was eliminated due to the conversion of notes payable with variable conversion features.  The derivatives liability as of June 30, 2014 is related to a variable conversion price adjustment on the Series F preferred stock.  The conversion price on Series F preferred stock may be adjusted from $1.00 based on the number of subscribers as of December 31, 2014.

During the three and nine months ended June 30, 2014, the Company estimated the fair value of the embedded derivatives prior to their conversion and elimination using a binomial option-pricing model with the following assumptions, according to the instrument: exercise price of $0.72 per share; risk free interest rate of 0.060%; expected life of 0.50 years; expected dividends of 0%; a volatility factor of 105%; and a stock price of $0.50.  The expected lives of the instruments were equal to the average term of the conversion option.  The expected volatility is based on the historical price volatility of the Company’s common stock.  The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.  The loss on derivative liabilities for the three months ended June 30, 2014 and 2013 was $466,797 and $0, respectively.  The gain on derivative liabilities for the nine months ended June 30, 2014 and 2013 was $12,940 and $45,697, respectively.

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

Series C Convertible Preferred Stock

As of September 30, 2013, the Company had 480,000 shares of Series C convertible preferred stock issued and outstanding (“Series C preferred stock”).  In December 2013, all 480,000 shares of Series C preferred stock were converted to 672,000 shares of common stock.  The conversion rate of 1.4 shares of common stock was greater than the designated conversion rate of one share of common stock and, therefore, the fair value of the additional 192,000 shares was recorded as a deemed dividend. In addition, the Company recognized $11,367 of dividends on Series C preferred stock and settled the accrued dividends by issuing 11,599 shares of common stock.  The Series C preferred stock was non-voting.

Series D Convertible Preferred Stock

The Board of Directors has designated 1,000,000 shares of preferred stock as Series D convertible preferred stock (“Series D preferred stock”).  The Series D preferred stock is voting on an as-converted basis.  The Series D preferred stock has a dividend rate of 8%, payable quarterly.  The Company may redeem the Series D preferred shares at a redemption price equal to 120% of the original purchase price with 15 days notice. In December 2013, 893,218 shares of Series D preferred stock were converted to 6,252,526 shares of common stock.   The conversion rate of 7 shares of common stock was greater than the designated conversion rate of 5 shares of common stock and, therefore, the fair value of the additional 1,786,436 shares was recorded as a deemed dividend. In addition, the Company recognized $63,062 of dividends on Series D preferred stock and settled the accrued dividends by issuing 75,203 shares of common stock.

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Continued

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

During the three and nine months ended June 30, 2014, the Company paid dividends of $67,188 and $223,827, respectively, to Series E preferred stockholders.  As of June 30, 2014, the redemption price for the Series E preferred stock was $494,162.

Series F Convertible Preferred Stock

During the three months ended December 31, 2013, the Board of Directors designated 7,803 shares of preferred stock as Series F convertible preferred stock (“Series F preferred stock”).  In April 2014, the Company increased the authorized shares of Series F preferred stock to 10,000.  Series F preferred stock is non-voting, has a stated value of $1,000 and is convertible into common stock at $1.00 per share subject to a milestone adjustment for the number of subscribers as of December 31, 2014 (see Note 13).  The Series F preferred stock has a dividend rate, payable quarterly, of 8% until April 30, 2015, 16% from May 1, 2015 to July 31, 2015, 20% from August 1, 2015 to October 31, 2015 and 25% thereafter.

During the nine months ended June 30, 2014, the Company issued 5,361 shares of Series F preferred stock for net proceeds of $3,580,771, after considering $675,229 of related costs, and the conversion of $574,592 of debt and accrued interest.  The Company settled $144,030 of dividends plus $3,601 of accrued interest on Series F preferred stock by paying $73,815 in cash and issuing 184,541 shares of common stock.

Liquidation Preference

Upon any liquidation, dissolution or winding up of the Company, before any distribution or payment may be made to the holders of the common stock, the holders of the Series C preferred stock, Series D preferred stock, Series E preferred stock, and Series F preferred stock are entitled to be paid out of the assets an amount equal to $1.00 per share plus all accrued but unpaid dividends.  If the assets of the Company are insufficient to make payment in full to all holders of preferred stock, then the assets shall be distributed among the holders of preferred stock ratably in proportion to the full amounts to which they would otherwise be entitled.

15.	Common Stock

In April 2014, the Company amended its Certificate of Incorporation increasing the total number of authorized shares of common stock from 50,000,000 shares to 200,000,000 shares.

During the nine months ended June 30, 2014, the Company issued 24,127,548 shares of common stock as follows:

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

•
650,000 shares to an entity controlled by an officer of the Company for the exercise of modified stock option agreements (the exercise prices were reduced to $0), the change in value due to the modification was $41,322 and the shares vest quarterly over two years;

•	15,000 shares to a board member for the exercise of a modified stock option agreement (the exercise price was reduced to $0), the change in value due to the modification was $5,746;

•	161,738 shares for notes payable origination fees, the value on the date of grant was $163,170;

•	342,930 shares for equity investment finders’ fees, the value on the date of grant was $342,000;

•	6,892 shares to officers of the Company as late fees for unpaid services, the value on the date of grant was $6,892;

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Continued

•	6,924,526 shares in connection with the conversion of 480,000 shares of Series C preferred stock and 893,218 shares of Series D preferred stock;

•	271,343 shares to settle accrued dividends for Series C, Series D and Series F preferred stock, the value on the date of grant was $148,244;

•	409,000 shares for services provided by independent consultants, the value on the date of grant was $237,800;

•	868,136 shares for employee compensation for past services and bonuses, the value on the date of grant was $427,205;

•	100,000 shares for services provided by a board member, the value on the date of grant was $85,000;

•	5,000,000 shares to the Chief Executive Officer for future services, the value on the date of grant was $2,400,000 and the shares vest quarterly over two years;

•	535,000 shares for employee compensation for future services, the value on the date of grant was $256,800 and the shares vest quarterly over two years;

•	4,072,334 shares to an entity controlled by an officer of the Company for future services, the value on the date of grant was $1,954,720 and the shares vest quarterly over two years.

16.	Common Stock Options and Warrants

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

During fiscal years 2014 and 2013, the Company measured the fair values of the warrants using a binomial valuation model with the following assumptions:

	Nine Months Ended
	June 30
	2014	2013

Exercise price	$0.50 - $1.10	$1.00 - $1.65
Expected term (years)	1 - 3	1.5 - 5
Volatility	101% - 216%	219% - 298%
Risk-free rate	0.11% - 0.92%	0.23% - 0.88%
Dividend rate	0%	0%

During the nine months ended June 30, 2014, the Company granted the following common stock options and warrants:

•
Options to purchase 650,000 shares were granted to an entity controlled by an officer of the Company for notes payable and accrued interest converted into common stock, with an exercise price of $1.10 per share.  The Company recognized $590,887 of interest expense during the three months ended December 31, 2013.  During the three months ended June 30, 2014, the exercise prices were reduced to $0 per share;

•
Options to purchase 450,000 shares were granted to a note holder with an exercise price of $1.00 per share.  The options expire in October 2018.  The Company recognized $143,634 as debt discount, which is being amortized over the life of the note payable;

•	Options to purchase 856,977 shares were granted to two note holders for converting debt into common stock with an exercise price of $1.10 per share. The options expire in December 2018;

•	Options to purchase 3,669,120 shares were granted in connection with the sale of Series F preferred stock with an exercise price of $1.10 per share. The options expire in December 2018;

•	Options to purchase 1,424,025 shares were granted in connection with the sale of Series F preferred stock with an exercise price of $1.10 per share. The options expire in January 2018;

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Continued

•	Options to purchase 1,008,000 shares were granted in connection with the sale of Series F preferred stock with an exercise price of $1.10 per share. The options expire in February 2019;

•
Options to purchase 1,000,000 shares were granted to a board member for services, with an exercise price of $0.50 per share.  The shares vest based on the Company obtaining new member targets, specifically 100,000 options vest for each new 5,000 members.  The options expire in June 2019.

•	Options to purchase 90,000 shares were granted to two third parties for services, with an exercise price of $1.10 per share. The options expire in June 2019.

During the nine months ended June 30, 2014, the Company modified the exercise price of options and warrants previously issued to current employees and officers to $0.50 per share.  The Company recognized additional expense of $71,942 and deferred $7,960 over the remaining vesting period of the options and warrants.

The following table summarizes information about common stock options and warrants outstanding as of June 30, 2014:

Options and Warrants	Number of Options and Warrants	Weighted -Average Exercise Price

Outstanding as of October 1, 2013	3,598,554	$1.33
Granted	9,148,122	1.03
Exercised	(1,723,100)	0.89
Forfeited	(32,000)	1.00
Outstanding as of June 30, 2014	10,991,576	1.05
Exercisable as of June 30, 2014	8,989,354	1.17

As of June 30, 2014, the outstanding warrants have an aggregate intrinsic value of $0, and the weighted average remaining term of the warrants is 4.3 years.

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

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Continued

The following table reflects certain financial information relating to each reportable segment as of June 30, 2014 and 2013 and for the three months then ended:

	Corporate	Chronic Illness Monitoring	CareServices	Reagents	Total

June 30, 2014
Revenues	$-	$596,234	$203,940	$-	$800,174
Net loss	(2,510,926)	(747,047)	(36,183)	-	(3,294,156)
Interest expense, net	186,084	-	-	-	186,084
Total assets	613,982	7,132,909	1,752,400	-	9,499,291
Property and equipment purchases	7,648	-	-	-	7,648
Depreciation and amortization	19,818	179,648	57,392	-	256,858

June 30, 2013
Revenues	$-	$3,912,300	$415,377	$97,147	$4,424,824
Net income (loss)	(2,779,565)	480,562	(811,016)	(12,301)	(3,122,320)
Interest expense, net	1,065,414	-	-	-	1,065,414
Total assets	15,161	10,125,070	3,079,681	-	13,219,912
Property and equipment purchases	-	-	121,282	888	122,170
Depreciation and amortization	223,438	28,609	282,773	2,893	537,713

The following table reflects certain financial information relating to each reportable segment as of June 30, 2014 and 2013 and for the nine months then ended:

	Corporate	Chronic Illness Monitoring	CareServices	Reagents	Total

June 30, 2014
Revenues	$-	$3,489,886	$829,496	$-	$4,319,382
Net loss	(7,641,711)	(2,337,527)	(562,830)	-	(10,542,068)
Interest expense, net	1,626,582	-	-	-	1,626,582
Total assets	613,982	7,132,909	1,752,400	-	9,499,291
Property and equipment purchases	66,353	-	-	-	66,353
Depreciation and amortization	75,910	236,868	531,472	-	844,250

June 30, 2013
Revenues	$-	$10,121,916	$1,292,178	$351,645	$11,765,739
Net income (loss)	(7,083,015)	704,720	(2,769,759)	(5,312)	(9,153,366)
Interest expense, net	2,856,397	-	-	-	2,856,397
Total assets	15,161	10,125,070	3,079,681	-	13,219,912
Property and equipment purchases	-	-	382,809	888	383,697
Depreciation and amortization	536	830,966	172,466	658,499	1,662,467

18.	Commitments and Contingencies

The Company leases office space under non-cancelable operating leases.  Future minimum rental payments under non-cancelable operating leases are as follows:

Years Ending September 30,
2014 (three months)	$75,757
2015	308,330
2016	317,580
2017	327,107
2018	280,077

$1,308,851

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Continued

The Company’s rent expense for facilities held under non-cancelable operating leases for the nine months ended June 30, 2014 and 2013 was approximately $225,000 and $237,000, respectively.

In May 2013, the Company entered into a settlement agreement and patent license agreement through which all claims of a lawsuit were dismissed.  The final payment required by the settlement agreement and patent license agreement was made in December 2013.

19.	Subsequent Events

In July 2014, William K. Martin resigned as a member of the Board of Directors of the Company.  There were no disagreements between Mr. Martin and the Company or any officer or director of the Company which led to Mr. Martin’s resignation.

In July 2014, the Board of Directors appointed Earl Hurst as President and Michael Jones as Chief Operating Officer of the Company.

In July 2014, the Company received advances totaling $400,000 from an entity controlled by an officer of the Company.

In August 2014, the Board of Directors and the required Series F preferred stock shareholders approved an amendment to the Series F preferred stock designation to allow Series F preferred stock dividends to be paid in cash or stock.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader better understand our operations and our present business environment.  This MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements for the fiscal years ended September 30, 2013 and 2012, and the accompanying notes thereto, contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 and our unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2014, and the accompanying notes thereto, contained in this Quarterly Report on Form 10-Q. Unless otherwise indicated, the terms “ActiveCare,” the “Company,” “we,” and “our” refer to ActiveCare, Inc., a Delaware corporation and its subsidiaries.

Overview

ActiveCare, Inc. was formed March 5, 1998 as a wholly owned subsidiary of SecureAlert, Inc. [OTCBB: SCRA.OB], a Utah corporation, formerly known as RemoteMDx, Inc. (“SecureAlert”).  We were spun off from SecureAlert in February 2009.  Effective July 15, 2009, we changed our name to ActiveCare, Inc., and our state of incorporation to Delaware. Our fiscal year ends on September 30.

Our primary focus is on markets addressing chronic conditions and disease states.  During fiscal years 2013 and 2012, we received valuable feedback through sales and focus groups reaching thousands of patients.  In fiscal year 2012, we launched an additional product line focused on technology for assisting the chronically ill.  Remote patient monitoring (“RPM”) is a technology to enable monitoring of patient vital signs and physical functions outside of conventional clinical settings (e.g., in the home, work or travel).  Physiological data such as blood sugar levels, blood pressure, pulse rate, and blood oxygen levels are collected by sensors on medical peripheral devices.  Examples of these devices include glucometers, blood pressure cuffs, and pulse oximeters.  The data is stored for future assessment or transmitted to healthcare providers or third parties via wireless telecommunication devices.  Disease states targeted by RPM technology providers typically include diabetes, congestive heart failure, sleep apnea, activity monitoring, and diet management.  We believe that we can improve the lives of the chronically ill and the elderly through the use of technology, while reducing the cost of care.  Central to these efforts is our state-of-the-art “CareCenter.”  This service is designed to monitor and track patients’ health conditions and chronic illnesses on a real time basis.  As part of these efforts we have staffed this CareCenter with highly trained specialists to assist the chronically ill and elderly in managing their daily lives; 24 hours per day, seven days per week.  In order for the CareCenter to service our customers, we have developed and continue to develop numerous products designed to improve the health of the chronically ill and to enable the elderly to maintain a more active and mobile lifestyle.

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

During the nine months ended June 30, 2014, we (1) completed the sale of Series F preferred stock for net proceeds of $3,580,771, after considering $675,229 of related costs; (2) converted $2,326,801 of debt and accrued interest to common stock; (3) converted $574,592 of debt and accrued interest to Series F preferred stock; and (4) converted $83,473 of debt and accrued interest to Series E preferred stock.  These transactions strengthened our balance sheet and allowed us to fulfill and finalize larger contracts.

 Our Product and Service Strategy

Our product and service strategy falls into two segments: (1) Chronic Illness Monitoring, and (2) CareServices or personal emergency response systems (“PERS”).

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

CareServices

We have developed products that incorporate GPS, cellular capability, and fall detection, all of which are connected to our 24-hour CareCenter with the push of a button.  The transmitter can be worn on a neck pendant or belt clip, or carried in a purse, and sends a cellular signal to our CareCenter.  When the wearer of the device pushes the button, the staff at the CareCenter evaluate the situation and determine whether to call emergency services or a designated friend or family member.

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

Research and Development Program

During the nine months ended June 30, 2014, we spent approximately $169,000 compared to $590,000 during the same period in 2013, on research and development primarily related to chronic illness monitoring, including work related to the development of prototype methods and systems for the capture and analysis of data, as well as the development of scalable architectures to migrate to production applications and deployments.  We will continue to identify claims and medical data sets as well as analytical and informatics technologies that advance our ability to provide unique services.  Core competency will continue to evolve in the methods and technologies for data analytics and predictive informatics.

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

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.  On an on-going basis, we evaluate our estimates, including those related to bad debts, inventory, intangible assets, warranty obligations, product liability, revenue recognition, and income taxes.  We base our estimates on historical experience and other facts and circumstances that we believe to be reasonable and the results provide a basis for making judgments about the carrying values of the related assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

In May 2013, we completed a 10-for-1 reverse common stock split.  The condensed consolidated financial statements and notes for all periods presented in this report have been retroactively adjusted to reflect the reverse common stock split.

Material accounting policies that we believe are critical to an understanding of our financial results and condition are described below.

Fair Value of Financial Instruments

The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. Derivative financial instruments are recorded at fair value based on current market pricing models. We estimate that, based on current market conditions, the fair values of long-term debt obligations approximate their carrying values as of June 30, 2014.

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

Goodwill

Goodwill is reviewed for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable.  Our annual testing date is September 30.  The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows.  Future cash flows can be affected by changes in industry or market conditions.  Goodwill was not impaired as of September 30, 2013 and no event has occurred or circumstance has changed during the nine months ended September 30, 2014 that would require an impairment test.

Impairment of Long-Lived Assets

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to twenty years.  Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  No long-lived assets were considered to be impaired during fiscal year 2013 or through the nine months ended June 30, 2014.

Warranty Expense

Although not contractually obligated, the Company may provide replacement chronic illness supplies to distributors with expired supplies. The Company records a liability for the estimated costs and adjusts its liability when specific warranty matters become known and are reasonably estimable. The Company recognizes warranty expense in cost of revenues for claims incurred and estimated future claims.

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

Chronic Illness Monitoring

We recognize Chronic Illness Monitoring revenue when persuasive evidence of an arrangement with the customer exists, delivery has occurred, prices are fixed or determinable, and collection is reasonably assured.

We enter into agreements with insurance companies, disease management companies, and self-insured companies (collectively, customers) to lower medical expenses by distributing diabetic testing supplies to their customers or employees (members) and monitoring their test results in real-time with our 24x7 CareCenter.  Customers are obligated to pay for the supplies at the time of shipment.  Customers who are billed separately for monitoring are obligated to pay as the service is performed and revenue is recognized ratably over the period of the contract.  The term of these contracts is generally one year and, unless terminated by either party, will automatically renew for another year.  Collection terms are net 30 days after claims are submitted.  There is no contingent revenue in these contracts.

Shipping and handling fees billed to customers are included as part of net revenues.  The related freight costs and supplies directly associated with shipping products to customers are included as a component of cost of revenues.  Sales of Chronic Illness Monitoring products and services contain multiple deliverables.

Multiple-Element Arrangements

We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. In order to account for elements in a multiple-element arrangement as separate units of accounting, the deliverables must have stand-alone value upon delivery.  In determining whether monitoring services have stand-alone value, we consider the nature of our monitoring services, whether we sell supplies to new customers without monitoring services, and availability of monitoring services from the other vendors.

During the three months ended June 30, 2014, we began to provide additional monitoring services for a significant customer who pays a separating monthly monitoring fee.

When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling price. Multiple-element arrangements accounting guidance provides a hierarchy to use when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence (VSOE) of selling price, based on the price at which the item is regularly sold by the vendor on a stand-alone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence (TPE) of selling price is used to establish the selling price if it exists. If VSOE of selling price and TPE of selling price are not available, then the best estimate of selling price (BESP) is to be used. During the quarter ended June 30, 2014 VSOE was established for the monitoring services we provide.  VSOE for supplies was previously established.  Therefore, total consideration under the contract is allocated to supplies and monitoring through application of the relative fair value method.

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

Results of Operations

Three Months Ended June 30, 2014 and 2013

Revenues

Revenues for the three months ended June 30, 2014 were $800,000 compared to $4,328,000 for the same period in 2013.  Revenues from Chronic Illness Monitoring were $596,000 for the three months ended June 30, 2014, compared to $3,912,000 for the same period in 2013.  The decrease is due to a significant sale to a distributor in June 2013 that was not repeated in 2014.  Revenues from CareServices were $204,000 for the three months ended June 30, 2014, compared to $415,000 for the same period in 2013.  The decrease is due to customer attrition.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2014 were $982,000, compared to $3,414,000 for the same period in 2013.  The decrease in cost of revenues is due to lower sales and offset, in part, by estimated warranty expense of $150,000.  Chronic Illness Monitoring costs of revenue were $799,000 and CareServices costs of revenue were $183,000.

Gross Profit (Deficit)

Gross deficit for the three months ended June 30, 2014 was $182,000, compared to gross profit of $914,000 for the same period in 2013.  The decrease in gross profit resulted primarily from a decrease in sales and an increase in estimated warranty expense.  We expect gross profit to improve in fiscal year 2015 as we acquire more Chronic Illness Monitoring customers and retain existing customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2014 were $2,392,000, compared to $2,733,000 for the same period in 2013.  The decrease in expenses incurred is primarily due to a decrease in consulting and professional fees.  Stock-based compensation for the three months ended June 30, 2014 was $981,000 compared to $679,000 for the same period in 2013.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2014 were $46,000, compared to $121,000 for the same period in 2013.  The decrease is due to the completion of certain Chronic Illness Monitoring platforms during fiscal year 2013.  We expect to continue investing in research and development as we develop new platforms for Chronic Illness Monitoring.

Interest Expense

Interest expense for the three months ended June 30, 2014 was $186,000, compared to $1,065,000 for the same period in 2013.  The decrease is due to the conversion of $2,985,000 of debt and accrued interest to equity during the three months ended December 31, 2013.

Other Income and Expense

The loss on derivatives liability for the three months ended June 30, 2014 was $467,000, compared to $0 for the same period in 2013.  During the three months ended June 30, 2014, a derivatives liability was established for a variable conversion feature for the Series F preferred stock related to a potential mile-stone adjustment.

Discontinued Operations

In June 2013, we sold the net assets and operations of our reagents business segment to a third party for $184,000 in cash.  Loss from discontinued operations for the three months ended June 30, 2013 was $12,000.

Net Loss from Continuing Operations

Net loss for the three months ended June 30, 2014 was $3,294,000, compared to $3,110,000 for the same period in 2013 for the reasons described above.

Dividends on Preferred Stock

We accrued $195,000 of dividends on preferred stock for the three months ended June 30, 2014, compared to $79,000 for the same period in 2013.  The increase in dividends was due to the increased number of shares of Series E preferred stock and Series F preferred stock issued and outstanding during the three months ended June 30, 2014.

Nine Months Ended June 30, 2014 and 2013

Revenues

Revenues for the nine months ended June 30, 2014 were $4,319,000 compared to $11,414,000 for the same period in 2013.  Revenues from Chronic Illness Monitoring were $3,490,000 for the nine months ended June 30, 2014, compared to $10,122,000 for the same period in 2013.  The decrease is due to three significant sales to distributors during the nine months ended June 30, 2013 that were not repeated in the same period of 2014.  Revenues from CareServices were $829,000 for the nine months ended June 30, 2014, compared to $1,292,000 for the same period in 2013.  The decrease is due to customer attrition.

Cost of Revenues

Cost of revenues for the nine months ended June 30, 2014 were $4,992,000, compared to $9,467,000 for the same period in 2013.  The decrease in cost of revenues is due to lower sales and offset, in part, by estimated warranty expense of $1,550,000.  Chronic Illness Monitoring costs of revenue were $4,291,000 and CareServices costs of revenue were $702,000.

Gross Profit (Deficit)

Gross deficit for the nine months ended June 30, 2014 was $673,000, compared to gross profit of $1,947,000 for the same period in 2013.  The decrease in gross profit resulted primarily from a decrease in sales and an increase in estimated warranty expense.  We expect gross profit to improve in fiscal year 2015 as we acquire more Chronic Illness Monitoring customers and retain existing customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended June 30, 2014 were $7,987,000, compared to $7,606,000 for the same period in 2013.  The increase in expenses incurred was primarily due to additional support for recurring Chronic Illness Monitoring customers and an increase to stock-based compensation.  Stock-based compensation for the nine months ended June 30, 2014 was $2,556,000 compared to $2,181,000 for the same period in 2013.

Research and Development Expenses

Research and development expenses for the nine months ended June 30, 2014 were $169,000, compared to $590,000 for the same period in 2013.  The decrease is due to the completion of certain Chronic Illness Monitoring platforms during fiscal year 2013.  We expect to continue investing in research and development as we develop new platforms for Chronic Illness Monitoring.

Interest Expense

Interest expense for the nine months ended June 30, 2014 was $1,627,000, compared to $2,856,000 for the same period in 2013.  The decrease is due to the conversion of $2,985,000 of debt and accrued interest to equity during the three months ended December 31, 2013.

Other Income and Expense

The gain on derivatives liability for the nine months ended June 30, 2014 was $13,000, compared to $46,000 for the same period in 2013.  During the three months ended June 30, 2014, a derivatives liability was established for a variable conversion feature for the Series F preferred stock related to a potential mile-stone adjustment.  During the three months ended December 31, 2013 a derivatives liability was eliminated due to the conversion of notes payable with variable conversion features, which partially offset the derivatives liability established during the three months ended June 30, 2014.

Discontinued Operations

In June 2013, we sold the net assets and operations of our reagents business segment to a third party for $184,000 in cash.  Loss from discontinued operations for the nine months ended June 30, 2013 was $5,000.

Net Loss from Continuing Operations

Net loss for the nine months ended June 30, 2014 was $10,542,000, compared to $9,148,000 for the same period in 2013 for the reasons described above.

Dividends on Preferred Stock

We accrued $542,000 of dividends on preferred stock for the nine months ended June 30, 2014, compared to $213,000 for the same period in 2013.  The increase in dividends was due to the increased number of shares of Series E preferred stock and Series F preferred stock issued and outstanding during the nine months ended June 30, 2014.  In addition, we recognized a deemed dividend of $2,235,000 on the conversion of Series C preferred stock and Series D preferred stock to shares of common stock at conversion rates more favorable to the holders than their original designations.

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

Our cash balance as of June 30, 2014 was $379,000.  As of June 30, 2014, we had a working capital deficit of $3,642,000, compared to a working capital deficit of $3,251,000 as of September 30, 2013.  The increase in working capital deficit is primarily due to a decrease in accounts receivable due to customer collections, an increase in warranty reserve and derivatives liability, offset by a reduction to accounts payable due to vendor payments.

Operating activities for the nine months ended June 30, 2014 used cash of $4,481,000, compared to $6,516,000 for the same period in 2013.  The decrease in cash used in operating activities is due to the collection of accounts receivable for sales in fiscal year 2013 offset, in part, by reductions in accounts payable as compared to fiscal year 2013.

Investing activities for the nine months ended June 30, 2014 used cash of $95,000, compared to $199,000 for the same period in 2013.  The decreased use of cash in investing activities was due to the fact that we made no purchases of equipment leased to customers for our CareServices segment during the nine months ended June 30, 2014.

Financing activities for the nine months ended June 30, 2014 provided cash of $4,731,000, compared to $6,308,000 for the same period in 2013. The decrease in cash provided from financing activities is due to the decrease in debt and equity financing during the nine months ended June 30, 2014.

We had an accumulated deficit as of June 30, 2014 of $73,478,000, compared to $63,311,000 as of September 30, 2013.  Our total stockholders’ deficit as of June 30, 2014 was $1,464,000 compared to $791,000 as of September 30, 2013.  These changes were primarily due to our net loss for the nine months ended June 30, 2014, offset by the sale of Series F preferred stock and the conversion of debt to equity.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing US GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption is not permitted. We are currently assessing the impact, if any, of implementing this guidance on our financial position, results of operations and liquidity.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

Information about our exposure to market risk was disclosed in our Annual Report on Form 10-K for the year ended September 30, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on January 14, 2014. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective, for the reasons discussed below.

During the audit process for the year ended September 30, 2013, management identified material weaknesses in internal control over financial reporting as follows:

Control Environment

We did not maintain an effective control environment for internal control over financial reporting. Specifically, we concluded that we did not have appropriate controls in the following areas:

•	Period end financial disclosure and reporting processes;

•	Segregation of incompatible duties of various accounting functions;

•	Review and approval of manual journal entries.

Financial Reporting Process

We are in the process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort and staffing is needed to fully remedy these deficiencies. Our management and audit committee of the board of directors will continue to work with outside advisors to cause our controls and procedures to become adequate and effective.

Changes in Internal Control over Financial Reporting

During the nine months ended June 30, 2014, we integrated new staff, improved supervision and trained staff to improve internal control over financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended June 30, 2014, we issued the following shares of common stock without registration under the Securities Act of 1933 (the “Securities Act”):

•
650,000 shares to an entity controlled by an officer of the Company for the exercise of modified stock option agreements (the exercise prices were reduced to $0), the change in value due to the modification was $41,322 and the shares vest quarterly over two years;

•	15,000 shares to a board member for the exercise of modified stock option agreement (the exercise price was reduced to $0), the change in value due to the modification was $5,746;

•	6,892 shares to officers of the Company as late fees for unpaid services, the value on the date of grant was $6,892;

•	197,422 shares to settle accrued dividends for Series D and Series F preferred stock, the value on the date of grant was $79,998;

•	284,000 shares for services provided by independent consultants, the value on the date of grant was $127,800;

•	808,136 shares for employee compensation for past services, the value on the date of grant was $375,005;

•	5,000,000 shares to the Chief Executive Officer for future services, the value on the date of grant was $2,400,000 and the shares vest quarterly over two years;

•	535,000 shares for employee compensation for future services, the value on the date of grant was $256,800 and the shares vest quarterly over two years;

•	4,072,334 shares to an entity controlled by an officer of the Company for future services, the value on the date of grant was $1,954,720 and the shares vest quarterly over two years.

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

Item 5.                      Other Information

David Derrick, our Chief Executive Officer and a Director, was also formerly an officer and director of our former parent corporation, SecureAlert, Inc., a public company (“SecureAlert”).  As reported by SecureAlert in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2012, commencing December 21, 2011, a special committee of disinterested directors of SecureAlert, with the assistance of independent counsel, began evaluating related party transactions by former officers and directors (including Mr. Derrick) that occurred during fiscal year 2007 and the first quarter of fiscal year 2008. On April 6, 2012, SecureAlert filed another Current Report on Form 8-K with the SEC and reported the results of a meeting with the SEC and representatives of SecureAlert and Mr. Derrick. The adjustments were determined by the auditors of SecureAlert to be immaterial but were nonetheless reflected in SecureAlert’s quarterly report on Form 10-Q for the quarter ended March 31, 2012.

Following the self-reporting of the transactions and the disclosure deficiencies described above by Mr. Derrick and SecureAlert, the SEC commenced an investigation into the matters.  Mr. Derrick has cooperated with SecureAlert and the SEC in that investigation.  During the quarter ended June 30, 2014, Mr. Derrick received a Wells Notice (the “Notice”) from the staff of the SEC (the “Staff”) indicating its preliminary determination to recommend to the SEC that it file a civil enforcement action against Mr. Derrick for alleged violations of the Securities Act of 1933, the Securities Exchange Act of 1934 and certain rules thereunder.

Mr. Derrick denies any wrongdoing and he and his representatives are in discussion with the SEC to resolve the matter.  The SEC to date has not filed any actions against Mr. Derrick or any other person or entity in connection with the Staff’s inquiry into the matters described above.  Mr. Derrick has had communications with the Staff and submitted a formal response to the Wells Notice.  Mr. Derrick will determine how to proceed based on further consultation with his legal counsel.

A Wells Notice by the Staff is neither a formal allegation of wrongdoing nor a determination of wrongdoing or violation of law.  A Wells Notice indicates that the Staff has made a preliminary determination to recommend to the SEC that it bring a civil action, and provides the recipient with an opportunity to provide the Staff with information as to why such action should not be brought.

The Company is not the subject of or otherwise involved in the SEC’s investigation.  The Notice is not directed at the Company or any other employees of the Company.  Disclosure of a Wells Notice is not mandatory and Mr. Derrick has requested that the Company include this disclosure voluntarily in this report.

The Company cannot predict the outcome of a matter with the SEC, including whether a lawsuit will be filed or the term of any settlement that may be reached.  At this time, the Company does not expect the Notice to materially interfere with its day-to-day operations.

Item 6. Exhibits

Exhibit Number	Description

(10)(i)	Form of Securities Purchase Agreement, dated December 16, 2013 *

(10)(ii)	Form of Warrant to Purchase Common Stock *

(10)(iii)	Form of Exchange Agreement *

(10)(iv)	Form of Loan Conversion Agreement *

(10)(v)	Form of Preferred Stock Series C and Series D Conversion Notice *

(10)(vi)	Form of Stock Purchase Warrant *

(10)(vii)	Form of Amendment Agreement for exhibit number (10)(i) and (10)(ii) *

(10)(viii)	Information statement to amend articles of incorporation to increase authorized shares *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

*                      Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ActiveCare, Inc.

/s/ David G. Derrick
David G. Derrick Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

Date: August 19, 2014

/s/ Marc C. Bratsman
Marc C. Bratsman Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 19, 2014