Form 10-K/A
period 2013-09-30
ACTIVECARE, INC.
filed 2014-11-12
CIK 1429896

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________ to __________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Transitional Small Business Disclosure Format (Check one):  Yes   ☐     No ☑

Documents Incorporated by Reference

None.

Explanatory Note

This Form 10-K/A as of and for the fiscal year ended September 30, 2013 (the “Form 10-K/A”) of ActiveCare, Inc. (“Company,” “our,” “us” or “we”), contains audited consolidated financial statements of the Company for and as of the year ended September 30, 2013, which have been restated from those previously filed in a periodic report by the Company with the Securities and Exchange Commission (the “SEC”).  It also amends previously filed management's discussion and analysis of financial condition and results of operations and other disclosures for the periods presented in this Form 10-K/A.

On October 3, 2014, we filed a Form 8-K Current Report with the SEC disclosing our conclusion that we previously issued consolidated financial statements as of and for the fiscal year ended September 30, 2013 and quarterly periods ended December 31, 2013, March 31, 2014 and June 30, 2014 that should no longer be relied upon. This Form 10-K/A as of and for the fiscal year ended September 30, 2013 restates and corrects the consolidated financial statements of the Company (the “Restatement”) including the consolidated balance sheet and the related statements of operations, stockholders’ deficit and cash flows.

The Company has not amended, and does not intend to amend, its previously filed Quarterly Reports on Form 10-Q for the periods ended on March 31, 2013 and June 30, 2013, affected by the Restatement. The restated amounts for these periods will be reflected in the restated March 31, 2014 and June 30, 2014 Quarterly Reports on Form 10-Q/A. For this reason, the consolidated financial statements and supplementary data, selected financial data and other financial information, related reports of the Company’s independent registered public accounting firm and management’s discussion and analysis of financial condition and results of operations contained in those filings should no longer be relied upon and are superseded by the information contained in this Form 10-K/A. This Form 10-K/A supersedes the financial information disclosed by the Company since its announcement of the Restatement on October 3, 2014, including the information contained in the Restatement Form 8-K.

The Company has not updated the information relating to our business, risk factors, legal proceedings and related matters to include certain information for periods after the original filing of its Form 10-K, as of and for the fiscal year ended September 30, 2013, because the 10-Qs for the fiscal year ending September 30, 2014 will also be restated.

As indicated in the Form 8-K and in Note 2 of the “Notes to Consolidated Financial Statements” contained in Item 15 of this Form 10-K/A, the Company determined to correct its consolidated financial statements related to the manner in which it recognizes revenues for its Chronic Illness Monitoring segment .  The combined impact of the adjustments resulting from the restatement is set forth in Note 2 of the “Notes to Consolidated Financial Statements”.

The following items within this Form 10-K/A are impacted as a result of the restatement.

•	Part I, Item 1, Business
•	Part I, Item 1A, Risk Factors
•	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part II, Item 8, Financial Statements and Supplementary Data
Part IV, Item 15, Exhibits, Financial Statement Schedules

ACTIVECARE, INC.

FORM 10-K/A

For the Fiscal Year Ended September 30, 2013

INDEX

		Page
	Part I

Item 1	Business	1

Item 1A	Risk Factors	10

Item 2	Properties	17

Item 3	Legal Proceedings	17

Item 4	Mine Safety Disclosures (omitted)

	Part II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17

Item 6	Selected Financial Data (omitted)

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 7A	Quantitative and Qualitative Disclosures About Market Risk (omitted)

Item 8	Financial Statements and Supplementary Data	26

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	28

Item 9A	Controls and Procedures	28

Item 9B	Other Information	29

	Part III

Item 10	Directors, Executive Officers and Corporate Governance	29

Item 11	Executive Compensation	31

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	35

Item 13	Certain Relationships and Related Transactions, and Director Independence	37

Item 14	Principal Accounting Fees and Services	39

	Part IV

Item 15	Exhibits, Financial Statement Schedules	40

Signatures		42

PART I

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, relating to our operations, results of operations, and other matters that are based on our current expectations, estimates, assumptions, and projections.  Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements.  These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict.  Forward-looking statements are based upon assumptions as to future events that might not prove to be accurate.  Actual outcomes and results could differ materially from what is expressed or forecast in these forward-looking statements.  Risks, uncertainties, and other factors that might cause such differences, some of which could be material, include, but are not limited to, the factors discussed under the section of this report entitled “Risk Factors.”

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

In this Annual Report on Form 10-K/A, unless indicated otherwise, references to “dollars” and “$” are to United States dollars.

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

We believe that through the technologies we have already developed and are continuing to develop, we can enhance the lives not only of the growing elderly segment of today’s population, but also the lives of other segments of the population, such as those with chronic illnesses.  The CareCenter is staffed around the clock with advisors that receive calls originating from our clients who utilize our products.  Our services enhance our clients’ mobility and provide them with peace of mind because they know that their vital signs are being monitored and their locations are known at all times.  We can immediately communicate with them and emergency personnel in times of need and communicate their location and an abbreviated medical history.

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

Summary – The entire sector is undergoing a rapid evolution.  Those not able to provide validation of their offerings will struggle to survive in the coming years.  Through partnership, acquisition or organic growth, we believe that we are uniquely positioned to expand into this market, providing programs to modify behavior and overall health.  Our ability to capture and assess individual and group data positions us as a differentiating provider in this segment.  The ability to capture member data provides the tool of accountability to managing individual care, and enables us to provide validation of our products and services.

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

 Dependence on Major Customers

During fiscal year 2013, there was one Chronic Illness Monitoring customer, the State of Louisiana, that accounted for 61% of that segment’s revenue and 44% of total revenue.  During fiscal year 2012, there was one Chronic Illness Monitoring customer, Colorado Choice, that accounted for more than 10% of that segment’s revenue and represented 28% of total revenue.  See Note 3 to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Intellectual Property

Trademarks.  We have registered certain of our trademarks with the United States Patent and Trademark Office, including ActiveCare™, ActiveOne™, and ActiveOne+™.  We also use certain trademarks, trade names, and logos that have not been registered.  We claim common law rights to these unregistered trademarks, trade names and logos.  We also own domain names, including www.activecare.com and www.activecaresys.com, for our primary trademarks and we claim ownership of certain unregistered copyrights of our website content.  We rely as well on a variety of property rights that we license from third parties as described below.

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

We incurred negative cash flows from operating activities and recurring net losses in fiscal years 2013 and 2012.  We had negative working capital at the end of each of those years.  As of September 30, 2013 and 2012, our accumulated deficit was $64,817,684 and $37,359,214, respectively.  These factors raise substantial doubt about our ability to continue as a going concern. The financial statements included with this report do not include any adjustments that might result from the outcome of this uncertainty.  In order for us to remove substantial doubt about our ability to continue as a going concern, we must improve gross margins, generate positive cash flows from operating activities and obtain the necessary debt or equity funding to meet our projected capital investment requirements.  Subsequent to year end, we completed the sale of $3,120,000 of 8% Series F variable rate convertible preferred stock, converted $2,241,195 of debt and accrued interest to common stock,  converted $573,868 of debt and accrued interest to Series F variable rate convertible preferred stock, and $83,473 debt and accrued interest to Series E preferred stock.  However, we require additional funding to remove the substantial doubt about our ability to continue as a going concern.  If we are unable to increase revenues or obtain additional financing, we will be unable to continue the development of our products and services and we may have to cease operations.

Our financial statements have been prepared on the assumption that we will continue as a going concern.  Our independent registered public accounting firm has issued their revised report dated November 10, 2014, which includes an explanatory paragraph stating that our recurring losses, among other things, raise substantial doubt about our ability to continue as a going concern.  It has been necessary to rely upon loans and the sale of our equity securities to sustain operations.  Our management anticipates that we may require additional capital over the next 12 months to fund ongoing operations.  There can be no guarantee that we will be able to obtain such funds, or obtain them on satisfactory terms, and that such funds would be sufficient.  If such additional funding is not obtained, we may be required to scale back or discontinue operations.

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

We depend heavily on our executive officers and certain scientific, technical, and operations employees, including David Derrick (Chief Executive Officer) and Michael Acton (Chief Financial Officer).  As of the original issuance date of this Report, we do not have an employment agreement with Michael Acton.  The loss of services of any of these individuals could impede the achievement of our objectives.  There can be no assurance that we will be able to attract and retain qualified executive, scientific, or technical personnel on acceptable terms.

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

Our executive officers, directors and principal stockholders own, in the aggregate, approximately 55% of our outstanding common stock.  In addition, certain of our officers and all of our directors have been granted warrants to purchase common stock and convertible Series D and Series E preferred stock, all of which are exercisable as of the original issuance date of this Report.  The exercise of such warrants and preferred stock might also result in substantial dilution to our existing stockholders.  As a result of the ownership of the shares currently held, their ownership and potential exercise of these options and preferred stock, these stockholders may be able to exercise significant control over matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions and will have significant control over our management and policies.  The interests of these stockholders may not be consistent with the interests of all other stockholders.

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

Our Philippines office is located at Unit 606 Keppel Center, Cebu Business Park, Cebu City, Philippines.  The lease has a three-year term expiring in May 2014.  The rent begins at 64,975 Philippine Pesos (approximately $1,300) per month, with 10% annual increases.

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

Dividends

Since incorporation, we have not declared any cash dividends on our common stock.  We do not anticipate declaring cash dividends on our common stock for the foreseeable future.   Our Series C and Series D preferred stock carry 8% annual dividend rates.  Our Series E preferred stock carries a 3.322% monthly dividend rate.  Subsequent to year-end, we designated Series F preferred stock, which carries an 8% annual dividend rate until April 30, 2015, 16% from May 1, 2015 until July 31, 2015, 20% from August 1, 2015 until October 31, 2015, and 25% thereafter.

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

Equity Compensation Plan Information

Equity Compensation Plan Information
Plan Category(1)	Number of securities to		Weighted-average	Number of securities
	be issued upon exercise		exercise price of	remaining available for
	of outstanding options,		outstanding options,	future issuance under
	warrants, and rights		warrants, and rights	equity compensation
	(#)		($)	plans (excluding
securities reflected in
the first column)
(#)

Equity compensation plans approved by security holders	-		$-	-

Equity compensation plans not approved by security holders	2,038,253		1.21	-
Totals	2,038,253	(1)	$1.21	-

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

During the three months ended September 30, 2013, we issued the following shares of common stock without registration under the Securities Act:

•	130,021 shares valued at $163,927 as compensation for services to three independent consultants;

•	120,000 shares valued at $168,000 as compensation for a key employee as an incentive to work for the Company. The stock vests according to the terms of the employment agreements;

•	350,000 shares valued at $350,000 for options exercised by employees;

•	150,000 shares valued at $187,500 for an employment contract extension with a key employee;

•	25,000 shares valued at $31,750 to medical advisory board members for services through September 2014;

•	25,000 shares valued at $31,750 for service provided by a board member;

•	102,500 shares as loan origination fees at a value of $133,100;

•	10,903,463 shares for the conversion of outstanding debt in the amount of $15,282,464;

•	166,200 shares valued at $225,300 to settle an accrued liability of $126,200;

•	100,000 shares for the conversion of 20,000 shares of Series D preferred stock;

•	50,000 shares for 10,000 shares of Series D preferred stock canceled for loan origination fees to an unrelated party;

•	98,452 shares valued at $135,233 as dividends accrued for Series C and Series D preferred stockholders;

•	1,313,334 shares valued at $1,842,334 for cash receipt of $985,000;

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

Restatement of Previously Issued Financial Statements

As discussed further in Note 2 to the “Notes to Consolidated Financial Statements” contained in Item 15 of this Form 10-K/A, we have restated our consolidated financial statements for the fiscal year ended September 30, 2013. Specifically, we have restated our consolidated financial statements as the result of certain errors that existed in our previously filed consolidated financial statements related to the manner in which we recognized revenues for our Chronic Illness Monitoring segment.

The impact of these errors to the applicable line items in the consolidated financial statements is set forth in Note 2 on the “Notes to Consolidated Financial Statements”. The net impact of the restatement increased net loss by approximately $1.5 million for the year ended September 30, 2013.

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

Fiscal Year 2013 Compared to Fiscal Year 2012

Revenues

Net revenues for fiscal year 2013 were $5,906,000 compared to $1,059,000 for fiscal year 2012, an increase of $4,847,000 or 458%.  Revenues from Chronic Illness Monitoring were $4,245,000 for the fiscal year 2013, compared to $707,000 for fiscal year 2012.  The increase is due to significant new customers and improving our product and services.  Revenues from CareServices for fiscal year 2013 totaled $1,661,000, compared to $352,000 for fiscal year 2012.  The increase is due to having customers from the acquisition of Green Wire for a full fiscal year.

Cost of Revenues

Cost of revenues for fiscal year 2013 was $5,648,000, compared to $1,273,000 for fiscal year 2012, an increase of $4,375,000.  The increase in cost of revenues resulted primarily from expenses related to the growth of our revenue.  Chronic Illness Monitoring cost of revenues was $3,323,000 and CareServices cost of revenues was $2,325,000.

Gross Profit

Gross profit for fiscal year 2013 was $258,000, compared to a gross deficit for fiscal year 2012 of $214,000, an increase of $472,000.  The improvement in gross profit resulted primarily from Chronic Illness Monitoring revenue growth.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal year 2013 were $11,040,000, compared to $8,856,000 for fiscal year 2012, an increase of $2,184,000, or 25%.  The increase was primarily due to sales expenses related to the Chronic Illness Monitoring revenue growth and investor relation expenses as we secured debt and equity financing.  We expect our selling, general and administrative expenses will increase as we increase our marketing efforts and secure additional financing.

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

Loss on Induced Conversion of Debt and Sale of Common Stock

During fiscal year 2013, we offered a conversion rate to all debt holders of $0.75 per share of common stock, which was below the market price of the stock.  Debt and accrued interest of $10,004,000 was converted to shares of common stock.  We also offered the private placement of common stock to existing investors at $0.75 per share, which was below the market price.  The difference between the offered price and the market price of all common stock issued was $9,356,000 and is recorded as a loss on induced conversion of debt and sale of common stock.  We believe this improved our balance sheet and positioned us to invest more resources in growing the Chronic Illness Monitoring business.

Interest Expense

Interest expense for fiscal year 2013 was $5,584,000, compared to $858,000 for fiscal year 2012.  The increase was primarily due to $9,511,000 of net debt financing received to grow the Chronic Illness Monitoring business.  The majority of debt was converted to shares of common stock as noted above in “Loss on Induced Conversion of Debt”.

Other Income and Expense

The loss on disposal of equipment for fiscal year 2013 was $200,000, compared to $0 for fiscal year 2012.  The increase was due to the disposal of assets in connection with the move of our corporate headquarters to Orem, Utah.

Discontinued Operations

In June 2013, we sold the net assets and operations of the Reagents business segment of the Company to a third party for $184,318 in cash.  During fiscal years 2013 and 2012, we recognized a loss from discontinued operations of $5,312 and $145,990, respectively.

Net Loss

Net loss for fiscal year 2013 was $27,138,000, compared to $12,366,000 for fiscal year 2012 for the reasons described above.

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

Our cash balance as of September 30, 2013 was $224,000.  At that time, we had a working capital deficit of $4,758,000, compared to a working capital deficit of $10,144,000 as of September 30, 2012.  The increase in working capital is primarily due to an increase in accounts receivable due to an increase in Chronic Illness Monitoring revenue, the decrease in derivative liabilities, and the conversion of debt to equity.

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

We had an accumulated deficit as of September 30, 2013 of $64,818,000, compared to $37,359,000 as of September 30, 2012.  Our total stockholders’ deficit as of September 30, 2013 was $2,298,000 compared to $7,715,000 as of September 30, 2012.  These changes were primarily due to the induced conversion of debt to equity and our net loss in fiscal year 2013.

Going Concern

Although we had positive gross margin for fiscal year 2013, we incurred negative cash flows from operating activities and recurring net losses for fiscal years 2013 and 2012.  We had negative working capital at the end of each of those years.    As of September 30, 2013 and 2012, our accumulated deficit was $64,818,000 and $37,359,000, respectively.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements included in this Form 10-K/A do not include any adjustments that might result from the outcome of this uncertainty.

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

In the normal course of business, we provide credit terms to our customers and require no collateral.  We perform ongoing credit evaluations of our customers’ financial condition.  We maintain an allowance for doubtful accounts receivable based upon management’s specific review and assessment of each account at the period end.  During fiscal year 2013, we had revenues from one significant Chronic Illness Monitoring customer which represented 44% of total revenue.  As of September 30, 2013, accounts receivable from two significant customers represented 82% of total accounts receivable.  During fiscal year 2012, we had revenues from one significant Chronic Illness Monitoring customer which represented 28% of total revenues.  As of September 30, 2012, accounts receivable from this significant customer represented 51% of total accounts receivable.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate for doubtful accounts based on a review of all outstanding amounts on a monthly basis.  Specific allowances are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables and changes in payment histories.  Accounts receivable are written off when deemed uncollectible.  A receivable is considered to be past due if any portion of the receivable balance has not been received by the contractual payment date.  Interest is not charged on accounts receivable that are past due.

Inventory

Inventory is recorded at the lower of cost or market, cost being determined using the first-in, first-out (“FIFO”) method. Chronic Illness Monitoring inventory consists of diabetic supplies.  Inventory held by distributors is reported as inventory on the Company’s condensed consolidated balance sheet until the supplies are shipped to the end user by the distributor.  Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.  Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable values could change in the near term.

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

Revenue Recognition

Our revenue has historically been from three sources: (i) sales of Chronic Illness Monitoring products and supplies; (ii) sales from CareServices; (iii) sales of medical diagnostic stains from our Reagents segment, which was sold during fiscal year 2013.  Information regarding revenue recognition policies relating to our remaining business segments is contained in the following paragraphs.

Chronic Illness Monitoring

We began chronic illness monitoring sales through our acquisition of 4G Biometrics, LLC in the quarter ended March 31, 2012.  We recognize Chronic Illness Monitoring revenues when persuasive evidence of an arrangement exists, delivery of the product or service to the end user has occurred, prices are fixed or determinable and collection is reasonably assured.

We enter into agreements with insurance companies, disease management companies, third-party administrators, and self-insured companies (collectively, the customers) to lower medical expenses by distributing diabetic testing products and supplies to employees (end users) covered by their health plans or the health plans they manage.  Cash is due from the customer or the end user’s health plan as the products and supplies are deployed to the end user.

We also enter into agreements with distributors who take title to products and distribute those products to the end user.  Delivery is considered to occur when the supplies are delivered by the distributor to the end user.  Cash is due from the distributor, the customer or the end user’s health plan as initial products are deployed to the end user.  Subsequent sales (resupplies) are shipped directly from the Company to the end user and cash is due from the customer or the end user’s health plan.

Shipping and handling fees are typically not charged to end users.  The related freight costs and supplies directly associated with shipping products to end users are included as a component of cost of revenues.

CareServices

“CareServices” include contracts in which we lease monitoring devices and provide monitoring services to end users.  We typically enter into contracts on a month-to-month basis with end users that use our CareServices.  However, these contracts may be cancelled by either party at any time with 30-days notice.  Under our standard contract, the device and service become billable on the date the end user orders the device, and remains billable until the device is returned to us.  We recognize revenue on devices at the end of each month the CareServices have been provided.  In those circumstances in which payment is received in advance, the Company records these payments as deferred revenue.

We recognize CareServices revenue when persuasive evidence of an arrangement exists, delivery of the device or service has occurred, prices are fixed or determinable and payment has occurred or collection is reasonably assured.  Shipping and handling fees are included as part of net revenues.  The related freight costs and supplies directly associated with shipping products to end users are included as a component of cost of revenues.  All CareServices sales are made with net 30-day payment terms.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by us in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward looking statements regarding our expectations about future sales growth, future training and consulting sales activity, renewal of existing contracts, anticipated expenses, the adequacy of existing capital resources, projected cost reduction and strategic initiatives, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuation expenses, future compliance with the terms and conditions of our debt obligations, the expected repayment of our liabilities in future periods, expectations regarding income tax expenses as well as tax assets and credits and the amount of cash expected to be paid for income taxes, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of this annual report on Form 10-K/A for the fiscal year ended September 30, 2013, entitled “Risk Factors.”

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

The consolidated financial statements are included beginning on page F-1 of this report:

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the years ended September 30, 2013 and 2012, there were no: (i) disagreements with our independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to such firm’s satisfaction, would have caused the independent registered public accounting firm to make reference to the subject matter thereof in connection with their reports for such years; or (ii) reportable events, as described under Item 304(a)(1)(v) of Regulation S-K, except for the material weaknesses noted in Item 9A.

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

In the course of management's assessment, it identified the following material weaknesses in internal control over financial reporting:

Control Environment

We did not maintain an effective control environment for internal control over financial reporting. Specifically, we concluded that we did not have appropriate controls in the following areas:

•	Ineffective controls over period end financial disclosure and reporting processes.

•	Ineffective controls over the segregation of incompatible duties of various accounting functions.

•	Ineffective controls over the review and approval of manual journal entries.

•	In effective controls over the evaluation of distributor contracts for revenue recognition

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

This annual report on Form 10-K/A does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report Form 10-K/A.

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

Name and principal position	Year ended September 30	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

James Dalton,	2012	-	-	$1,380,000	$1,601,140	-	-	$7,153	$2,988,293
PEO

David Boone,	2012	$68,742	-	-	$343,378	-	-	-	$412,120
PEO

David G. Derrick,	2013	$300,000		$1,010,140	-	-	-	$33,343	$1,343,483
PEO	2012	$150,000	-	$320,000	-	-	-	-	$470,000

Jeffery Peterson	2013	$125,800	-	$685,378	-	-	-	-	$811,178
Vice President of Finance	2012	$77,200	-	$1,445,308	-	-	-	-	$1,522,508

Darrell Meador,	2013	$180,000	-	$282,299	-	-	-	$24,071	$486,370
President of 4G Biometrics	2012	$90,000	-	-	-	-	-	-	$90,000

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
	330 Primrose Road, Suite 660
	Burlingame, CA 94010

Executive Officers and Directors
		Amount and Nature
		Of Beneficial
Title of Class	Name and address of Beneficial Owner	Ownership	Percent of Class
Common	Jeffery Peterson (3)	8,572,027	25.49%
Common	David G. Derrick (4)	6,883,530	20.58%
Common	William K. Martin (5)	735,596	2.24%
Common	Michael G. Acton (6)	516,127	1.57%
Common	Darrell Meador (7)	428,816	1.30%
Common	Michael Jones (8)	367,063	1.12%
Common	David Lee (9)	213,125	0.65%
Common	James G. Carter (10)	205,230	0.62%
Common	Robert J. Welgos (11)	179,763	0.55%
Common	Jack Johnson (12)	150,599	0.46%

All executive officers and directors as a group (10 persons)(13)		18,251,876	54.58%

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Related-Party Transactions

Related-Party Notes Payable

As of September 30, 2013, we owed $1,896,135 of related-party notes to four of our officers, or entities controlled by officers, and one of our board members, with annual interest rates ranging from 12% to 18%.  Two entities controlled by Jeffery Peterson, Vice President of Finance, were owed $1,637,770 on related-party notes and all notes were repaid or converted to common stock subsequent to year end.  An entity under control of David Derrick, Chief Executive Officer, was owed $175,000 on a related-party note and $160,000 was converted to common stock subsequent to year end.  Michael Acton, Chief Financial Officer, was owed $43,000 on a related-party note.  Bill Martin, Board of Director, was owed $26,721 on a related-party note.  Michael Jones, Chief Strategy Officer, was owed $13,644 on a related-party note.  During the fiscal year ended September 30, 2013, we also issued 341,000 warrants exercisable at a price of $0.10 per share and 80,000 shares of Series D preferred stock with total value of $347,130 at the date of grant related to notes payable.

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

Based on our review and discussions referred to above, we have recommended to the Board of Directors that the audited financial statements of the Company be included in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2013, for filing with the Securities and Exchange Commission.

Respectfully submitted by the members of the Audit Committee:

Robert J. Welgos, Chair William K. Martin

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form:

1.	Financial Statements—all consolidated financial statements of the Company as set forth under Item 8, of this Form 10-K/A.

2.	Financial Statement Schedules. [N/A, because the required information is included in the Consolidated Financial Statements or Notes thereto, or is not applicable.]

3.	Exhibits. The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit No.	Title of Document

(3)(i)	Certificate of Designations of Preferences, Rights and Limitations of Series F Variable Rate Convertible Preferred Stock *

(10)(i)	Asset Purchase Agreement with GreenWire, LLC and Related Entities

(10)(ii)	Promissory Notes with GreenWire, LLC and Related Entities

(10)(iii)	Security Agreement with GreenWire, LLC and Related Entities

(10)(iv)	Guaranty Agreement with GreenWire, LLC and Related Entities

(10)(v)	Employment Agreement with Andrew Ball, Former Key Manager of GreenWire, LLC

(10)(vi)	Employment Agreement with David Lee, Former Key Manager of GreenWire, LLC

(10)(vii)	Voting Agreement and Proxy with Adrew Ball and David Lee

(10)(viii)	Form of Securities Purchase Agreement, dated December 16, 2013 *

(10)(ix)	Form of Warrant to Purchase Common Stock *

(10)(x)	Form of Exchange Agreement *

(10)(xi)	Form of Loan Conversion Agreement *

(10)(xii)	Form of Preferred Stock Series C and Series D Conversino Notice *

(10)(xiii)	Form of Stock Purchase Warrant *

(10)(xiv)	Employment Agreement with David Derrick, Chief Executive Officer. *

(10)(xv)	Common Stock Purchase Warrant Agreement with David Derrick, Chief Executive Officer.*

(10)(xvi)	Office Lease Agreement between the Company and Countryview Properties, LLC.*

(31)(i)	Certifications of Chief Executive (Principal) Executive Officer under Rule 13a-14(a)/15d-14(a)

(31)(ii)	Certifications of Chief Financial (Principal Financial and Accounting) Officer under Rule 13a-14(a)/15d-14(a)

(32)(i)	Certification of Chief Executive Officer Pursuant to 18 U.S.C.Section 1350

(32)(ii)	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C.Section 1350

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

101 LAB	XBRL Labels Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ActiveCare, Inc.

By: /s/ Michael Z. Jones
Michael Z. Jones, Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Z. Jones	Chief Executive Officer	November 10, 2014
Michael Z. Jones	(Principal Executive Officer)

/s/ David G. Derrick	Director and Chairman	November 10, 2014
David G. Derrick

/s/ Jeffrey Peterson
Jeffrey Peterson	Director and Vice President of Finance	November 10, 2014

/s/ Robert J. Welgos		November 10, 2014
Robert J. Welgos	Director

/s/ Marc C Bratsman	Chief Financial Officer
Marc C Bratsman	(principal financial officer)	November 10, 2014
(principal accounting officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of ActiveCare, Inc.

We have audited the accompanying consolidated balance sheets of ActiveCare, Inc. and subsidiaries (collectively, the Company) as of September 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 2 to the financial statements, the 2013 financial statements have been restated to correct certain errors.

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

/s/ Tanner LLC

Salt Lake City, Utah
November 10, 2014

ActiveCare, Inc. and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2013 (Restated) and 2012

	2013	2012
	(Restated)
Assets

Current assets:
Cash	$223,835	$529,839
Accounts receivable, net	1,852,328	644,974
Inventory	4,677,526	290,768
Prepaid expenses and other	38,998	7,277

Total current assets	6,792,687	1,472,858

Customer contracts, net of accumulated amortization of $935,361 and $102,330, respectively	1,434,521	2,267,552
Goodwill	825,894	825,894
Patents, net of accumulated amortization of $355,458 and $228,587, respectively	566,920	693,790
Property and equipment, net	296,730	266,078
Equipment leased to customers, net	273,630	312,993
Deposits and other assets	106,950	24,634
Domain name, net of accumulated amortization of $2,860 and $2,145,
respectively	11,440	12,155

Total assets	$10,308,772	$5,875,954

See accompanying notes to consolidated financial statements.

ActiveCare, Inc. and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2013 (Restated) and 2012
(Continued)

	2013	2012
	(Restated)
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,621,234	$1,132,611
Accounts payable, related-party	251,386	150,395
Accrued expenses	694,934	2,104,623
Current portion of notes payable, related-party	1,892,415	1,563,923
Current portion of notes payable	1,278,585	2,569,221
Derivatives liability	795,151	4,015,855
Deferred revenue	13,585	61,608
Dividends payable	3,471	18,322

Total current liabilities	11,550,761	11,616,558

Notes payable, net of current portion	1,055,918	1,804,929
Notes payable, related-party, net of current portion	-	169,857

Total long-term liabilities	1,055,918	1,974,786

Total liabilities	12,606,679	13,591,344

Stockholders’ deficit:
Preferred stock, $.00001 par value: 10,000,000 shares authorized; 480,000 and 480,000 shares of Series C; 938,218 and 386,103 shares of Series D; and 61,723 and 0 shares of Series E, outstanding, respectively	15	9
Common stock, $.00001 par value: 50,000,000 shares authorized; 21,775,303 and 4,636,977 shares outstanding, respectively	218	46
Additional paid-in capital, common and preferred	62,519,544	29,643,769
Accumulated deficit	(64,817,684)	(37,359,214)

Total stockholders’ deficit	(2,297,907)	(7,715,390)

Total liabilities and stockholders’ deficit	$10,308,772	$5,875,954

See accompanying notes to consolidated financial statements.

ActiveCare, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Fiscal Years Ended September 30, 2013 (Restated) and 2012

	2013	2012
	(Restated)
Revenues:
Chronic illness monitoring	$4,245,404	$706,888
CareServices	1,660,544	352,223
Total revenues	5,905,948	1,059,111

Cost of revenues:
Chronic illness monitoring	3,323,011	536,790
CareServices	2,325,226	736,520
Total cost of revenues	5,648,237	1,273,310

Gross profit (deficit)	257,711	(214,199)

Operating expenses:
Selling, general and administrative (including $2,159,828 and $3,927,214, respectively, of stock-based compensation	11,039,645	8,855,724
Research and development	832,271	187,230
Total operating expenses	11,871,916	9,042,954

Loss from operations	(11,614,205)	(9,257,153)

Other income (expense):
Loss on derivatives liability	(333,406)	(2,104,389)
Loss on induced conversion of debt and sale of common stock	(9,355,587)	-
Interest expense, net	(5,583,932)	(858,224)
Loss on disposal of property and equipment	(200,149)	-
Other expense	(45,011)	-
Total other income (expense)	(15,518,085)	(2,962,613)

Net loss from continuing operations	(27,132,290)	(12,219,766)

Loss from discontinued operations	(5,312)	(145,990)

Net loss	(27,137,602)	(12,365,756)

Dividends on preferred stock	(320,868)	(57,183)

Net loss attributable to common stockholders	$(27,458,470)	$(12,422,939)

Net loss per common share - basic and diluted
Continuing operations	$(3.73)	$(2.89)
Discontinued operations	(0.00)	(0.03)

Net loss per common share	$(3.73)	$(2.92)

Weighted average common shares outstanding – basic and diluted	7,369,000	4,251,500

See accompanying notes to consolidated financial statements..

ActiveCare, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficit
For the Years Ended September 30, 2013 (Restated) and 2012

	Preferred Stock
	Series C		Series D		Series E		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, September 30, 2011	-	$-	-	$-	-	$-	3,856,816	$39	$24,394,848	$(24,936,275)	$(541,388)

Issuance of common stock for:
Services	-	-	-	-	-	-	129,161	1	218,905	-	218,906
Accrued expenses	-	-	-	-	-	-	60,000	1	311,999	-	312,000
Loan origination fees	-	-	-	-	-	-	100,000	1	69,999	-	70,000
Debt conversion	-	-	-	-	-	-	231,000	1	92,399	-	92,400
Settlement agreement	-	-	-	-	-	-	200,000	2	499,998	-	500,000
Issuance of Series D preferred stock for:
Debt conversion	-	-	55,000	1	-	-	-	-	109,999	-	110,000
Loan origination fees	-	-	140,000	1	-	-	-	-	389,999	-	390,000
Acquisitions	-	-	180,000	2	-	-	-	-	679,998	-	680,000
Dividends	-	-	11,103	-	-	-	-	-	38,861	-	38,861
Stock-based compensation	-	-	-	-	-	-	-	-	3,708,308	-	3,708,308
Issuance of options for loan origination fees	-	-	-	-	-	-	-	-	117,551	-	117,551
Derivatives liability	-	-	-	-	-	-	-	-	(1,911,466)	-	(1,911,466)
Issuance of common and Series C preferred stock for patents	480,000	5	-	-	-	-	60,000	1	922,371	-	922,377
Net loss	-	-	-	-	-	-	-	-	-	(12,365,756)	(12,365,756)
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	(57,183)	(57,183)

Balance, September 30, 2012	480,000	$5	386,103	$4	-	$-	4,636,977	$46	$29,643,769	$(37,359,214)	$(7,715,390)

See accompanying notes to consolidated financial statements.

ActiveCare, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficit
For the Years Ended September 30, 2013 (Restated) and 2012
(continued)

	Preferred Stock
	Series C		Series D		Series E		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, September 30, 2012	480,000	$5	386,103	$4	-	$-	4,636,977	$46	$29,643,769	$(37,359,214)	$(7,715,390)

Issuance of common stock for:
Services	-	-	-	-	-	-	1,579,632	16	475,484	-	475,500
Accrued expenses	-	-	-	-	-	-	166,200	2	225,298	-	225,300
Loan origination fees	-	-	-	-	-	-	189,345	2	334,265	-	334,267
Debt conversion	-	-	-	-	-	-	13,439,190	134	18,466,989	-	18,467,123
Cash	-	-	-	-	-	-	1,313,334	13	1,838,820	-	1,838,833
Dividends	-	-	-	-	-	-	200,625	2	251,562	-	251,564
Conversion of Series D preferred stock	-	-	(50,000)	(1)	-	-	250,000	3	(2)	-	-
Issuance of Series D preferred stock for:
Services	-	-	484,185	5	-	-	-	-	1,800,526	-	1,800,531
Loan origination fees	-	-	103,843	1	-	-	-	-	817,482	-	817,483
Dividends	-	-	14,087	-	-	-	-	-	66,881	-	66,881
Issuance of Series E preferred stock for debt conversions	-	-	-	-	61,723	1	-	-	614,764	-	614,765
Stock-based compensation	-	-	-	-	-	-	-	-	1,750,274	-	1,750,274
Issuance of options for:
Loan origination fees	-	-	-	-	-	-	-	-	289,732	-	289,732
Services	-	-	-	-	-	-	-	-	202,572	-	202,572
Derivatives liability	-	-	-	-	-	-	-	-	4,417,456	-	4,417,456
Beneficial conversion features on debt	-	-	-	-	-	-	-	-	1,323,672	-	1,323,672
Net loss	-	-	-	-	-	-	-	-	-	(27,137,602)	(27,137,602)
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	(320,868)	(320,868)

Balance, September 30, 2013, as restated	480,000	$5	938,218	$9	61,723	$1	21,775,303	$218	$62,519,544	$(64,817,684)	$(2,297,907)

See accompanying notes to consolidated financial statements.

ActiveCare, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2013 (Restated) and 2012

	2013	2012
	(Restated)
Cash flows from operating activities:
Net loss	$(27,137,602)	$(12,365,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,232,734	385,485
Derivatives loss	333,406	2,104,389
Stock-based compensation expense	2,159,828	3,927,214
Stock and warrants issued for services	1,286,999	-
Stock and warrants issued for interest expense	601,220	-
Amortization of debt discounts	3,097,009	418,084
Loss on induced conversion of debt and sale of common stock	9,355,587	-
Loss on disposal of property and equipment	200,149	-
Gain on sale of discontinued operations	(55,096)	-
Settlement agreement	-	500,000
Changes in operating assets and liabilities:
Accounts receivable	(1,290,312)	(527,954)
Inventory	(4,440,258)	(174,758)
Prepaid expenses and other	(16,822)	18,101
Accounts payable	5,787,603	676,766
Accrued expenses	71,197	2,063,859
Deferred revenue	(48,023)	26,101
Deposits and other assets	(82,316)	-
Net cash used in operating activities	(8,944,697)	(2,948,469)

Cash flows from investing activities:
Purchases of property and equipment	(249,771)	(47,826)
Purchases of equipment leased to customers	(235,917)	-
Proceeds from sale of discontinued operations	184,318	-
Proceeds from sale of equipment	4,900	-
Net cash acquired from Green Wire	-	12,215
Acquisition of 4G Biometrics, LLC	-	(350,000)
Net cash used in investing activities	(296,470)	(385,611)

Cash flows from financing activities:
Principal payments on related-party notes payable	(198,606)	(165,325)
Proceeds from related-party notes payable, net	5,720,799	2,190,000
Proceeds from notes payable, net	3,790,496	1,746,113
Principal payments on notes payable	(1,341,755)	(85,000)
Proceeds from the sale of common stock, net	981,500	-
Payment of dividends	(17,271)	-
Net cash provided by financing activities	8,935,163	3,685,788

Net increase (decrease) in cash	(306,004)	351,708
Cash, beginning of the fiscal year	529,839	178,131

Cash, end of the fiscal year	$223,835	$529,839

See accompanying notes to consolidated financial statements

ActiveCare, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2013 (Restated) and 2012
(Continued)

	2013	2012
	(Restated)
Supplemental Cash Flow Information:
Cash paid for interest	$745,423	$530,891

Non-Cash Investing and Financing Activities:
Reclassification of derivatives liability to equity	$4,484,801	$-
Issuance of stock for loan origination fees	2,252,376	460,000
Conversion of notes payable to debentures	1,920,797	-
Issuance of derivatives	1,410,147	1,911,466
Issuance of common and prefered stock for settlement of liabilities	991,750	312,000
Dividends on preferred stock	320,868	57,183
Issuance of stock for dividends	318,445	38,861
Issuance of stock for prepaid expenses	14,899	-
Issuance of common and Series C preferred stock for patents	-	922,377
Issuance of stock for debt conversion	-	202,400
Accrued interest transferred to notes payable	-	174,273
Issuance of options for loan origination fees	-	117,551

See accompanying notes to consolidated financial statements

ActiveCare, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2013 (Restated) and 2012

1.            Organization and Nature of Operations

ActiveCare, Inc. (“ActiveCare”) was formed March 5, 1998 as a wholly owned subsidiary of SecureAlert, Inc. [OTCBB: SCRA.OB], a Utah corporation, formerly known as RemoteMDx, Inc. (“SecureAlert”). ActiveCare was spun off from SecureAlert in February 2009 and SecureAlert retained no ownership interest in ActiveCare. In July 2009, ActiveCare was reincorporated in Delaware. ActiveCare and its wholly owned subsidiaries (collectively the “Company”) is a technology and service provider that provides real-time visibility to health conditions and risk, and has a unique active approach in caring for members, resulting in improved outcomes.

Going Concern
Although the Company had gross profit for fiscal year 2013, it has incurred negative cash flows from operating activities, recurring net losses, negative working capital, and negative total equity. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order for the Company to remove substantial doubt about its ability to continue as a going concern, it must improve margins, generate positive cash flows from operating activities, and obtain the necessary debt or equity funding to meet its projected capital investment requirements. Management’s plans with respect to this uncertainty include raising additional capital by issuing equity securities and increasing the sales of the Company’s services and products. Subsequent to year end, the Company (1) completed the sale of $3,120,000 of 8% Series F variable rate convertible preferred stock (“Series F preferred stock”); (2) converted $2,301,801 of debt and accrued interest to common stock; and (3) converted $573,886 of debt and accrued interest to Series F variable rate convertible preferred stock (see Note 21). There can be no assurance that the Company will be able to raise sufficient additional capital or that revenues will increase rapidly enough to offset operating losses. If the Company is unable to increase revenues or obtain additional financing, it will be unable to continue the development of its products and may have to cease operations.

2.            Restatement and Amendment of Previously Reported Financial Information

The Company restated the consolidated financial statements as of and for the fiscal year ended September 30, 2013 to correct the accounting related to revenue recognition for chronic illness supplies shipped to distributors. Specifically, it was determined better practice to defer revenue recognition until the products are shipped to the end users as opposed to the distributors, even though the distributors had taken title to the products and there were no significant rights of return. The corrections defer the recognition of revenue until later periods, and do not impact the cash flows related to these transactions.

The consolidated financial statements as of and for the fiscal year ended September 30, 2013 have been restated to properly reflect revenue, cost of revenue, inventory and other related balance sheet accounts related to the Chronic Illness Monitoring segment. The following schedules reconcile the amounts as originally reported to the corresponding restated amounts.

Restated balance sheet captions

	September 30, 2013
	As previously reported	Restatement adjustments	As restated
Accounts receivable, net	$7,345,912	$(5,493,584)	$1,852,328
Inventory	1,249,220	3,428,306	4,677,526
Total current assets	8,857,965	(2,065,278)	6,792,687

Total assets	12,374,050	(2,065,278)	10,308,772

Accrued expenses	1,253,616	(558,682)	694,934
Total current liabilities	12,109,443	(558,682)	11,550,761

Total liabilities	13,165,361	(558,682)	12,606,679

Accumulated deficit	(63,311,088)	(1,506,596)	(64,817,684)
Total stockholders’ deficit	(791,311)	(1,506,596)	(2,297,907)

Total liabilities and stockholders’ deficit	$12,374,050	$(2,065,278)	$10,308,772

Restated statement of operations captions

	September 30, 2013
	As previously reported	Restatement adjustments	As restated
Revenues:
Chronic illness monitoring	$9,738,988	$(5,493,584)	$4,245,404
Total revenues	11,399,532	(5,493,584)	5,905,948

Cost of revenues:
Chronic illness monitoring	7,309,999	(3,986,988)	3,323,011
Total cost of revenues	9,635,225	(3,986,988)	5,648,237

Gross profit (deficit)	1,764,307	(1,506,596)	257,711

Loss from operations	(10,107,609)	(1,506,596)	(11,614,205)

Net loss from continuing operations	(25,625,694)	(1,506,596)	(27,132,290)

Net loss	(25,631,006)	(1,506,596)	(27,137,602)

Net loss attributable to common stockholders	(25,951,874)	(1,506,596)	(27,458,470)

Net loss per common share - basic and diluted
Continuing operations	(3.52)	(0.21)	(3.73)

Net loss per common share	$(3.52)	$(0.21)	$(3.73)

Restated statement of stockholders’ deficit captions

	September 30, 2013
	As previously reported	Restatement adjustments	As restated

Net loss	$(25,631,006)	$(1,506,596)	$(27,137,602)
Accumulated deficit	(63,311,088)	(1,506,596)	(64,817,684)

Total stockholders’ deficit	$(791,311)	$(1,506,596)	$(2,297,907)

Restated statement of cash flows captions

	September 30, 2013
	As previously reported	Restatement adjustments	As restated
Cash flows from operating activities:
Net loss	$(25,631,006)	$(1,506,596)	$(27,137,602)
Changes in operating assets and liabilities:
Accounts receivable	(6,783,896)	5,493,584	(1,290,312)
Inventory	(1,011,952)	(3,428,306)	(4,440,258)
Accrued expenses	$629,879	$(558,682)	$71,197

3.             Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments
The carrying values of cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. Derivative financial instruments are recorded at fair value based on current market pricing models. Based on current market conditions, the Company estimates the fair values of its long-term debt obligations approximate their carrying values as of September 30, 2013.

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

During fiscal year 2013, the Company had revenues from one significant Chronic Illness Monitoring customer, which represented 44% of total revenues and 61% of segment revenues. As of September 30, 2013, accounts receivable from two significant customers represented 82% of total accounts receivable. During fiscal year 2012, the Company had revenues from one significant Chronic Illness Monitoring customer, which represented 28% of total revenues and 42% of segment revenues. As of September 30, 2012, accounts receivable from this significant customer represented 51% of total accounts receivable.

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

Inventory
Inventory is recorded at the lower of cost or market, cost being determined using the first-in, first-out (“FIFO”) method. Chronic Illness Monitoring inventory consists of diabetic supplies. Inventory held by distributors is reported as inventories on the Company’s consolidated balance sheets until the supplies are shipped to the end user by the distributor. Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Due to competitive pressures and technological innovation, it is possible that estimates of net realizable values could change in the near term. Inventories consist of the following as of September 30:

	2013	2012
	(Restated)
Chronic Illness Monitoring
Finished goods	$1,249,220	$185,884
Finished goods held by distributors	3,428,306	-

CareServices
ActiveHome™	-	56,767

Reagents
Raw materials	-	36,211
Work in process	-	5,745
Finished goods	-	6,161

Total inventories	$4,677,526	$290,768

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

Goodwill
Goodwill is not amortized but is reviewed for potential impairment at least annually. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company’s reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment and incorporate management assumptions about expected future cash flows. Future cash flows can be affected by changes in Company performance, industry or market conditions, or overall economic trends. Management determined that goodwill was not impaired as of September 30, 2013 or 2012.

Impairment of Long-Lived Assets
Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from 2 to 20 years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Management determined that long-lived assets were not impaired as of September 30, 2013 or 2012.

Revenue Recognition
The Company’s revenue has historically been from three sources: (i) sales from Chronic Illness Monitoring products and supplies; (ii) sales from CareServices; and (iii) sales of medical diagnostic stains from the reagents segment, which was sold during fiscal year 2013 and reported as discontinued operations.

Chronic Illness Monitoring
The Company began chronic illness monitoring sales as a result of its acquisition of 4G Biometrics, LLC in the quarter ended March 31, 2012 (see Note 5). The Company recognizes Chronic Illness Monitoring revenue when persuasive evidence of an arrangement exists, delivery has occurred, prices are fixed or determinable, and collection is reasonably assured.

The Company enter into agreements with insurance companies, disease management companies, third-party administrators, and self-insured companies (collectively, the customers) to lower medical expenses by distributing diabetic testing products and supplies to employees (end users) covered by their health plans or the health plans they manage. Cash is due from the customer or the end user’s health plan as the products and supplies are deployed to the end user.

The Company also enter into agreements with distributors who take title to products and distribute those products to the end user. Delivery is considered to occur when the supplies are delivered by the distributor to the end user. Cash is due from the distributor, the customer or the end user’s health plan as initial products are deployed to the end user. Subsequent sales (resupplies) are shipped directly from the Company to the end user and cash is due from the customer or the end user’s health plan.

Shipping and handling fees are typically not charged to end users. The related freight costs and supplies directly associated with shipping products to end users are included as a component of cost of revenues.

CareServices
CareServices include contracts in which the Company leases monitoring devices and provides monitoring services to end users. The Company typically enters into contracts on a month-to-month basis with end users that use our CareServices. However, these contracts may be cancelled by either party at any time with 30-days notice. Under the standard contract, the device and service become billable on the date the end user orders the device, and remains billable until the device is returned to the Company. The Company recognizes revenue on devices at the end of each month the CareServices have been provided. In those circumstances in which payment is received in advance, the Company records these payments as deferred revenue.

The Company recognizes CareServices revenue when persuasive evidence of an arrangement exists, delivery of the device or service has occurred, prices are fixed or determinable and payment has occurred or collection is reasonably assured. Shipping and handling fees are included as part of net revenues. The related freight costs and supplies directly associated with shipping products to end users are included as a component of cost of revenues. All CareServices sales are made with net 30-day payment terms.

Reagents
Prior to the sale of the reagent segment, the Company recognized reagents revenues when persuasive evidence of an arrangement with the customer existed, title had passed to the customer, prices were fixed or determinable, and collection was reasonably assured. Prior to the sale of the reagent segment, shipping and handling fees billed to customers were included in revenues and the related freight costs and supplies directly associated with shipping products to customers were included as a component of cost of revenues.

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

Warrant Exercises
The Company issues common shares in connection with warrant exercises when it has received verification that the proceeds have been deposited and when it has received an exercise letter from the warrant holder. The Company issues common shares in connection with note conversions after it verifies the outstanding note balance and the eligibility of conversion, and has received a conversion letter from the lender.

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

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year’s presentation. The reclassifications had no effect on the previously reported net loss.

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

4.            Discontinued Operations

In June 2013, the Company sold its assets and liabilities related to the reagents segment. This segment was engaged in the business of manufacturing and marketing medical diagnostic stains, solutions and related equipment to hospitals and medical testing labs. The purchaser was a former employee. The sale consisted solely of the Company's reagents business.

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

As a result of the sale of the reagents business, the Company has reflected this segment as discontinued operations in the consolidated financial statements for fiscal years 2013 and 2012. The following table summarizes certain operating data for discontinued operations for fiscal years 2013 and 2012:

	2013	2012
Revenues	$351,645	$467,259
Cost of revenues	(300,396)	(392,049)
Gross profit	51,249	75,210

Selling, general and administrative expenses	(111,657)	(221,200)

Loss from discontinued operations	(60,408)	(145,990)

Gain on sale of discontinued operations	55,096	-

Net loss from discontinued operations	$(5,312)	$(145,990)
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

6.            Property and Equipment

Property and equipment consist of the following as of September 30:

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

7.             Patent License Agreement

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

8.            Customer Contracts

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

9.            Equipment Leased to Customers

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

10.          Notes Payable

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

Notes payable with interest at 12%, secured by the Company's assets, due August 2014 and convertible into the shares of common stock at $0.75 per share. The notes required $51,250 in due diligence and legal fees. The Company issued warrants to purchase 36,667 shares of common stock as due diligence fees with a grant date fair value of $51,452. The Company issued 25,000 shares of common stock with a grant date fair value of $31,250 to a related party as consideration for signing a personal guarantee. The notes and accrued interest were converted to Series F preferred stock subsequent to September 30, 2013 (see Note 21).
	550,000	-

Unsecured note with interest at 12%, due March 2013. The note and accrued interest were converted to common stock subsequent to September 30, 2013 (see Note 21).	250,000	250,000

Unsecured notes with interest at 15% (18% after due date), due March and April 2013, respectively. The Company issued 20,000 shares of Series D preferred stock as loan origination fees with a grant date fair value of $195,000. Principal of $50,000 was converted to common stock subsequent to September 30, 2013 (see Note 21).	185,476	-

Series A debenture loans payable, secured by customer contracts and payable in 36 monthly installments, original due dates between September and April 2016. The loans bear interest at 12% and are convertible into common stock after 180 days. After payment of principal and interest, the holders of the Series A and Series B debentures, as a class, are entitled to receive a pro-rata share of cumulative royalties totaling 4% of the Company’s gross profits payable for the two-year period commencing at the maturity date; provided that no royalties are payable following conversion of any Series A or Series B debenture to the holder thereof. The Company has the right to buy out each lender's royalty by paying the respective lender $20,000 for every $25,000 loaned. The note included a beneficial conversion feature valued at $901,000 at inception, which the Company is amortizing over the life of the loan. The feature had an unamortized value of $47,934 as of September 30, 2013. The majority of loans were converted during fiscal year 2013. The remaining balance was converted to Series E preferred stock subsequent to September 30, 2013 (see Note 21).
	85,719	300,000

Unsecured note with interest at 15%, due March 2013, currently in default. Note included a $25,000 cash and 100,000 shares of common stock as loan origination fees with a grant date fair value of $70,000. The note and accrued interest were converted to common stock subsequent to September 30, 2013 (see Note 21).	25,000	275,000

	2013	2012
Unsecured note with interest at 15% (18% after due date), due November 2012. The Company issued 60,000 shares of Series D stock as loan origination fees with a grant date fair value of $150,000. The note was guaranteed by the Company’s Chief Executive Officer.	-	1,500,000
Total before discount and current portion	2,863,166	4,561,737
Less discount	(528,663)	(187,587)

Total notes payable	2,334,503	4,374,150
Less current portion	(1,278,585)	(2,569,221)

Total notes payable, net of current portion	$1,055,918	$1,804,929

Scheduled principal payments on notes payable are as follows:

Years Ending September 30,
2014	$1,768,820
2015	854,522
2016	239,824

$2,863,166

11.          Related-Party Notes Payable

The Company had the following related-party notes payable outstanding as of September 30:

	2013	2012
Unsecured notes payable to an entity controlled by an officer of the Company with interest at 15% (18% in the event of default), due September 30, 2013. The Company issued 60,000 shares of common stock as loan origination fees with a grant date fair value of $93,000. The notes and accrued interest were converted to common stock subsequent to September 30, 2013 (see Note 21).	$600,000	$-

Unsecured note payable to an entity controlled by an officer of the Company, with interest at 3% (18% in the event of default), due July 2013. In July the lender agreed to extend the maturity date to September 30, 2013 with interest at 12% (18% in the event of default). The Company issued 30,000 shares of common stock with grant date fair value of $38,100 as loan origination fees. In the event of default, the note is convertible into shares of common stock at $0.75 per share. The note and accrued interest were converted to common stock subsequent to September 30, 2013 (see Note 21).	300,000	-

Unsecured note payable to an entity controlled by an officer of the Company, interest at 12% (18% in the event of default), due September 30, 2013. The Company issued 30,000 shares of common stock with a grant date fair value of $37,500 as loan origination fees. In the event of default, the note is convertible into shares of common stock at $0.75 per share. The note and accrued interest were converted to common stock subsequent to September 30, 2013 (see Note 21).	300,000	-

	2013	2012
Unsecured notes payable to an entity controlled by an officer of the Company, interest at 12% (18% in the event of default), due April 2013. In the event of default, the note is convertible into shares of common stock at $0.40 per share. The note and accrued interest were converted to common stock subsequent to September 30, 2013 (see Note 21).	$200,000	$-

Unsecured note payable to a lender under the control of the Company’s CEO, interest at 12%, due upon demand. The note is convertible into shares of common stock at $0.75 per share. The Company recognized $148,750 in connection with the beneficial conversion feature. The Company issued 17,500 shares of common stock with a grant date fair value of $26,250 as loan origination fees. Subsequent to September 30, 2013 $160,000 of the note was converted to common stock (see Note 21).	175,000	-

Unsecured note payable with zero interest to an entity controlled by an officer of the Company. The note was repaid in full subsequent to September 30, 2013.	150,000	-

Unsecured note payable to an entity controlled by an officer of the Company, with interest at 12%, due August 2012. During fiscal year 2013, the lender agreed to extend the maturity date to June 30, 2013 with interest at 18% and 5,600 shares of Series D with a grant date fair value of $56,252 paid as a loan origination fee. The note is currently in default. The note also included $7,500 of loan origination fees added to the principal. In the event of default, the note is convertible into shares of common stock at $0.40 per share. The note and accrued interest were converted to common stock subsequent to September 30, 2013 (see Note 21).
	82,500	543,278

Unsecured note payable to an officer of the Company with interest at 15%, due June 2012, currently in default. The note includes $3,000 of loan origination fees added to the principal and is convertible into common stock at $0.50 per share.	33,000	33,000

Unsecured note payable to an officer of the Company with interest at 12%, due September 30, 2013, currently in default. The loan is convertible into the Company's common stock at a rate of $0.75 per share. The Company recognized $22,820 in connection with the beneficial conversion feature.	26,721	-

Unsecured note payable to an officer of the Company with interest at 12%, due upon demand.	13,644	-

Unsecured notes payable with zero interest to an individual related to an officer of the Company. The loan was repaid in full subsequent to September 30, 2013.	10,000	-

	2013	2012
Series B unsecured debenture loans from entities controlled by an officer of the Company, including $68,914 in loan origination fees added to the principal of the loans, payable in 36 monthly installments, maturing December 2015 and January 2016. Of the debenture, $554,556 was issued to settle a related-party note payable with a total outstanding balance of $460,778 and $43,364 of related accrued interest. Of the loan, $35,000 was issued to settle an accrued service fee. The loans bear interest at 12% and are convertible into common stock after 180 days. After payment of principal and interest, the holders of the Series B and Series A debentures, as a class, are entitled to receive a pro-rata share of cumulative royalties totaling 4% of the Company’s gross profits payable for the two-year period commencing at the maturity date; provided that no royalties are payable following conversion of any Series A or Series B debenture to the holder thereof. The Company has the right to buy out the royalty by paying the lender $22,000 for every $25,000 loaned. During the fiscal year ended September 30, 2013, the Company issued 34,400 shares of Series D with a fair market value of $343,748 at date of grant as additional loan origination fees, and paid $30,102 of the loan principal. The Company is late on certain monthly payments. The notes include beneficial conversion features valued at $167,000 at inception, which the Company is amortizing over the life of the loan. The feature had an unamortized value of $3,348 as of September 30, 2013. During fiscal year 2013, $722,684 of outstanding principal and $49,895 of accrued interest were converted into 1,030,107 common shares at a rate of $0.75 per share. The Company recorded $535,656 of expense associated with the induced conversion of these debenture loans. The majority of loans were converted during fiscal year 2013. The remaining note of $5,270 and accrued interest were converted to common stock subsequent to September 30, 2013 (see Note 21).
	$5,270	$-

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
	-	620,687

Note payable to an entity controlled by an officer of the Company, interest at 12%, due December 2012. This note was secured by real estate. During the three months ended December 31, 2012, the Company issued a Series A debenture payable to the entity in satisfaction of the outstanding balance of $300,000 plus $14,992 of accrued interest.	-	300,000

	2013	2012
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
	$-	$244,196

Unsecured note payable to an entity controlled by an officer of the Company, including a $7,500 loan origination fee, interest at 12%, due August 2012. The note was convertible into common stock at 50% of fair market value or $0.40 per share, whichever was less. During the three months ended December 31, 2012, the Company issued a Series A debenture payable to the entity in satisfaction of the outstanding balance of $82,500 plus $3,716 of accrued interest.	-	82,500

Unsecured note payable to an entity controlled by an officer of the Company, including a $7,500 loan origination fee, interest at 12%, due September 2012. The note was convertible into common stock at $0.40 per share or 50% of market value, whichever was less. During the three months ended December 31, 2012, the Company issued a Series A debenture payable to the entity in satisfaction of the outstanding balance of $82,500 plus $3,173 of accrued interest.	-	82,500

Notes payable to an entity controlled by an officer of the Company, including a $26,000 loan origination fee which was convertible into Series D preferred stock at any time at $2.00 per share, interest at 15%, due December 2012. This note was secured by real estate. During the three months ended December 31, 2012, the Company issued a Series A debenture payable to the entity in satisfaction of the outstanding balance of $51,000 plus $3,186 of accrued interest. Upon the conversion of the note, the Company immediately recognized the unamortized debt discount of $14,238.	-	51,000

Total before discount and current portion	1,896,135	1,957,161
Less discount	(3,720)	(223,381)

Total notes payable, related-party	1,892,415	1,733,780
Less current portion	(1,892,415)	(1,563,923)

Total notes payable, related-party, net of current portion	$-	$169,857

12.          Loss on Induced Conversion of Debt and Sale of Common Stock

The Company offered an induced conversion rate to all debt holders of $0.75 of debt per share of common stock, which was below the market price of the stock. Debt and accrued interest of approximately $10,004,000 were converted to shares of common stock. The Company also offered the private placement of common stock to existing investors at $0.75 per share, which was below the market price. The difference between the offered price and the market price of all common stock issued was approximately $9,356,000 and is recorded as a loss on induced conversion of debt and sale of common stock.

13.          Fair Value Measurements

The Company measured the fair values of its assets and liabilities using the US GAAP hierarchy levels as follows:

Level 1	The Company does not have any Level 1 inputs available to measure its assets.
Level 2	The Company’s embedded derivative liabilities are measured on a recurring basis using Level 2 inputs.
Level 3	The Company’s goodwill is measured using Level 3 inputs.

The Company’s embedded derivative liabilities are re-measured to fair value as of each reporting date until the contingency is resolved. See Note 14 below for more information about these liabilities and the inputs used for calculating fair value.

14.          Derivative Liabilities

As described in Notes 10 and 11, the Company has issued convertible notes payable with variable conversion options. The Company has determined the conversion options of certain notes payable are subject to derivative liability treatment and are required to be accounted for at fair value. The derivative liabilities for the fiscal years ended September 30, 2013 and 2012 totaled $795,151 and $4,015,855, respectively. The derivative liability as of September 30, 2012 was eliminated during fiscal year 2013 as a result of the 10-for-1 reverse common stock split, this decreased the number of outstanding shares and convertible shares of “freestanding instruments”, such that the Company could reserve sufficient shares to settle “freestanding instruments.”

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

15.          Preferred Stock

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

Series C Convertible Preferred Stock

On October 4, 2011, the Company issued 480,000 shares of Series C convertible preferred stock (“Series C preferred stock”) in connection with the patent license agreement settlement (see Note 7). The par value of the Series C is $0.00001 per share. The Series C preferred stock is non-voting stock. Each share of Series C preferred stock may be converted into one share of common stock, provided, however, that a holder may not convert shares of Series C preferred stock which, upon conversion, would result in the holder becoming the beneficial owner of more than 4.99% of the issued and outstanding common stock of the Company.

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

Series E Convertible Preferred Stock

During fiscal year 2013, the Board of Directors designated shares of preferred stock as Series E convertible preferred stock (“Series E preferred stock”). The Series E preferred stock vests immediately upon issuance. Series E preferred stock is convertible into common stock at $1.00 per share, the conversion price is adjustable if there are distributions of common stock or stock splits by the Company. The designation also provides that the Series E preferred stock would be non-voting and would receive a monthly dividend of 3.322% for 25 to 32 months. In addition, the convertibility and the redemption price of the Series E preferred stock is gradually reduced by dividend payments over 25 to 32 months. After the dividend payment term, the redemption price of Series E preferred stock is $0 and the Series E preferred stock has no convertibility to common stock.

During fiscal year 2013, $614,765 of debenture loans and accrued interest converted into 61,723 shares of Series E preferred stock. During fiscal year 2013, the Company paid dividends of $17,271 to Series E shareholders. As of September 30, 2013, the redemption price for the Series E preferred stock was $601,585.

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

16.          Common Stock

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

In fiscal year 2010, the Company awarded certain employees restricted stock totaling 67,900 shares, valued at $916,650, in connection with Company milestones. In fiscal year 2013, the Company issued 29,600 restricted shares of common stock valued at $399,600, and reduced the shares of non-vested common stock by 25,700 shares due to the change of employment status of individuals. In fiscal year 2012, no restricted shares of common stock were issued to employees. During fiscal years 2013 and 2012, the Company recognized compensation expense of $0 and $168,419, respectively. As of September 30, 2013 and 2012, the unrecognized stock-based compensation was $0 and $245,952, respectively.

17.          Stock Options and Warrants

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

18.          Segment Information

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

Additionally, at the corporate level, the Company raises capital and provides for the administrative operations of the Company as a whole.

The following table reflects certain financial information relating to each reportable segment for fiscal years 2013 and 2012:

	Corporate	Chronic Illness Monitoring	CareServices	Reagents	Total
Fiscal year ended September 30, 2013, as restated
Sales to external customers	$-	$4,245,404	$1,660,544	$351,645	$6,257,593
Segment loss	(21,986,526)	(1,966,613)	(3,179,151)	(5,312)	(27,137,602)
Interest expense, net	5,583,932	-	-	-	5,583,932
Segment assets	600,892	7,416,759	2,291,121	-	10,308,772
Fixed assets and leased equipment purchases	243,273	-	241,527	888	485,688
Depreciation and amortization	124,269	114,440	984,663	9,362	1,232,734

Fiscal year ended September 30, 2012
Sales to external customers	$-	$706,888	$352,223	$467,259	$1,526,370
Segment loss	(11,298,372)	(532,207)	(389,187)	(145,990)	(12,365,756)
Interest expense, net	858,224	-	-	-	858,224
Segment assets	397,557	1,957,779	3,224,579	296,039	5,875,954
Fixed assets and leased equipment purchases	93,315	-	257,857	-	351,172
Depreciation and amortization	304,841	-	64,348	16,296	385,485

19.          Income Taxes

As of September 30, 2013, the Company had net operating loss carryforwards available to offset future taxable income, if any, of approximately $53,300,000, which will begin to expire in 2027. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carryforwards. For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place. The Company will perform an analysis to determine whether any such limitations have occurred as the net operating losses are utilized.

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

The deferred income tax assets (liabilities) were comprised of the following as of September 30:

	2013	2012
	(Restated)
Net operating loss carryforwards	$19,892,000	$11,807,000
Depreciation, amortization and reserves	453,000	101,000
Stock-based compensation	1,863,000	1,113,000
Accrued vacation	2,000	20,000
Valuation allowance	(22,210,000)	(13,041,000)

Total	$-	$-

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company’s benefit for income taxes for fiscal years 2013 and 2012 were as follows:

	2013	2012
	(Restated)
Federal income tax benefit at statutory rate	$9,227,000	$4,204,000
State income tax benefit, net of federal
income tax effect	896,000	408,000
Non-deductible expenses	(954,000)	(804,000)
Change in valuation allowance	(9,169,000)	(3,808,000)

Benefit for income taxes	$-	$-

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

20.          Commitments and Contingencies

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

21.          Subsequent Events

Subsequent to September 30, 2013 the Company entered into the following agreements and transactions:

1)
The Board of Directors accepted the resignation of David Derrick as Chief Executive Officer and appointed Michael Jones, Company President, as Interim Chief Executive Officer. David Derrick was retained as Chairman of the Board of Directors. The Board of Directors accepted the resignation of Michael Acton as Chief Financial Officer and appointed Marc Bratsman as Chief Financial Officer.

(2)
James Carter, Jack Johnson, and William Martin resigned as members of the Board of Directors of the Company. There were no disagreements between these board members and the Company or any officer or director of the Company which led to their resignation. Jeffery Peterson was appointed to the Board of Directors.

(3)
The Company amended its Certificate of Incorporation increasing the total number of authorized shares of common stock from 50,000,000 shares to 200,000,000 shares; and amended the Series F preferred stock designation to increase the authorized shares of Series F preferred stock from 7,803 to 10,000. The Board of Directors and the required Series F preferred stockholders approved an amendment to the Series F preferred stock designation to allow Series F preferred stock dividends to be paid in cash or stock.

(4)
The Company designated 7,803 shares of preferred stock as Series F variable rate convertible preferred stock and completed the sale of $4,020,000 in 8% original issue shares of Series F preferred stock. The Company entered into a loan conversion agreement with one of its debt holders to convert $573,868 of principal and interest into 857 shares of Series F preferred stock. In addition, the Company issued 6,958,122 warrants exercisable at $1.10 per share for five years as part of these Series F preferred stock transactions.

(5)	Related party and non-related party investors converted 480,000 shares of Series C preferred stock and 893,218 shares of Series D preferred stock to 6,924,526 shares of common stock.

(6)
The Company entered into loan conversion agreements with related party and non-related party debt holders to convert $2,417,301 of principal and interest into 3,712,549 shares of common stock and 8,347 shares of Series E preferred stock.

(7)	The Company issued 289,865 shares of common stock to settle accrued dividends for Series C preferred stock, Series D preferred stock, and Series F preferred stock.

(8)
The Company issued 12,063,172 shares of common stock to related parties for services with vesting ranging from immediate to two years. The Company issued 409,000 shares of common stock to non-related parties for services and fees.

(9)	The Company issued 1,723,100 shares of common stock to related parties for the exercise of modified stock option agreements (the exercise price was reduced to $0).

(10)	The Company issued 504,668 shares of common stock to related parties and non-related parties for loan origination fees and investment fees.

(11)	The Company issued 1,540,000 warrants exercisable between $0.50 and $1.10 per share for five years to related parties and non-related parties.

(12)
The Company entered into agreements with related parties and non-related parties who purchased customer receivables for $2,160,500 where the Company may buy back the receivables for $2,475,000 less cash received by the entities.

(13)	The Company entered into a $500,000 note payable with no interest with a non-related party that requires a payment of 667,000 shares of common stock at the end of the term.

(14)	The Company received advances totaling $1,100,000 from related parties or entities controlled by related parties.