Form 10-Q/A
period 2013-12-31
ACTIVECARE, INC.
filed 2014-11-12
CIK 1429896

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

As of February 19, 2014, the registrant had 32,941,570 shares of common stock outstanding.

Explanatory Note

ActiveCare, Inc. (the “Company”) is filing this Amendment to its previously filed Form 10-Q for the three months ended December 31, 2013 to restate its condensed consolidated financial statements as of and for the three months ended December 31, 2013. The restatement is described in Note 2 in the “Notes to Condensed Consolidated Financial Statements (Unaudited)”, which is part of this Form 10-Q/A. The information in this Form 10-Q/A is amended to read in its entirety as set forth in this Amendment.

Except to reflect the restatement of the condensed consolidated financial statements, the information in this Amendment has not been updated or otherwise changed to reflect any events, conditions or other developments that have occurred or existed since February 19, 2014, the date the original Form 10-Q was filed. Accordingly, except solely with regard to the restatement, all information in this Amendment speaks only as of February 19, 2014. References to "this Form 10-Q/A" mean this Amendment on Form 10-Q/A unless the context requires otherwise.

For more information about the restatement, see ActiveCare's Current Report on Form 8-K filed on October 3, 2014 and amended Form 10-K/A filed on November 10, 2014. For information about the Company’s results of operations and other developments since February 19, 2014, see the Company's amended Form 10-Q/A for the three and nine months ended June 30, 2014 filed on November 10, 2014.

ActiveCare, Inc.

Quarterly Report on Form 10-Q/A

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	December 31,	September 30,
	2013	2013
	(Restated)	(Restated)
Assets

Current assets:
Cash	$354,065	$223,835
Accounts receivable, net	1,470,315	1,852,328
Inventory	4,807,462	4,677,526
Prepaid expenses and other	54,338	38,998

Total current assets	6,686,180	6,792,687

Customer contracts, net of accumulated amortization of $1,143,619 and $935,361, respectively	1,226,263	1,434,521
Goodwill	825,894	825,894
Patents, net of accumulated amortization of $387,176 and $355,458, respectively	535,202	566,920
Property and equipment, net	567,823	570,360
Deposits and other assets	53,479	106,950
Domain name, net of accumulated amortization of $3,039 and $2,860, respectively	11,261	11,440

Total assets	$9,906,102	$10,308,772

See accompanying notes to consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (Continued)

	December 31,	September 30,
	2013	2013
	(Restated)	(Restated)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,885,659	$6,621,234
Accounts payable, related-party	72,173	251,386
Accrued expenses	840,310	708,519
Derivatives liability	-	795,151
Current portion of notes payable	1,028,166	1,278,585
Notes payable, related-party	85,365	1,892,415
Dividends payable	14,311	3,471

Total current liabilities	6,925,984	11,550,761

Notes payable, net of current portion	741,808	1,055,918

Total liabilities	7,667,792	12,606,679

Stockholders’ equity (deficit):
Preferred stock, $.00001 par value: 10,000,000 shares authorized; 0 and 480,000 shares of Series C; 45,000 and 938,218 shares of Series D; 70,070 and 61,723 shares of Series E; and 4,353 and 0 shares of Series F, respectively	1	15
Common stock, $.00001 par value: 50,000,000 shares authorized; 32,944,215 and 21,775,303 shares outstanding, respectively	330	218
Additional paid-in capital, common and preferred	69,992,052	62,519,544
Accumulated deficit	(67,754,073)	(64,817,684)

Total stockholders’ equity (deficit)	2,238,310	(2,297,907)

Total liabilities and stockholders’ equity	$9,906,102	$10,308,772

See accompanying notes to financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	December 31,
	2013	2012
	(Restated)
Revenues:
Chronic illness monitoring	$2,009,766	$1,953,605
CareServices	348,791	419,688
Total revenues	2,358,557	2,373,293

Cost of revenues:
Chronic illness monitoring	1,141,639	1,461,786
CareServices	302,224	721,527
Total cost of revenues	1,443,863	2,183,313

Gross profit	914,694	189,980

Operating expenses:
Selling, general and administrative (including $572,194 and $997,128, respectively, of stock-based compensation)	2,709,700	2,676,644
Research and development	75,291	97,381
Total operating expenses	2,784,991	2,774,025

Loss from operations	(1,870,297)	(2,584,045)

Other income (expense):
Interest expense, net	(1,269,076)	(1,023,593)
Gain on derivatives liability	479,737	38,337
Loss on induced conversion of debt	(114,098)	-
Other income	2,368	2,326
Total other income (expense)	(901,069)	(982,930)

Net loss from continuing operations	(2,771,366)	(3,566,975)

Loss from discontinued operations	-	(13,742)

Net loss	(2,771,366)	(3,580,717)

Deemed dividend on conversion of preferred stock to common stock	(2,234,924)	-
Dividends on preferred stock	(153,013)	(59,544)

Net loss attributable to common stockholders	$(5,159,303)	$(3,640,261)

Net loss per common share - basic and diluted:
Continuing operations	$(0.20)	$(0.78)
Discontinued operations	-	(0.00)
Total net loss per common share - basic and diluted	$(0.20)	$(0.78)

Weighted average common shares outstanding – basic and diluted	25,302,000	4,647,000

See accompanying notes to financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	December 31,
	2013	2012
	(Restated)
Cash flows from operating activities:
Net loss	$(2,771,366)	$(3,580,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	295,582	301,664
Gain on derivatives liability	(479,737)	(38,337)
Stock-based compensation expense	512,193	997,128
Stock and warrants issued for services	60,001	-
Stock issued for interest expense	785,454	43,510
Amortization of debt discounts	494,853	367,621
Loss on induced conversion of debt	114,098	-
Loss on disposal of property and equipment	-	1,242
Changes in operating assets and liabilities:
Accounts receivable	382,013	(1,813,226)
Inventory	(129,936)	(244,544)
Prepaid expenses and other	(30,239)	(9,231)
Accounts payable	(1,914,788)	1,444,715
Accrued expenses	(46,701)	(273,040)
Deposits and other assets	53,470	(60,296)
Net cash used in operating activities	(2,675,103)	(2,863,511)

Cash flows from investing activities:
Purchases of property and equipment	(51,648)	(129,423)
Net cash used in investing activities	(51,648)	(129,423)

Cash flows from financing activities:
Proceeds from the sale of preferred stock, net	2,770,771	-
Proceeds from related-party notes payable, net	605,000	1,215,800
Proceeds from notes payable, net	500,000	1,476,746
Principal payments on related-party notes payable	(633,000)	(36,250)
Principal payments on notes payable	(307,396)	(157,340)
Payment of dividends	(78,394)	-
Net cash provided by financing activities	2,856,981	2,498,956

Net increase (decrease) in cash	130,230	(493,978)
Cash, beginning of the period	223,835	529,839

Cash, end of the period	$354,065	$35,861

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Three Months Ended
	December 31,
	2013	2012
	(Restated)
Supplemental Cash Flow Information:
Cash paid for interest	$67,050	$274,784

Non-Cash Investing and Financing Activities:
Related-party notes payable converted to common stock	1,782,738	-
Notes payable converted to preferred stock	633,254	-
Issuance of stock for loan origination fees	370,633	-
Liability to issue shares of common stock for loan origination fees	234,793	-
Dividends on preferred stock	91,340	59,544
Issuance of stock for dividends	62,130	17,727
Reclassification of derivatives liability to equity	-	4,169,461
Issuance of preferred stock for accrued liabilities	-	865,549
Issuance of derivatives liability	-	411,300

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.             Basis of Presentation

The unaudited interim condensed consolidated financial statements of ActiveCare, Inc. (the “Company” or “ActiveCare”) have been prepared in accordance with Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2013 and September 30, 2013, and the results of its operations and its cash flows for the three months ended December 31, 2013 and 2012.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2013.  The results of operations for the three months ended December 31, 2013 may not be indicative of the results for the full fiscal year ending September 30, 2014.

During fiscal year 2013, the Company completed a 10-for-1 reverse common stock split, and all periods presented have been retroactively adjusted to reflect the reverse common stock split.

Going Concern

Although the Company had a positive gross profit for the three months ended December 31, 2013 and fiscal year 2013, it has incurred negative cash flows from operating activities and recurring net losses for those same periods.  The Company had positive working capital and positive stockholders equity as of December 31, 2013, however, it had negative working capital and negative stockholders equity as of September 30, 2013.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2.             Restatement of Previously Reported Financial Information

The Company restated the condensed consolidated financial statements as of and for the periods presented herein to correct the accounting related to revenue recognition for Chronic Illness supplies shipped to distributors.  Specifically, the Company determined it was better practice to defer revenue recognition until the products are shipped to the end users as opposed to the distributors, even though the distributors had taken title to the products and there were no significant rights of return.   The recognition of revenue is deferred until later periods and cash flows related to these transactions are not impacted.

The condensed consolidated financial statements have been restated to properly reflect revenues, costs of revenues, inventory, and related balance sheet accounts related to the Chronic Illness Monitoring segment. The following schedules reconcile the amounts as originally reported to the corresponding restated amounts.

See description of the September 30, 2013 restated balance sheet captions in Note 2 to the consolidated financial statements in the Form 10-K/A.

Restated balance sheet captions

	December 31, 2013
	As previously reported	Restatement adjustments	As restated
Accounts receivable, net	$7,033,600	$(5,563,285)	$1,470,315
Inventory	1,336,164	3,471,298	4,807,462
Total current assets	8,778,167	(2,091,987)	6,686,180

Total assets	11,998,089	(2,091,987)	9,906,102

Accrued expenses	1,406,176	(565,866)	840,310
Total current liabilities	7,491,850	(565,866)	6,925,984

Total liabilities	8,233,658	(565,866)	7,667,792

Accumulated deficit	(66,227,952)	(1,526,121)	(67,754,073)
Total stockholders’ deficit	3,764,431	(1,526,121)	2,238,310

Total liabilities and stockholders’ deficit	$11,998,089	$(2,091,987)	$9,906,102

Restated statement of operations captions

	For the three months ended December 31, 2013
	As previously reported	Restatement adjustments	As restated
Revenues:
Chronic illness monitoring	$2,079,467	$(69,701)	$2,009,766
Total revenues	2,428,258	(69,701)	2,358,557

Cost of revenues:
Chronic illness monitoring	1,191,815	(50,176)	1,141,639
Total cost of revenues	1,494,039	(50,176)	1,443,863

Gross profit (deficit)	934,219	(19,525)	914,694

Loss from operations	(1,850,772)	(19,525)	(1,870,297)

Net loss from continuing operations	(2,751,841)	(19,525)	(2,771,366)

Net loss	(2,751,841)	(19,525)	(2,771,366)

Net loss attributable to common stockholders	(5,139,778)	(19,525)	(5,159,303)

Net loss per common share - basic and diluted	$(0.20)	$(0.00)	$(0.20)

Restated statement of cash flows captions

	For the three months ended December 31, 2013
	As previously reported	Restatement adjustments	As restated
Cash flows from operating activities:
Net loss	$(2,751,841)	$(19,525)	$(2,771,366)
Changes in operating assets and liabilities:
Accounts receivable	312,312	69,701	382,013
Inventory	(86,944)	(42,992)	(129,936)
Accrued expenses	$(39,517)	$(7,184)	$(46,701)

3.             Discontinued Operations

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

As a result of the sale of the reagents business, the Company has reflected this segment as discontinued operations in the condensed consolidated financial statements for the three months ended December 31, 2012.  The following table summarizes certain operating data for discontinued operations for the three months ended December 31, 2012:

Three months ended
December 31, 2012
Revenues	$124,469
Cost of revenues	(97,860)
Gross margin	26,609

Selling, general and administrative expense	(40,351)

Net loss from discontinued operations	$(13,742)

4.             Net Loss per Common Share

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

5.             Recent Accounting Pronouncements

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

6.             Inventory

Inventory is recorded at the lower of cost or market, cost being determined using the first-in, first-out (“FIFO”) method. Inventory is for the Chronic Illness Monitoring segment and consists of diabetic supplies.  Inventory held by distributors is reported as inventory until the supplies are shipped to the end user by the distributor.  Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.  Due to competitive pressures and technological innovation, it is possible that estimates of net realizable values could change in the near term.  As of December 31, 2013 and September 30, 2013, inventory was $4,807,462 and $4,667,526, respectively.

7.             Customer Contracts

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

8.             Patents

The Company is amortizing its patents over their remaining useful lives (through 2018).  Amortization expense for each of the three-month periods ended December 31, 2013 and 2012 was $31,718.  The Company’s future patent amortization as of December 31, 2013, is as follows:

Years Ending September 30,
2014	$95,152
2015	126,870
2016	126,870
2017	126,870
2018	59,440

$535,202

9.             Property and Equipment

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

The following table reflects certain financial information relating to each reportable segment as of December 31, 2013, as restated, and 2012 and for the three months then ended:

	Corporate	Chronic Illness Monitoring	CareServices	Reagents	Total
As of December 31, 2013 and for the Three Months Then Ended
Revenues	$-	$2,009,766	$348,791	$-	$2,358,557
Net income (loss)	(2,796,700)	328,117	(302,783)	-	(2,771,366)
Interest expense, net	1,269,076	-	-	-	1,269,076
Total assets	615,490	7,191,387	2,099,225	-	9,906,102
Property and equipment purchases	51,648	-	-	-	51,648
Depreciation and amortization	29,833	28,610	237,139	-	295,582

As of December 31, 2012 and for the Three Months Then Ended
Revenues	$-	$1,953,605	$419,688	$124,469	$2,497,762
Net loss	(2,291,343)	(231,855)	(1,043,777)	(13,742)	(3,580,717)
Interest expense, net	1,023,593	-	-	-	1,023,593
Total assets	321,002	3,762,372	3,110,652	141,764	7,335,790
Property and equipment purchases	19,194	-	109,341	888	129,423
Depreciation and amortization	21,536	28,610	248,278	3,240	301,664

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

19.           Subsequent Events

Subsequent to December 31, 2013 and through the release date of the financial statements as originally reported, the Company entered into the following agreements and transactions:

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader better understand our operations and our present business environment.  This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements for the fiscal years ended September 30, 2013 and 2012, and the accompanying notes thereto, contained in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2013 and our condensed consolidated financial statements for the three months ended December 31, 2013, and the accompanying notes thereto, contained in this Quarterly Report on Form 10-Q/A. Unless otherwise indicated, the terms “ActiveCare,” the “Company,” “we,” and “our” refer to ActiveCare, Inc., a Delaware corporation and its subsidiaries.

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

Restatement of Previously Issued Financial Statements

As discussed further in Note 2 of the “Notes to Condensed Consolidated Financial Statements (Unaudited)”, which is part of this Form 10-Q/A, we have restated our condensed consolidated financial statements as of and for the three months ended December 31, 2013. Specifically, we have restated our condensed consolidated financial statements to correct certain errors that existed in our previously filed condensed consolidated financial statements related to the manner in which revenue was recognized for our Chronic Illness Monitoring segment.

The impact of these errors on the applicable line items in the condensed consolidated financial statements is set forth in Note 2 to the “Notes to Condensed Consolidated Financial Statements (Unaudited)”. The net impact of the restatement increased net loss by approximately $20,000.

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

During fiscal year 2013, we sold the net assets and operations of our reagents business segment for cash of $184,318.  The sale of the reagent segment allows us to focus our resources on the Chronic Illness Monitoring and CareServices segments

During fiscal year 2012, we established GWire Corporation (“GWire”) as a subsidiary.  Effective September 1, 2012, GWire acquired the net assets and interests of Green Wire, LLC and affiliates (“Green Wire”).  We entered into employment agreements with two of Green Wire’s operating managers on November 1, 2012. These two individuals were granted 27% ownership in GWire; ActiveCare retained the remaining 73%.  During fiscal year 2013, the GWire operating managers converted their 27% ownership in GWire and 425,000 of related options to acquire shares of our common stock and as a result, we now own 100% of GWire.

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

CareCenter

The central point of our product offerings is our state-of-the-art CareCenter.  Our CareCenter is staffed 24x7 with CareCenter specialists who are 911-certified and trained.  In addition, we have nurses on duty and on call that are available to assist with medical issues or questions.  Our CareCenter specialists and CareCenter provide services ranging from responding to fall alerts detected and communicated by our devices, to full service concierge services.  The staff at the CareCenter provides assistance with everyday living needs of our members, and in an emergency situation, the 911-trained CareSpecialist evaluates the situation and determines whether to call emergency services and/or a designated friend or family member.

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

Research and Development Program

During the three months ended December 31, 2013, we spent approximately $75,000 compared to $97,000 during the same period in 2012, on research and development primarily related to chronic illness monitoring, including work related to the development of prototype methods and systems for the capture and analysis of data, as well as the development of scalable architectures to migrate to production applications and deployments.

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

Material accounting policies that we believe are critical to an understanding of our operating results and financial condition are described below.

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

Inventory

Inventory is recorded at the lower of cost or market, cost being determined using the first-in, first-out (“FIFO”) method. Chronic Illness Monitoring inventory consists of diabetic supplies.  Inventory held by distributors is reported as inventory on our condensed consolidated balance sheet until the supplies are shipped to the end user by the distributor.  Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values.  Due to competitive pressures and technological innovation, it is possible that estimates of the net realizable values could change in the near term.

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

Goodwill

Goodwill is reviewed for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable.  Our annual testing date is September 30.  The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows.  Future cash flows can be affected by changes in industry or market conditions.  Goodwill was not impaired as of September 30, 2013 and no event has occurred or circumstance has changed during the three months ended December 31, 2013 that would require an impairment test.

Impairment of Long-Lived Assets

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to twenty years.  Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  No long-lived assets were considered to be impaired during fiscal year 2013 or through the three months ended December 31, 2013.

Revenue Recognition

Our revenues have historically been from three sources: (1) sales of Chronic Illness Monitoring services and supplies; (2) sales from CareServices; (3) sales of medical diagnostic stains from our Reagents segment, which was sold during fiscal year 2013.  Information regarding revenue recognition policies relating to our current business segments is contained in the following paragraphs.

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

Results of Operations

Three Months Ended December 31, 2013 and 2012

Revenues

Revenues for the three months ended December 31, 2013 were $2,359,000 compared to $2,374,000 for the same period in 2012.  Revenues from Chronic Illness Monitoring were $2,010,000 for the three months ended December 31, 2013, compared to $1,954,000 for the same period in 2012.  The increase is due to sales to existing customers and improving our services.  Revenues from CareServices were $349,000 for the three months ended December 31, 2013, compared to $420,000 for the same period in 2012.  The decrease is due to customer attrition.

Cost of revenues

Cost of revenues for the three months ended December 31, 2013 was $1,444,000, compared to $2,183,000 for the same period in 2012.  The decrease in cost of revenues is due to lower costs to deliver our products and services.  Chronic Illness Monitoring cost of revenues was $1,142,000 and CareServices cost of revenues was $302,000.

Gross Profit

Gross profit for the three months ended December 31, 2013 was $915,000, compared to $190,000 for the same period in 2012.  The improvement in gross profit resulted primarily from Chronic Illness Monitoring sales to new and existing customers.  We expect gross profit to improve in fiscal year 2014 as we acquire more Chronic Illness Monitoring members and retain existing members.

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

Net Loss

Net loss for the three months ended December 31, 2013 was $2,771,000, compared to $3,581,000 for the same period in 2012 for the reasons described above.

Dividends on Preferred Stock

We accrued $153,000 of dividends on preferred stock for the three months ended December 31, 2013, compared to $60,000 for the same period in 2012.  The increase in dividends was due to the increased number of shares of Series E preferred stock and Series F preferred stock issued and outstanding during the current period.  In addition, we recognized a deemed dividend of $2,235,000 on the conversion of Series C preferred stock and Series D preferred stock to shares of common stock at rates more favorable to the holders than their original designations .

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

Our cash balance as of December 31, 2013 was $354,000.  At that time, we had a working capital deficit of $240,000, compared to $4,758,000 as of September 30, 2013.  The increase in working capital is primarily due to the sale of Series F preferred stock and the conversion of debt and accrued interest into common stock, Series E preferred stock and Series F preferred stock.

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

Financing activities for the three months ended December 31, 2013 provided cash of $2,857,000, compared to $2,499,000 for the same period in 2012. The increase in cash provided by financing activities is due to the increase in debt and equity financing during the three months ended December 31, 2013.

We had an accumulated deficit as of December 31, 2013 of $67,754,000, compared to $64,818,000 as of September 30, 2013.  Our total stockholders’ equity as of December 31, 2013 was $2,238,000 compared to total stockholders’ deficit of $2,298,000 as of September 30, 2013.  These changes were primarily due the sale of Series F preferred stock, the conversion of debt to equity and our net loss for the three months ended December 31, 2013.

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

During the audit process for the year ended September 30, 2013, we identified material weaknesses in internal control over financial reporting as follows:

Control Environment

We did not maintain an effective control environment for internal control over financial reporting. Specifically, we concluded that we did not have appropriate controls in the following areas:

•	Period end financial disclosure and reporting processes;

•	Segregation of incompatible duties of various accounting functions;

•	Review and approval of manual journal entries.

•	Evaluation of distributor contracts for revenue recognition

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2013, managment integrated new staff, improved supervision and trained staff to improve internal control over financial reporting.

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

Item 3.     Defaults Upon Senior Securities

As of the release date of the financial statements as originally reported, a $64,000 note payable to an unrelated party is past due, in default and unpaid.  The Company continues to make payments on this note payable.  In addition, notes payable due to related parties with total principal amounts of $57,000 are past due, in default and unpaid.

Item 5.    Other Information

On February 10, 2014, Jack Johnson resigned as a member of the Board of Directors and the Compensation Committee of the Company to focus time on his own business.   There were no disagreements between Mr. Johnson and us or any officer or director of the Company which led to Mr. Johnson’s resignation.

Item 6. Exhibits

Exhibit Number	Description

(10)(i)	Form of Securities Purchase Agreement, dated December 16, 2013 *

(10)(ii)	Form of Warrant to Purchase Common Stock *

(10)(iii)	Form of Exchange Agreement *

(10)(iv)	Form of Loan Conversion Agreement *

(10)(v)	Form of Preferred Stock Series C and Series D Conversion Notice *

(10)(vi)	Form of Stock Purchase Warrant *

(10)(vii)	Director Jack Johnson’s resignation letter *

(10)(viii)	Form of Amendment Agreement for exhibit number (10)(i) and (10)(ii) *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

ActiveCare, Inc.

/s/ Michael Z. Jones
Michael Z. Jones Chief Executive Officer (Principal Executive Officer) and President

Date: November 10, 2014

/x/ Marc C Bratsman
Marc C Bratsman Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 10, 2014