Form 10-Q/A
period 2014-03-31
ACTIVECARE, INC.
filed 2014-11-12
CIK 1429896

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

Explanatory Note

ActiveCare, Inc. (the “Company”) is filing this Amendment to its previously filed Form 10-Q for the three and six months ended March 31, 2014 and 2013 to restate its condensed consolidated financial statements as of and for the three and six months ended March 31, 2014 and 2013. The restatement is described in Note 2 in the “Notes to Condensed Consolidated Financial Statements (Unaudited)”, which is part of this Form 10-Q/A. The information in this Form 10-Q/A is amended to read in its entirety as set forth in this Amendment.

Except to reflect the restatement of the condensed consolidated financial statements, the information in this Amendment has not been updated or otherwise changed to reflect any events, conditions or other developments that have occurred or existed since May 19, 2014, the date the original Form 10-Q was filed. Accordingly, except solely with regard to the restatement, all information in this Amendment speaks only as of May 19, 2014. References to "this Form 10-Q/A" mean this Amendment on Form 10-Q/A unless the context requires otherwise.

For more information about the restatement, see ActiveCare's Current Report on Form 8-K filed on October 3, 2014 and amended Form 10-K/A filed on November 10, 2014. For information about the Company’s results of operations and other developments since May 19, 2014, see the Company's amended Form 10-Q/A for the three and nine months ended June 30, 2014 filed on November 10, 2014

.
ActiveCare, Inc.

Quarterly Report on Form 10-Q/A

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	September 30,
	2014	2013
	(Restated)	(Restated)
Assets

Current assets:
Cash	$295,906	$223,835
Accounts receivable, net	1,373,793	1,852,328
Inventory	2,694,382	4,677,526
Prepaid expenses and other	69,728	38,998

Total current assets	4,433,809	6,792,687

Customer contracts, net	1,018,005	1,434,521
Goodwill	825,894	825,894
Patents, net	503,485	566,920
Property and equipment, net	518,448	570,360
Deposits and other assets	29,594	106,950
Domain name, net	11,083	11,440

Total assets	$7,340,318	$10,308,772

See accompanying notes to consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (Continued)

	March 31,	September 30,
	2014	2013
	(Restated)	(Restated)
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,700,393	$6,621,234
Accounts payable, related-party	408,424	251,386
Accrued expenses	992,504	708,519
Derivatives liability	-	795,151
Current portion of notes payable	932,148	1,278,585
Notes payable, related-party	85,365	1,892,415
Dividends payable	108,290	3,471

Total current liabilities	7,227,124	11,550,761

Notes payable, net of current portion	636,421	1,055,918

Total liabilities	7,863,545	12,606,679

Stockholders’ deficit:
Preferred stock, $.00001 par value: 10,000,000 shares authorized; 0 and 480,000 shares of Series C; 45,000 and 938,218 shares of Series D; 70,070 and 61,723 shares of Series E; and 5,361 and 0 shares of Series F, respectively	1	15
Common stock, $.00001 par value: 50,000,000 shares authorized; 34,334,067 and 21,775,303 shares outstanding, respectively	343	218
Additional paid-in capital, common and preferred	70,725,651	62,519,544
Accumulated deficit	(71,249,222)	(64,817,684)

Total stockholders’ deficit	(523,227)	(2,297,907)

Total liabilities and stockholders’ deficit	$7,340,318	$10,308,772

See accompanying notes to financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Chronic illness monitoring	$1,036,533	$605,011	$3,046,299	$2,558,615
CareServices	276,764	457,113	625,555	876,801
Total revenues	1,313,297	1,062,124	3,671,854	3,435,416

Cost of revenues:
Chronic illness monitoring	2,476,671	319,725	3,618,309	1,781,511
CareServices	216,014	746,097	518,239	1,467,624
Total cost of revenues	2,692,685	1,065,822	4,136,548	3,249,135

Gross profit (deficit)	(1,379,388)	(3,698)	(464,694)	186,281

Operating expenses:
Selling, general and administrative (including $1,002,196, $73,783, $1,574,390, and $1,502,502, respectively, of stock-based compensation)	2,885,504	2,300,860	5,595,205	4,872,224
Research and development	47,516	266,672	122,806	468,713
Total operating expenses	2,933,020	2,567,532	5,718,011	5,340,937

Loss from operations	(4,312,408)	(2,571,230)	(6,182,705)	(5,154,656)

Other income (expense):
Gain on derivatives liability	-	7,360	479,737	45,697
Loss on induced conversion of debt	-	-	(114,098)	-
Interest expense, net	(171,422)	(767,391)	(1,440,498)	(1,790,983)
Loss on disposal of property and equipment	(4,216)	-	(4,216)	-
Other income	37,838	13,113	40,205	15,438
Total other expense, net	(137,800)	(746,918)	(1,038,870)	(1,729,848)

Net loss from continuing operations	(4,450,208)	(3,318,148)	(7,221,575)	(6,884,504)

Gain from discontinued operations	-	20,731	-	6,370

Net loss	(4,450,208)	(3,297,417)	(7,221,575)	(6,878,134)

Deemed dividend on conversion of preferred stock to common stock	-	-	(2,234,924)	-
Dividends on preferred stock	(181,810)	(74,432)	(346,833)	(133,974)

Net loss attributable to common stockholders	$(4,632,018)	$(3,371,849)	$(9,803,332)	$(7,012,108)

Net loss per common share - basic and diluted:
Continuing operations	$(0.14)	$(0.72)	$(0.33)	$(1.51)
Discontinued operations	-	0.00	-	0.00
Net loss per common share - basic and diluted	$(0.14)	$(0.72)	$(0.33)	$(1.51)

Weighted average common shares outstanding – basic and diluted	33,494,000	4,654,000	29,375,000	4,650,000

See accompanying notes to financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	March 31,
	2014	2013
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(7,221,575)	$(6,878,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	586,151	612,218
Gain on derivatives liability	(479,737)	(45,697)
Stock-based compensation expense	1,292,190	1,502,502
Stock and warrants issued for services	282,200	-
Stock issued for interest expense	837,625	257,362
Amortization of debt discounts	562,428	480,614
Loss on induced conversion of debt	114,098	-
Loss on disposal of property and equipment	4,216	1,499
Inventory reduction for obsolescence	1,400,000	-
Changes in operating assets and liabilities:
Accounts receivable	478,535	(1,714,288)
Inventory	583,144	(2,871,057)
Prepaid expenses and other	(45,630)	(20,394)
Accounts payable	(1,763,803)	1,447,011
Accrued expenses	106,734	2,534,001
Deposits and other assets	77,355	(51,584)
Net cash used in operating activities	(3,186,069)	(4,745,947)

Cash flows from investing activities:
Purchases of property and equipment	(58,145)	(267,410)
Net cash used in investing activities	(58,145)	(267,410)

Cash flows from financing activities:
Proceeds from the sale of preferred stock, net	3,580,771	-
Proceeds from related-party notes payable, net	865,666	1,990,799
Proceeds from notes payable, net	500,000	3,041,746
Principal payments on related-party notes payable	(893,666)	(191,831)
Principal payments on notes payable	(576,376)	(315,130)
Payment of dividends	(160,110)	-
Net cash provided by financing activities	3,316,285	4,525,584

Net increase (decrease) in cash	72,071	(487,773)
Cash, beginning of the period	223,835	529,839

Cash, end of the period	$295,906	$42,066

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Six Months Ended
	March 31,
	2014	2013
	(Restated)	(Restated)
Supplemental Cash Flow Information:
Cash paid for interest	$115,390	$469,749

Non-Cash Investing and Financing Activities:
Related-party notes payable converted to common stock	1,782,738	-
Notes payable converted to preferred stock	633,254	-
Issuance of stock for loan origination fees	370,633	-
Liability to issue shares of common stock for loan origination fees	234,793	-
Dividends on preferred stock	273,150	151,660
Issuance of stock for dividends	68,254	35,411
Reclassification of derivatives liability to equity	-	4,484,801
Issuance of preferred stock for accrued liabilities	-	865,552
Issuance of derivatives liability	-	514,643

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

See description of the September 30, 2013 restated balance sheet captions in Note 2 to the consolidated financial statements in the Form 10-K/A.

Restated balance sheet captions

	March 31, 2014
	As previously reported	Restatement adjustments	As restated
Accounts receivable, net	$6,714,732	$(5,340,939)	$1,373,793
Inventory	768,940	1,925,442	2,694,382
Total current assets	7,849,306	(3,415,497)	4,433,809

Total assets	10,755,815	(3,415,497)	7,340,318

Accrued expenses	2,927,742	(1,935,238)	992,504
Total current liabilities	9,162,362	(1,935,238)	7,227,124

Total liabilities	9,798,783	(1,935,238)	7,863,545

Accumulated deficit	(69,768,963)	(1,480,259)	(71,249,222)
Total stockholders’ equity (deficit)	957,032	(1,480,259)	(523,227)

Total liabilities and stockholders’ deficit	$10,755,815	$(3,415,497)	$7,340,318

Restated statement of operations captions

	Three months ended March 31, 2014
	As previously reported	Restatement adjustments	As restated
Revenues:
Chronic illness monitoring	$814,187	$222,346	$1,036,533
Total revenues	1,090,951	222,346	1,313,297

Cost of revenues:
Chronic illness monitoring	2,300,187	176,484	2,476,671
Total cost of revenues	2,516,201	176,484	2,692,685

Gross deficit	(1,425,250)	45,862	(1,379,388)

Loss from operations	(4,358,270)	45,862	(4,312,408)

Net loss from continuing operations	(4,496,070)	45,862	(4,450,208)

Net loss	(4,496,070)	45,862	(4,450,208)

Net loss attributable to common stockholders	(4,677,880)	45,862	(4,632,018)

Net loss per common share - basic and diluted	$(0.14)	$0.00	$(0.14)

	Three months ended March 31, 2013
	As previously reported	Restatement adjustments	As restated
Revenues:
Chronic illness monitoring	$4,256,011	$(3,651,000)	$605,011
Total revenues	4,713,124	(3,651,000)	1,062,124

Cost of revenues:
Chronic illness monitoring	3,123,637	(2,803,912)	319,725
Total cost of revenues	3,869,734	(2,803,912)	1,065,822

Gross profit (deficit)	843,390	(847,088)	(3,698)

Loss from operations	(1,724,142)	(847,088)	(2,571,230)

Net loss from continuing operations	(2,471,060)	(847,088)	(3,318,148)

Net loss	(2,450,329)	(847,088)	(3,297,417)

Net loss attributable to common stockholders	(2,524,761)	(847,088)	(3,371,849)

Net loss per common share - basic and diluted	$(0.55)	$(0.17)	$(0.72)

	Six months ended March 31, 2014
	As previously reported	Restatement adjustments	As restated
Revenues:
Chronic illness monitoring	$2,893,654	$152,645	$3,046,299
Total revenues	3,519,209	152,645	3,671,854

Cost of revenues:
Chronic illness monitoring	3,492,001	126,308	3,618,309
Total cost of revenues	4,010,240	126,308	4,136,548

Gross deficit	(491,031)	26,337	(464,694)

Loss from operations	(6,209,042)	26,337	(6,182,705)

Net loss from continuing operations	(7,247,912)	26,337	(7,221,575)

Net loss	(7,247,912)	26,337	(7,221,575)

Net loss attributable to common stockholders	(9,829,669)	26,337	(9,803,332)

Net loss per common share - basic and diluted	$(0.33)	$(0.00)	$(0.33)

	Six months ended March 31, 2013
	As previously reported	Restatement adjustments	As restated
Revenues:
Chronic illness monitoring	$6,209,615	$(3,651,000)	$2,558,615
Total revenues	7,086,416	(3,651,000)	3,435,416

Cost of revenues:
Chronic illness monitoring	4,585,423	(2,803,912)	1,781,511
Total cost of revenues	6,053,047	(2,803,912)	3,249,135

Gross profit	1,033,369	(847,088)	186,281

Loss from operations	(4,307,568)	(847,088)	(5,154,656)

Net loss from continuing operations	(6,037,416)	(847,088)	(6,884,504)

Net loss	(6,031,046)	(847,088)	(6,878,134)

Net loss attributable to common stockholders	(6,165,020)	(847,088)	(7,012,108)

Net loss per common share - basic and diluted	$(1.33)	$(0.18)	$(1.51)

Restated statement of cash flows captions

	Six months ended March 31, 2014
	As previously reported	Restatement adjustments	As restated
Cash flows from operating activities:
Net loss	$(7,247,912)	$26,337	$(7,221,575)
Inventory reduction for obsolescence	-	1,400,000	1,400,000
Changes in operating assets and liabilities:
Accounts receivable	631,180	(152,645)	478,535
Inventory	480,280	102,864	583,144
Accrued expenses	$1,483,290	$(1,376,556)	$106,734

	Six months ended March 31, 2013
	As previously reported	Restatement adjustments	As restated
Cash flows from operating activities:
Net loss	$(6,031,046)	$(847,088)	$(6,878,134)
Changes in operating assets and liabilities:
Accounts receivable	(5,365,288)	3,651,000	(1,714,288)
Inventory	(476,057)	(2,395,000)	(2,871,057)
Accrued expenses	$2,942,913	$(408,912)	$2,534,001

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

6.             Inventory

Inventory is recorded at the lower of cost or market, cost being determined using the first-in, first-out (“FIFO”) method. Inventory is for the Chronic Illness Monitoring segment and consists of diabetic supplies.  Inventory held by distributors is reported as inventory until the supplies are shipped to the end user by the distributor.  During the three months ended March 31, 2014, the Company established an inventory reserve for estimated obsolescence and excessive quantities of $1,400,000.  Due to competitive pressures and technological innovation, it is possible that estimates of net realizable values could change in the near term.  As of March 31, 2014 and September 30, 2013, net inventory was $2,694,382 and $4,677,526, respectively.

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

	March 31, 2014	September 30, 2013
Equipment leased to customers	$389,492	$389,492
Equipment	195,265	255,339
Leasehold improvements	148,834	145,147
Software	98,334	87,361
Furniture	73,886	32,855
Total property and equipment	905,811	910,194

Accumulated depreciation and amortization	(387,363)	(339,834)

Property and equipment, net	$518,448	$570,360

Depreciation and amortization expense for the six months ended March 31, 2014 and 2013 was $105,842 and $131,913, respectively.

10.          Accrued Expenses

Accrued expenses consist of the following as of:

	March 31, 2014	September 30, 2013
	(Restated)	(Restated)
Payroll expense	$430,727	$272,451
Liability to issue common stock	230,293	-
Deferred rent	91,027	55,242
Commissions	76,365	88,490
Interest	37,140	211,722
Other	126,952	80,614

Total accrued liabilities	$992,504	$708,519

11.           Notes Payable

The Company had the following notes payable outstanding as of:

	March 31, 2014	September 30, 2013
Note payable to the former owners of Green Wire, secured by customer contracts, imputed interest rate of 12%, monthly installments over a 38-month term. In March 2013, the Company issued 15,000 shares of common stock (fair value of $24,000) to extend the term of the note. The fair value is being amortized to interest expense over the remaining life of the note.	$1,414,274	$1,766,971

Unsecured note payable with no interest, due March 2015. The Company issued warrants to purchase 450,000 shares of common stock (fair value of $143,634). The note also requires a payment of 667,000 shares of common stock at the end of the term (fair value of $230,293), recorded as an accrued liability.	350,000	-

Unsecured notes with interest at 15% (18% after due date), due April 2013. The Company issued 20,000 shares of Series D preferred stock as loan origination fees (fair value of $195,000). Principal of $50,000 and accrued interest of $13,333 were converted to common stock in December 2013.	64,261	185,476

Notes payable with interest at 12%, secured by the Company's assets, due August 2014. The Company issued warrants to purchase 36,667 shares of common stock (fair value of $51,452) as due diligence fees and issued 25,000 shares of common stock (fair value of $31,250) to a related party as consideration for a personal guarantee. The notes and accrued interest were converted to Series F preferred stock in December 2013.	-	550,000

Unsecured note with interest at 12%, due March 2013. The note and accrued interest were converted to common stock in November 2013.	-	250,000

Series A debenture loan payable with interest at 12%, secured by customer contracts, payable in monthly installments, and due February 2016. The debenture was converted to Series E preferred stock in October 2013.	-	85,719

Unsecured note with interest at 15%, due March 2013. The note and accrued interest were converted to common stock in November 2013.	-	25,000

Total notes payable before discount	1,828,535	2,863,166
Less discount	(259,966)	(528,663)

Total notes payable	1,568,569	2,334,503
Less current portion	(932,148)	(1,278,585)

Notes payable, net of current portion	$636,421	$1,055,918

12.           Related-Party Notes Payable

The Company had the following related-party notes payable outstanding as of:

	March 31, 2014	September 30, 2013
Unsecured note payable to an officer of the Company with interest at 15%, due June 2012, currently in default. The note included a $3,000 loan origination fee added to the principal and is convertible into common stock at $0.50 per share.	$30,000	$33,000

Unsecured note payable to an officer of the Company with interest at 12%, due September 2013, currently in default, and convertible into common stock at $0.75 per share.	26,721	26,721

Unsecured note payable to an entity controlled by the Company’s CEO, interest at 12%, due on demand, and convertible into common stock at $0.75 per share. The Company issued 17,500 shares of common stock (fair value of $26,250) as loan origination fees. In December 2013, $160,000 of the note was converted to common stock.	15,000	175,000

Unsecured note payable to an officer of the Company with interest at 12%, due on demand.	13,644	13,644

Unsecured notes payable to an entity controlled by an officer of the Company with interest at 15%, due September 2013. The Company issued 60,000 shares of common stock (fair value of $93,000) as loan origination fees. The notes and accrued interest were converted to common stock in December 2013.	-	600,000

Unsecured note payable to an entity controlled by an officer of the Company with interest at 12%, due September 2013. The Company issued 30,000 shares of common stock (fair value of $38,100) as loan origination fees. The note and accrued interest were converted to common stock in December 2013.	-	300,000

Unsecured note payable to an entity controlled by an officer of the Company with interest at 12%, due September 2013. The Company issued 30,000 shares of common stock (fair value of $37,500) as loan origination fees. The note and accrued interest were converted to common stock in December 2013.	-	300,000

Unsecured notes payable to an entity controlled by an officer of the Company with interest at 12%, due April 2013. The note and accrued interest were converted to common stock in December 2013.	-	200,000

Unsecured note payable with no interest to an entity controlled by an officer of the Company, repaid during the three months ended December 31, 2013.	-	150,000

Unsecured note payable to an entity controlled by an officer of the Company with interest at 12%, due June 2013. The Company issued 5,600 shares of Series D preferred stock (fair value of $56,252) as loan origination fees. The note and accrued interest were converted to common stock in December 2013.	-	82,500

Unsecured notes payable with no interest to an individual related to an officer of the Company; repaid during the three months ended December 31, 2013.	-	10,000

Series B unsecured debenture to an entity controlled by an officer of the Company with interest at 12%, due December 2015. The debenture and accrued interest were converted to common stock during the three months ended December 31, 2013.	-	5,270

Total notes payable, related-party, before discount	85,365	1,896,135
Less discount	-	(3,720)

Total notes payable, related-party	$85,365	$1,892,415

13.           Fair Value Measurements

The Company measured the fair values of its assets and liabilities using the US GAAP hierarchy levels as follows:

Level 1	The Company does not have any Level 1 inputs available to measure its assets.
Level 2	The Company’s embedded derivative liabilities are measured on a recurring basis using Level 2 inputs.
Level 3	The Company’s goodwill is measured using Level 3 inputs.

The Company’s embedded derivative liabilities are re-measured to fair value as of each reporting date until the contingency is resolved, see Note 14.

14.          Derivatives Liability

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

16.          Common Stock

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

17.          Common Stock Options and Warrants

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

The following table reflects certain financial information relating to each reportable segment as of March 31, 2014 and 2013 and for the three months then ended, as restated:

	Corporate	Chronic Illness Monitoring	CareServices	Reagents	Total
Three months ended March 31, 2014
Revenues	$-	$1,036,533	$276,764	$-	$1,313,297
Net loss	(2,382,809)	(1,821,768)	(245,631)	-	(4,450,208)
Interest expense, net	171,422	-	-	-	171,422
Total assets	628,370	4,893,727	1,818,221	-	7,340,318
Property and equipment purchases	7,057	-	-	-	7,057
Depreciation and amortization	26,259	28,610	235,700	-	290,569

Three months ended March 31, 2013
Revenues	$-	$605,011	$457,113	$130,029	$1,192,153
Net income (loss)	(2,011,486)	(391,696)	(914,966)	20,731	(3,297,417)
Interest expense, net	767,391	-	-	-	767,391
Total assets	20,816	6,261,626	3,255,691	161,064	9,699,197
Property and equipment purchases	-	-	132,993	888	133,881
Depreciation and amortization	179	28,610	278,557	3,211	310,557

The following table reflects certain financial information relating to each reportable segment as of March 31, 2014 and 2013 and for the six months then ended, as restated:

	Corporate	Chronic Illness Monitoring	CareServices	Reagents	Total
Six months ended March 31, 2014
Revenues	$-	$3,046,299	$625,555	$-	$3,671,854
Net loss	(5,179,511)	(1,493,651)	(548,413)	-	(7,221,575)
Interest expense, net	1,440,498	-	-	-	1,440,498
Total assets	628,370	4,893,727	1,818,221	-	7,340,318
Property and equipment purchases	58,705	-	-	-	58,705
Depreciation and amortization	56,092	57,220	472,839	-	586,151

Six months ended March 31, 2013
Revenues	$-	$2,558,615	$876,801	$254,499	$3,689,915
Net income (loss)	(4,302,830)	(622,931)	(1,958,743)	6,370	(6,878,134)
Interest expense, net	1,790,983	-	-	-	1,790,983
Total assets	20,816	6,261,626	3,255,691	161,064	9,699,197
Property and equipment purchases	-	-	266,522	888	267,410
Depreciation and amortization	357	57,220	548,190	6,451	612,218

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

20.          Subsequent Events

Subsequent to March 31, 2014 and through the release date of the financial statements as originally reported, the Company entered into the following agreements and transactions:

(1)
In April 2014, the Company filed a preliminary information statement to (1) amend the Company’s Certificate of Incorporation increasing the total number of authorized shares of common stock from 50,000,000 shares to 200,000,000 shares; and (2) amend the Series F preferred stock designation to increase the authorized shares of Series F preferred stock from 7,803 to 10,000.

(2)
In April 2014, James Carter resigned as a member of the Board of Directors of the Company.  There were no disagreements between Mr. Carter and the Company or any officer or director of the Company which led to Mr. Carter’s resignation.  In May 2014, the Board of Directors appointed Jeffery Peterson to fill the vacancy on the Board of Directors created by Mr. Carter’s resignation.

(3)	In April 2014, the Board of Directors appointed Michael Jones as President of the Company and Jonathan Olson as Chief Operating Officer of the Company.
(4)	In April and May 2014, the Company received advances totaling $225,000 from the Company’s Chief Executive Officer.
(5)	In April 2014, the Company issued 90,000 warrants to purchase shares of common stock for $1.10 to third parties for services.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader better understand our operations and our present business environment.  This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements for the fiscal years ended September 30, 2013 and 2012, and the accompanying notes thereto, contained in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2013 and our condensed consolidated financial statements for the three and six months ended March 31, 2014, and the accompanying notes thereto, contained in this Quarterly Report on Form 10-Q/A. Unless otherwise indicated, the terms “ActiveCare,” the “Company,” “we,” and “our” refer to ActiveCare, Inc., a Delaware corporation and its subsidiaries.

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

Restatement of Previously Issued Financial Statements

As discussed further in Note 2 of the “Notes to Condensed Consolidated Financial Statements (Unaudited)”, which is part of this Form 10-Q/A, we have restated our condensed consolidated financial statements as of and for the three and six months ended March 31, 2014 and 2013. Specifically, we have restated our condensed consolidated financial statements to correct certain errors that existed in our previously filed condensed consolidated financial statements related to the manner in which revenue was recognized for our Chronic Illness Monitoring segment.

The impact of these errors on the applicable line items in the condensed consolidated financial statements is set forth in Note 2 to the “Notes to Condensed Consolidated Financial Statements (Unaudited)”. The net impact of the restatement reduced our net loss for the six months ended March 31, 2014 by approximately $26,000 and increased our net loss for the six months ended March 31, 2013 by approximately $848,000, respectively.

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

Research and Development Program

During the six months ended March 31, 2014, we spent approximately $123,000 compared to $469,000 during the same period in 2013, on research and development primarily related to chronic illness monitoring, including work related to the development of prototype methods and systems for the capture and analysis of data, as well as the development of scalable architectures to migrate to production applications and deployments.  We will continue to identify claims and medical data sets as well as analytical and informatics technologies that advance our ability to provide unique services.  Core competency will continue to evolve in the methods and technologies for data analytics and predictive informatics.

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

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.  On an on-going basis, we evaluate our estimates, including those related to bad debts, inventory, intangible assets, product liability, revenue recognition, and income taxes.  We base our estimates on historical experience and other facts and circumstances that we believe to be reasonable and the results provide a basis for making judgments about the carrying values of the related assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

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

Goodwill

Goodwill is reviewed for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable.  Our annual testing date is September 30.  The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows.  Future cash flows can be affected by changes in industry or market conditions.  Goodwill was not impaired as of September 30, 2013 and no event has occurred or circumstance has changed during the six months ended March 31, 2014 that would require an impairment test.

Impairment of Long-Lived Assets

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to twenty years.  Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  No long-lived assets were considered to be impaired during fiscal year 2013 or through the six months ended March 31, 2014.

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

Results of Operations

Three Months Ended March 31, 2014 and 2013

Revenues

Revenues for the three months ended March 31, 2014 were $1,313,000 compared to $1,062,000 for the same period in 2013.  Revenues from Chronic Illness Monitoring were $1,037,000 for the three months ended March 31, 2014, compared to $605,000 for the same period in 2013.  The increase is due to sales to new and existing customers and improving our services.  Revenues from CareServices were $277,000 for the three months ended March 31, 2014, compared to $457,000 for the same period in 2013.  The decrease is due to customer attrition.

Cost of revenues

Cost of revenues for the three months ended March 31, 2014 was $2,693,000, compared to $1,066,000 for the same period in 2013.  The increase in cost of revenues is due to increased Chronic Illness Monitoring sales and a reserve for inventory obsolescence of $1,400,000.  Chronic Illness Monitoring cost of revenues was $2,477,000 and CareServices cost of revenues was $216,000.

Gross Deficit

Gross deficit for the three months ended March 31, 2014 was $1,379,000, compared to $4,000 for the same period in 2013.  The increase in gross deficit resulted primarily from an increase in the reserve for inventory obsolescence offset, in part, by an increase in Chronic Illness Monitoring sales.  We expect gross profit to improve in fiscal year 2014 as we acquire more Chronic Illness Monitoring members and retain existing members.

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

Interest Expense

Interest expense for the three months ended March 31, 2014 was $195,000, compared to $767,000 for the same period in 2013.  The decrease is due to the conversion of $2,985,000 of debt and accrued interest to equity during the three months ended December 31, 2013.

Discontinued Operations

In June 2013, we sold the net assets and operations of the reagents business segment to a third party for $184,000 in cash.  Gain from discontinued operations for the three months ended March 31, 2013 was $21,000.

Net Loss

Net loss for the three months ended March 31, 2014 was $4,450,000, compared to $3,297,000 for the same period in 2013 for the reasons described above.

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

Six Months Ended March 31, 2014 and 2013

Revenues

Revenues for the six months ended March 31, 2014 were $3,672,000 compared to $3,435,000 for the same period in 2013.  Revenues from Chronic Illness Monitoring were $3,046,000 for the six months ended March 31, 2014, compared to $2,559,000 for the same period in 2013.  The increase is due to sales to existing customers and improving our services.  Revenues from CareServices were $625,000 for the six months ended March 31, 2014, compared to $877,000 for the same period in 2013.  The decrease is due to customer attrition.

Cost of revenues

Cost of revenues for the six months ended March 31, 2014 was $4,137,000, compared to $3,249,000 for the same period in 2013.  The increase in cost of revenues is due to increased Chronic Illness Monitoring sales and a reserve for inventory obsolescence of $1,400,000.  Chronic Illness Monitoring cost of revenues was $3,618,000 and CareServices cost of revenues was $518,000.

Gross Profit (Deficit)

Gross deficit for the six months ended March 31, 2014 was $465,000, compared to gross profit of $186,000 for the same period in 2013.  The decrease in gross profit resulted primarily from an increase in the reserve for inventory obsolescence offset, in part, by an increase in Chronic Illness Monitoring sales.  We expect gross profit to improve in fiscal year 2014 as we acquire more Chronic Illness Monitoring customers and retain existing customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended March 31, 2014 were $5,595,000, compared to $4,872,000 for the same period in 2013.  The increase in expenses incurred was primarily due to additional support needed for recurring Chronic Illness Monitoring customers and an increase to stock-based compensation.  Stock-based compensation for the six months ended March 31, 2014 was $1,574,000 compared to $1,503,000 for the same period in 2013.

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

Discontinued Operations

In June 2013, we sold the net assets and operations of the reagents business segment to a third party for $184,000 in cash.  Gain from discontinued operations for the six months ended March 31, 2013 was $6,000.

Other Income and Expense

The gain on derivatives liability for the six months ended March 31, 2014 was $480,000, compared to $46,000 for the same period in 2013.  During the six months ended March 31, 2014, the derivatives liability was eliminated due to the conversion of notes payable with variable conversion features.

Net Loss

Net loss for the six months ended March 31, 2014 was $7,222,000, compared to $6,878,000 for the same period in 2013 for the reasons described above.

Dividends on Preferred Stock

We accrued $347,000 of dividends on preferred stock for the six months ended March 31, 2014, compared to $134,000 for the same period in 2013.  The increase in dividends was due to the increased number of shares of Series E preferred stock and Series F preferred stock issued and outstanding during the six months ended March 31, 2014.  In addition, we recognized a deemed dividend of $2,235,000 on the conversion of Series C preferred stock and Series D preferred stock to shares of common stock at conversion rates more favorable to the holders than their original designations .

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

Our cash balance as of March 31, 2014 was $296,000.  As of March 31, 2014, we had a working capital deficit of $2,793,000, compared to $4,758,000 as of September 30, 2013.  The increase in working capital is primarily due to the sale of Series F preferred stock and the conversion of debt and accrued interest into equity and a reduction to accounts payable due to vendor payments offset by a decrease in inventory due to additional sales.

Operating activities for the six months ended March 31, 2014 used cash of $3,486,000, compared to $4,746,000 for the same period in 2013.  The decrease in cash used in operating activities is due to the collection of accounts receivable for sales in fiscal year 2013.

Investing activities for the six months ended March 31, 2014 used cash of $58,000, compared to $267,000 for the same period in 2013.  The decreased use of cash in investing activities was due to the fact that we made no purchases of equipment leased to customers for our CareServices segment during the six months ended March 31, 2014.

Financing activities for the six months ended March 31, 2014 provided cash of $3,616,000, compared to $4,526,000 for the same period in 2013. The decrease in cash provided by financing activities is due to the decrease in debt and equity financing during the six months ended March 31, 2014.

We had an accumulated deficit as of March 31, 2014 of $71,249,000, compared to $64,818,000 as of September 30, 2013.  Our total stockholders’ deficit as of March 31, 2014 was $523,000 compared to total stockholders’ deficit of $2,298,000 as of September 30, 2013.  These changes were primarily due the sale of Series F preferred stock and the conversion of debt to equity, offset by our net loss for the six months ended March 31, 2014.

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

/s/ Marc C Bratsman
Marc C Bratsman Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 10, 2014