Form 10-Q/A
period 2014-06-30
ACTIVECARE, INC.
filed 2014-11-12
CIK 1429896

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

Explanatory Note

ActiveCare, Inc. (the “Company”) is filing this Amendment to its previously filed Form 10-Q for the three and nine months ended June 30, 2014 and 2013 to restate its condensed consolidated financial statements as of and for the three and nine months ended June 30, 2014 and 2013. The restatement is described in Note 2 in the “Notes to Condensed Consolidated Financial Statements (Unaudited)”, which is part of this Form 10-Q/A. The information in this Form 10-Q/A is amended to read in its entirety as set forth in this Amendment.

Except to reflect the restatement of the condensed consolidated financial statements, the information in this Amendment has not been updated or otherwise changed to reflect any events, conditions or other developments that have occurred or existed since August 19, 2014, the date the original Form 10-Q was filed. Accordingly, except solely with regard to the restatement, all information in this Amendment speaks only as of August 19, 2014. References to "this Form 10-Q/A" mean this Amendment on Form 10-Q/A unless the context requires otherwise.

For more information about the restatement, see ActiveCare's Current Report on Form 8-K filed on October 3, 2014 and 10-K/A filed on November 10, 2014.

ActiveCare, Inc.

Quarterly Report on Form 10-Q/A

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	September 30,
	2014	2013
	(Restated)	(Restated)
Assets

Current assets:
Cash	$379,253	$223,835
Accounts receivable, net	1,435,532	1,852,328
Inventory	1,574,220	4,677,526
Prepaid expenses and other	176,826	38,998

Total current assets	3,565,831	6,792,687

Customer contracts, net	838,357	1,434,521
Goodwill	825,894	825,894
Patents, net	471,767	566,920
Property and equipment, net	432,605	570,360
Deposits and other assets	29,594	106,950
Domain name, net	10,904	11,440

Total assets	$6,174,952	$10,308,772

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (Continued)

	June 30,	September 30,
	2014	2013
	(Restated)	(Restated)
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,661,105	$6,621,234
Accounts payable, related-party	510,389	251,386
Accrued expenses	1,175,524	708,519
Current portion of notes payable	1,046,399	1,278,585
Notes payable, related-party	1,603,793	1,892,415
Derivatives liability	466,797	795,151
Dividends payable	90,977	3,471

Total current liabilities	8,554,984	11,550,761

Notes payable, net of current portion	430,870	1,055,918

Total liabilities	8,985,854	12,606,679

Stockholders’ deficit:
Preferred stock, $.00001 par value: 10,000,000 shares authorized; 0 and 480,000 shares of Series C; 45,000 and 938,218 shares of Series D; 70,070 and 61,723 shares of Series E; and 5,361 and 0 shares of Series F, respectively	1	15
Common stock, $.00001 par value: 200,000,000 shares authorized; 45,902,851 and 21,775,303 shares outstanding, respectively	459	218
Additional paid-in capital, common and preferred	72,013,744	62,519,544
Accumulated deficit	(74,825,106)	(64,817,684)

Total stockholders’ deficit	(2,810,902)	(2,297,907)

Total liabilities and stockholders’ deficit	$6,174,952	$10,308,772

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Chronic illness monitoring	$1,540,354	$1,099,125	$4,586,651	$3,657,741
CareServices	203,940	415,377	829,496	1,292,178
Total revenues	1,744,294	1,514,502	5,416,147	4,949,919

Cost of revenues:
Chronic illness monitoring	1,609,650	898,585	5,227,957	2,680,096
CareServices	183,317	560,205	701,556	2,027,829
Total cost of revenues	1,792,967	1,458,790	5,929,513	4,707,925

Gross profit (deficit)	(48,673)	55,712	(513,366)	241,994

Operating expenses:
Selling, general and administrative (including $981,254, $678,596, $2,555,644, and $2,181,098, respectively, of stock-based compensation)	2,392,207	2,733,452	7,987,412	7,606,290
Research and development	46,491	121,011	169,297	589,723
Total operating expenses	2,438,698	2,854,463	8,156,709	8,196,013

Loss from operations	(2,487,371)	(2,798,751)	(8,670,075)	(7,954,019)

Other income (expense):
Gain (loss) on derivatives liability	(466,797)	-	12,940	45,697
Loss on induced conversion of debt	-	-	(114,098)	-
Interest expense, net	(186,084)	(1,065,414)	(1,626,582)	(2,856,397)
Loss on disposal of property and equipment	(18,746)	(101,421)	(19,760)	(101,421)
Other income (expense)	(2,092)	(2,636)	34,911	12,795
Total other income (expense)	(673,719)	(1,169,471)	(1,712,589)	(2,899,326)

Net loss from continuing operations	(3,161,090)	(3,968,222)	(10,382,664)	(10,853,345)

Loss from discontinued operations	-	(12,301)	-	(5,312)

Net loss	(3,161,090)	(3,980,523)	(10,382,664)	(10,858,657)

Deemed dividend on conversion of preferred stock to common stock	-	-	(2,234,924)	-
Dividends on preferred stock	(194,730)	(79,219)	(541,563)	(213,192)

Net loss attributable to common stockholders	$(3,355,820)	$(4,059,742)	$(13,159,151)	$(11,071,849)

Net loss per common share - basic and diluted:
Continuing operations	$(0.09)	$(0.75)	$(0.42)	$(2.26)
Discontinued operations	-	(0.00)	-	(0.00)
Net loss per common share - basic and diluted	$(0.09)	$(0.75)	$(0.42)	$(2.26)

Weighted average common shares outstanding – basic and diluted	35,350,000	5,424,000	31,374,000	4,909,000

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	June 30,
	2014	2013
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(10,382,664)	$(10,858,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	844,250	926,671
Gain on derivatives liability	(12,940)	(45,697)
Stock-based compensation expense	2,098,103	2,181,098
Stock and warrants issued for services	457,541	-
Stock issued for interest expense	848,118	751,220
Amortization of debt discounts	692,834	789,450
Loss on induced conversion of debt	114,098	-
Loss on disposal of property and equipment	22,962	101,421
Gain on sale of discontinued operations	-	(55,096)
Inventory reduction for obsolescence	1,543,160	-
Changes in operating assets and liabilities:
Accounts receivable	416,796	(1,178,994)
Inventory	1,560,146	(4,890,131)
Prepaid expenses and other	(163,132)	(13,699)
Accounts payable	(2,680,838)	5,988,622
Accrued expenses	97,224	(130,996)
Deposits and other assets	63,770	(81,207)
Net cash used in operating activities	(4,480,572)	(6,515,995)

Cash flows from investing activities:
Purchases of property and equipment	(65,793)	(388,693)
Cash used to dispose of property and equipment	(29,078)	-
Proceeds from sale of discontinued operations	-	184,318
Proceeds from sale of equipment	-	4,900
Net cash used in investing activities	(94,871)	(199,475)

Cash flows from financing activities:
Proceeds from the sale of preferred stock, net	3,580,771	-
Proceeds from issuance of related-party notes payable, net	2,576,166	1,990,799
Proceeds from issuance of notes payable, net	500,000	5,386,746
Principal payments on related-party notes payable	(893,666)	(191,831)
Principal payments on notes payable	(736,654)	(877,753)
Payment of dividends	(295,756)	-
Net cash provided by financing activities	4,730,861	6,307,961

Net increase (decrease) in cash	155,418	(407,509)
Cash, beginning of the period	223,835	529,839

Cash, end of the period	$379,253	$122,330

See accompanying notes to condensed consolidated financial statements

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

	Nine Months Ended
	June 30,
	2014	2013
	(Restated)	(Restated)
Supplemental Cash Flow Information:
Cash paid for interest	$143,067	$575,317

Non-Cash Investing and Financing Activities:
Related-party notes payable converted to common stock	$1,782,738	$-
Notes payable converted to preferred stock	633,254	-
Dividends on preferred stock and related interest	467,880	213,195
Issuance of stock for loan origination fees	370,633	-
Conversion of notes payable into common stock	325,000	100,000
Liability to issue shares of common stock for loan origination fees	234,793	-
Issuance of stock for dividends	144,642	151,176
Reclassification of derivatives liability to equity	-	4,484,801
Conversion of notes payable to debentures	-	1,920,797
Issuance of preferred stock for accrued liabilities	-	865,552
Issuance of derivatives liability	-	514,643

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

See description of the September 30, 2013 restated balance sheet captions in Note 2 to the consolidated financial statements in the Form 10-K/A.

Restated balance sheet captions

	June 30, 2014
	As previously reported	Restatement adjustments	As restated
Accounts receivable, net	$5,832,351	$(4,396,819)	$1,435,532
Inventory	501,740	1,072,480	1,574,220
Total current assets	6,890,170	(3,324,339)	3,565,831

Total assets	9,499,291	(3,324,339)	6,174,952

Accrued expenses	3,152,671	(1,977,147)	1,175,524
Total current liabilities	10,532,131	(1,977,147)	8,554,984

Total liabilities	10,963,001	(1,977,147)	8,985,854

Accumulated deficit	(73,477,914)	(1,347,192)	(74,825,106)
Total stockholders’ deficit	(1,463,710)	(1,347,192)	(2,810,902)

Total liabilities and stockholders’ deficit	$9,499,291	$(3,324,339)	$6,174,952

Restated statement of operations captions

	Three months ended June 30, 2014
	As previously reported	Restatement adjustments	As restated
Revenues:
Chronic illness monitoring	$596,234	$944,120	$1,540,354
Total revenues	800,174	944,120	1,744,294

Cost of revenues:
Chronic illness monitoring	798,596	811,054	1,609,650
Total cost of revenues	981,913	811,054	1,792,967

Gross deficit	(181,739)	133,066	(48,673)

Loss from operations	(2,620,437)	133,066	(2,487,371)

Net loss from continuing operations	(3,294,156)	133,066	(3,161,090)

Net loss	(3,294,156)	133,066	(3,161,090)

Net loss attributable to common stockholders	(3,488,886)	133,066	(3,355,820)

Net loss per common share - basic and diluted	$(0.10)	$0.01	$(0.09)

	Three months ended June 30, 2013
	As previously reported	Restatement adjustments	As restated
Revenues:
Chronic illness monitoring	$3,912,300	$(2,813,175)	$1,099,125
Total revenues	4,327,677	(2,813,175)	1,514,502

Cost of revenues:
Chronic illness monitoring	2,853,557	(1,954,972)	898,585
Total cost of revenues	3,413,762	(1,954,972)	1,458,790

Gross profit	913,915	(858,203)	55,712

Loss from operations	(1,940,548)	(858,203)	(2,798,751)

Net loss from continuing operations	(3,110,019)	(858,203)	(3,968,222)

Net loss	(3,122,320)	(858,203)	(3,980,523)

Net loss attributable to common stockholders	(3,201,539)	(858,203)	(4,059,742)

Net loss per common share - basic and diluted	$(0.59)	$(0.16)	$(0.75)

	Nine months ended June 30, 2014
	As previously reported	Restatement adjustments	As restated
Revenues:
Chronic illness monitoring	$3,489,886	$1,096,765	$4,586,651
Total revenues	4,319,382	1,096,765	5,416,147

Cost of revenues:
Chronic illness monitoring	4,290,596	937,361	5,227,957
Total cost of revenues	4,992,152	937,361	5,929,513

Gross deficit	(672,770)	159,404	(513,366)

Loss from operations	(8,829,479)	159,404	(8,670,075)

Net loss	(10,542,068)	159,404	(10,382,664)

Net loss attributable to common stockholders	(13,318,555)	159,404	(13,159,151)

Net loss per common share - basic and diluted	$(0.42)	$-	$(0.42)

	Nine months ended June 30, 2013
	As previously reported	Restatement adjustments	As restated
Revenues:
Chronic illness monitoring	$10,121,916	$(6,464,175)	$3,657,741
Total revenues	11,414,094	(6,464,175)	4,949,919

Cost of revenues:
Chronic illness monitoring	7,438,980	(4,758,884)	2,680,096
Total cost of revenues	9,466,809	(4,758,884)	4,707,925

Gross profit	1,947,285	(1,705,291)	241,994

Loss from operations	(6,248,728)	(1,705,291)	(7,954,019)

Net loss from continuing operations	(9,148,054)	(1,705,291)	(10,853,345)

Net loss	(9,153,366)	(1,705,291)	(10,858,657)

Net loss attributable to common stockholders	(9,366,558)	(1,705,291)	(11,071,849)

Net loss per common share - basic and diluted	$(1.91)	$(0.35)	$(2.26)

Restated statement of cash flows captions

	Nine months ended June 30, 2014
	As previously reported	Restatement adjustments	As restated
Cash flows from operating activities:
Net loss	$(10,542,068)	$159,404	$(10,382,664)
Inventory reduction for obsolescence	-	1,543,160	1,543,160
Changes in operating assets and liabilities:
Accounts receivable	1,513,561	(1,096,765)	416,796
Inventory	747,480	812,666	1,560,146
Accrued expenses	$1,515,689	$(1,418,465)	$97,224

	Nine months ended June 30, 2013
	As previously reported	Restatement adjustments	As restated
Cash flows from operating activities:
Net loss	$(9,153,366)	$(1,705,291)	$(10,858,657)
Changes in operating assets and liabilities:
Accounts receivable	(7,643,169)	6,464,175	(1,178,994)
Inventory	(811,381)	(4,078,750)	(4,890,131)
Accrued expenses	$549,138	$(680,134)	$(130,996)

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

As a result of the sale of the reagents business, the Company has reflected this segment as discontinued operations in the condensed consolidated financial statements for the three and nine months ended June 30, 2013.  The following table summarizes certain operating data for discontinued operations for the three and nine months ended June 30, 2013:

	Three months ended	Nine months ended
	June 30, 2013	June 30, 2013
Revenues	$97,147	$351,645
Cost of revenues	(130,797)	(300,396)
Gross margin (deficit)	(33,650)	51,249

Selling, general and administrative expenses	(33,747)	(111,657)

Loss from discontinued operations	(67,397)	(60,408)

Gain on sale of discontinued operations	55,096	55,096

Net loss from discontinued operations	$(12,301)	$(5,312)

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

6.             Inventory

Inventory is recorded at the lower of cost or market, cost being determined using the first-in, first-out (“FIFO”) method. Inventory is for the Chronic Illness Monitoring segment and consists of diabetic supplies.  Inventory held by distributors is reported as inventory until the supplies are shipped to the end user by the distributor.  The Company estimates an inventory reserve for obsolescence and excessive quantities.  As of June 30, 2014 and September 30, 2013 the inventory reserve was $1,543,160 and $0, respectively. Due to competitive pressures and technological innovation, it is possible that estimates of net realizable values could change in the near term.  As of June 30, 2014 and September 30, 2013, the net realizable value of inventory was $1,574,220 and $4,677,526, respectively.

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

$838,357

8.             Patents

The Company is amortizing its patents over their remaining useful lives (through 2018).  Amortization expense for each of the nine-month periods ended June 30, 2014 and 2013 was $95,153.  As of June 30, 2014 and September 30, 2013, accumulated amortization was $450,611 and $355,458, respectively. The Company’s future patent amortization as of June 30, 2014, is as follows:

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

	June 30, 2014	September 30, 2013
Equipment leased to customers	$389,492	$389,492
Leasehold improvements	151,287	145,147
Software	100,361	87,361
Furniture	73,292	32,855
Equipment	66,427	255,339
Total property and equipment	780,859	910,194

Accumulated depreciation and amortization	(348,254)	(339,834)

Property and equipment, net	$432,605	$570,360

Depreciation and amortization expense for the nine months ended June 30, 2014 and 2013 was $151,156 and $206,214, respectively.

10.           Accrued Expenses

Accrued expenses consist of the following as of:

	June 30, 2014	September 30, 2013
	(Restated)	(Restated)
Commissions and fees	$379,340	$88,490
Payroll expense	270,319	272,451
Liability to issue common stock	230,293	-
Freight and shipping	96,852	4,606
Deferred rent	90,510	55,242
Interest	53,877	211,722
Other	54,333	76,008

Total accrued expenses	$1,175,524	$708,519

11.           Notes Payable

The Company had the following notes payable outstanding as of:

	June 30, 2014	September 30, 2013
Note payable to the former owners of Green Wire, secured by customer contracts, imputed interest rate of 12%, monthly installments over a 38-month term. In March 2013, the Company issued 15,000 shares of common stock (fair value of $24,000) to extend the term of the note. The fair value is being amortized to interest expense over the remaining life of the note.	$1,343,996	$1,766,971

Unsecured note payable with no interest, due March 2015. The Company issued warrants to purchase 450,000 shares of common stock (fair value of $143,634). The note also requires a payment of 667,000 shares of common stock at the end of the term (fair value of $230,293), recorded as an accrued liability.	260,000	-

	June 30, 2014	September 30, 2013
Unsecured notes with interest at 15% (18% after due date), due April 2013. The Company issued 20,000 shares of Series D preferred stock as loan origination fees (fair value of $195,000). Principal of $50,000 and accrued interest of $13,333 were converted to common stock in December 2013.	$64,261	$185,476

Notes payable with interest at 12%, secured by the Company's assets, due August 2014. The Company issued warrants to purchase 36,667 shares of common stock (fair value of $51,452) as due diligence fees and issued 25,000 shares of common stock (fair value of $31,250) to a related party as consideration for a personal guarantee. The notes and accrued interest were converted to Series F preferred stock in December 2013.	-	550,000

Unsecured note with interest at 12%, due March 2013. The note and accrued interest were converted to common stock in November 2013.	-	250,000

Series A debenture loan payable with interest at 12%, secured by customer contracts, payable in monthly installments, and due February 2016. The debenture was converted to Series E preferred stock in October 2013.	-	85,719

Unsecured note with interest at 15%, due March 2013. The note and accrued interest were converted to common stock in November 2013.	-	25,000

Total notes payable before discount	1,668,257	2,863,166
Less discount	(190,988)	(528,663)

Total notes payable	1,477,269	2,334,503
Less current portion	(1,046,399)	(1,278,585)

Notes payable, net of current portion	$430,870	$1,055,918

12.           Related-Party Notes Payable

The Company had the following related-party notes payable outstanding as of:

	June 30, 2014	September 30, 2013
Entities controlled by an officer of the Company purchased a $2,813,175 customer receivable for $1,710,500. The Company may buy back the receivable for $1,950,000 less cash received by the entities before March 2015. The $239,500 difference between the buyback and cash received plus $253,500 of commission is being amortized to interest expense over the buy back term.	$1,950,000	$-

Unsecured note payable to a former officer of the Company with interest at 15%, due June 2012, currently in default. The note included a $3,000 loan origination fee added to the principal and is convertible into common stock at $0.50 per share.	30,000	33,000

Unsecured note payable to a former officer of the Company with interest at 12%, due September 2013, currently in default, and convertible into common stock at $0.75 per share.	26,721	26,721

	June 30, 2014	September 30, 2013
Unsecured note payable to an entity controlled by the Company’s CEO, interest at 12%, due on demand, and convertible into common stock at $0.75 per share. The Company issued 17,500 shares of common stock (fair value of $26,250) as loan origination fees. In December 2013, $160,000 of the note was converted to common stock.	$15,000	$175,000

Unsecured note payable to an officer of the Company with interest at 12%, due on demand.	13,644	13,644

Unsecured notes payable to an entity controlled by an officer of the Company with interest at 15%, due September 2013. The Company issued 60,000 shares of common stock (fair value of $93,000) as loan origination fees. The notes and accrued interest were converted to common stock in December 2013.	-	600,000

Unsecured note payable to an entity controlled by an officer of the Company with interest at 12%, due September 2013. The Company issued 30,000 shares of common stock (fair value of $38,100) as loan origination fees. The note and accrued interest were converted to common stock in December 2013.	-	300,000

Unsecured note payable to an entity controlled by an officer of the Company with interest at 12%, due September 2013. The Company issued 30,000 shares of common stock (fair value of $37,500) as loan origination fees. The note and accrued interest were converted to common stock in December 2013.	-	300,000

Unsecured notes payable to an entity controlled by an officer of the Company with interest at 12%, due April 2013. The note and accrued interest were converted to common stock in December 2013.	-	200,000

Unsecured note payable with no interest to an entity controlled by an officer of the Company, repaid during the three months ended December 31, 2013.	-	150,000

Unsecured note payable to an entity controlled by an officer of the Company with interest at 12%, due June 2013. The Company issued 5,600 shares of Series D preferred stock (fair value of $56,252) as loan origination fees. The note and accrued interest were converted to common stock in December 2013.	-	82,500

Unsecured notes payable with no interest to an individual related to an officer of the Company; repaid during the three months ended December 31, 2013.	-	10,000

Series B unsecured debenture to an entity controlled by an officer of the Company with interest at 12%, due December 2015. The debenture and accrued interest were converted to common stock during the three months ended December 31, 2013.	-	5,270

Total notes payable, related-party, before discount	2,035,365	1,896,135
Less discount	(431,572)	(3,720)

Total notes payable, related-party	$1,603,793	$1,892,415

13.           Fair Value Measurements

The Company measured the fair values of its assets and liabilities using the US GAAP hierarchy levels as follows:

Level 1	The Company does not have any Level 1 inputs available to measure its assets.
Level 2	The Company’s embedded derivative liabilities are measured on a recurring basis using Level 2 inputs.
Level 3	The Company’s goodwill is measured using Level 3 inputs.

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

Series F Convertible Preferred Stock

During the three months ended December 31, 2013, the Board of Directors designated 7,803 shares of preferred stock as Series F convertible preferred stock (“Series F preferred stock”).  In April 2014, the Company increased the authorized shares of Series F preferred stock to 10,000.  Series F preferred stock is non-voting, has a stated value of $1,000 and is convertible into common stock at $1.00 per share subject to a milestone adjustment for the number of subscribers as of December 31, 2014 (see Note 14).  The Series F preferred stock has a dividend rate, payable quarterly, of 8% until April 30, 2015, 16% from May 1, 2015 to July 31, 2015, 20% from August 1, 2015 to October 31, 2015 and 25% thereafter.

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

The following table reflects certain financial information relating to each reportable segment as of June 30, 2014 and 2013 and for the three months then ended, as restated:

	Corporate	Chronic Illness Monitoring	CareServices	Reagents	Total
June 30, 2014
Revenues	$-	$1,540,354	$203,940	$-	$1,744,294
Net loss	(2,510,926)	(613,981)	(36,183)	-	(3,161,090)
Interest expense, net	186,084	-	-	-	186,084
Total assets	613,982	3,808,570	1,752,400	-	6,174,952
Property and equipment purchases	7,648	-	-	-	7,648
Depreciation and amortization	19,818	179,648	57,392	-	256,858

June 30, 2013
Revenues	$-	$1,099,125	$415,377	$97,147	$1,611,649
Net loss	(2,779,565)	(377,641)	(811,016)	(12,301)	(3,980,523)
Interest expense, net	1,065,414	-	-	-	1,065,414
Total assets	15,161	7,739,645	3,079,681	-	10,834,487
Property and equipment purchases	-	-	121,282	888	122,170
Depreciation and amortization	223,438	28,609	282,773	2,893	537,713

The following table reflects certain financial information relating to each reportable segment as of June 30, 2014 and 2013 and for the nine months then ended, as restated:

	Corporate	Chronic Illness Monitoring	CareServices	Reagents	Total
June 30, 2014
Revenues	$-	$4,586,651	$829,496	$-	$5,416,147
Net loss	(7,641,711)	(2,178,123)	(562,830)	-	(10,382,664)
Interest expense, net	1,626,582	-	-	-	1,626,582
Total assets	613,982	3,808,570	1,752,400	-	6,174,952
Property and equipment purchases	65,793	-	-	-	65,793
Depreciation and amortization	75,910	236,868	531,472	-	844,250

June 30, 2013
Revenues	$-	$3,657,741	$1,292,178	$351,645	$5,301,564
Net loss	(7,083,015)	(1,000,571)	(2,769,759)	(5,312)	(10,858,657)
Interest expense, net	2,856,397	-	-	-	2,856,397
Total assets	15,161	7,739,645	3,079,681	-	10,834,487
Property and equipment purchases	4,996	-	382,809	888	388,693
Depreciation and amortization	536	830,966	172,466	658,499	1,662,467

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

20.          Subsequent Events

Subsequent to June 30, 2014 and through the release date of this report, the Company entered into the following agreements and transactions:

(1)	The Company issued 1,480,810 shares of common stock to employees for services with vesting ranging from immediate to two years.

(2)	The Company issued 18,522 shares of common stock to settle accrued dividends for Series D preferred stock.

(3)
The Board of Directors accepted the resignation of David Derrick as Chief Executive Officer and appointed Michael Jones, Company President, as Interim Chief Executive Officer.  David Derrick was retained as Chairman of the Board of Directors.

(4)
William Martin resigned as a member of the Board of Directors of the Company.  There were no disagreements between Mr. Martin and the Company or any officer or director of the Company which led to Mr. Martin’s resignation.

(5)	The Company received advances totaling $775,000 from related parties or entities controlled by related parties.

(6)
The Company entered into agreements with related parties and non-related parties who purchased customer receivables for $450,000 where the Company may buy back the receivables for $525,000 less cash received by the entities.

(7)
The Board of Directors and the required Series F preferred stockholders approved an amendment to the Series F preferred stock designation to allow Series F preferred stock dividends to be paid in cash or stock.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader better understand our operations and our present business environment.  This MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements for the fiscal years ended September 30, 2013 and 2012, and the accompanying notes thereto, contained in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2013 and our condensed consolidated financial statements for the three and nine months ended June 30, 2014, and the accompanying notes thereto, contained in this Quarterly Report on Form 10-Q/A. Unless otherwise indicated, the terms “ActiveCare,” the “Company,” “we,” and “our” refer to ActiveCare, Inc., a Delaware corporation and its subsidiaries.

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

Restatement of Previously Issued Financial Statements

As discussed further in Note 2 of the “Notes to Condensed Consolidated Financial Statements (Unaudited)”, which is part of this Form 10-Q/A, we have restated our condensed consolidated financial statements as of and for the three and nine months ended June 30, 2014 and 2013. Specifically, we have restated our condensed consolidated financial statements to correct certain errors that existed in our previously filed condensed consolidated financial statements related to the manner in which revenue was recognized for our Chronic Illness Monitoring segment.

The impact of these errors on the applicable line items in the condensed consolidated financial statements is set forth in Note 2 to the “Notes to Condensed Consolidated Financial Statements (Unaudited)”. The net impact of the restatement reduced our net loss for the nine months ended June 30, 2014 by approximately $159,000 and increased our net loss for the nine months ended June 30, 2013 by approximately $1,705,000, respectively.

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

Goodwill

Goodwill is reviewed for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable.  Our annual testing date is September 30.  The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows.  Future cash flows can be affected by changes in industry or market conditions.  Goodwill was not impaired as of September 30, 2013 and no event has occurred or circumstance has changed during the nine months ended June 30, 2014 that would require an impairment test.

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

We enter into agreements with insurance companies, disease management companies, third-party administrators, and self-insured companies (collectively, the customers) to lower medical expenses by distributing diabetic testing products and supplies to employees (end users) covered by their health plans or the health plans they manage.  Cash is due from the customer or the end user’s health plan as the products and supplies are deployed to the end user.  We also monitor the end user’s test results in real-time with our 24x7 CareCenter.  Customers who are billed separately for monitoring are obligated to pay as the service is performed and revenue is recognized ratably over the period of the contract.  The term of these contracts is generally one year and, unless terminated by either party, will automatically renew for another year.  Collection terms are net 30 days after claims are submitted.  There is no contingent revenue in these contracts.

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

During the three months ended June 30, 2014, we began to provide enhanced monitoring services to a key customer, which pays a separating monthly monitoring fee.

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

Results of Operations

Three Months Ended June 30, 2014 and 2013

Revenues

Revenues for the three months ended June 30, 2014 were $1,744,000 compared to $1,515,000 for the same period in 2013.  Revenues from Chronic Illness Monitoring were $1,540,000 for the three months ended June 30, 2014, compared to $1,099,000 for the same period in 2013.  The increase is due to sales to new and existing customers and improving our services.  Revenues from CareServices were $204,000 for the three months ended June 30, 2014, compared to $415,000 for the same period in 2013.  The decrease is due to customer attrition.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2014 were $1,793,000, compared to $1,459,000 for the same period in 2013.  The increase in cost of revenues is due to increased Chronic Illness Monitoring sales and an increase to our reserve for inventory obsolescence of $143,000.  Chronic Illness Monitoring cost of revenues were $1,610,000 and CareServices cost of revenues were $183,000.

Gross Profit (Deficit)

Gross deficit for the three months ended June 30, 2014 was $49,000, compared to gross profit of $56,000 for the same period in 2013.  The decrease in gross profit resulted primarily from an increase in estimated reserve for inventory obsolescence.  We expect gross profit to improve in fiscal year 2015 as we acquire more Chronic Illness Monitoring customers and retain existing customers.

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

Net Loss

Net loss for the three months ended June 30, 2014 was $3,161,000, compared to $3,981,000 for the same period in 2013 for the reasons described above.

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

Nine Months Ended June 30, 2014 and 2013

Revenues

Revenues for the nine months ended June 30, 2014 were $5,416,000 compared to $4,950,000 for the same period in 2013.  Revenues from Chronic Illness Monitoring were $4,587,000 for the nine months ended June 30, 2014, compared to $3,658,000 for the same period in 2013.  The increase is due to sales to new and existing customers and improving our services.  Revenues from CareServices were $829,000 for the nine months ended June 30, 2014, compared to $1,292,000 for the same period in 2013.  The decrease is due to customer attrition.

Cost of Revenues

Cost of revenues for the nine months ended June 30, 2014 was $5,930,000, compared to $4,708,000 for the same period in 2013.  The increase in cost of revenues is due to increased Chronic Illness Monitoring sales and a reserve for inventory obsolescence of $1,543,000.  Chronic Illness Monitoring cost of revenues was $5,228,000 and CareServices cost of revenues was $702,000.

Gross Profit (Deficit)

Gross deficit for the nine months ended June 30, 2014 was $513,000, compared to gross profit of $242,000 for the same period in 2013.  The decrease in gross profit resulted primarily from an increase in the reserve for inventory obsolescence offset, in part, by an increase in Chronic Illness Monitoring sales.  We expect gross profit to improve in fiscal year 2015 as we acquire more Chronic Illness Monitoring customers and retain existing customers.

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

Net Loss

Net loss for the nine months ended June 30, 2014 was $10,383,000, compared to $10,858,000 for the same period in 2013 for the reasons described above.

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

Our cash balance as of June 30, 2014 was $379,000.  As of June 30, 2014, we had a working capital deficit of $4,989,000, compared to a working capital deficit of $4,758,000 as of September 30, 2013.  The decrease in working capital is primarily due to a decrease in accounts receivable due to customer collections, a decrease in inventory due to additional sales, an increase in the reserve for inventory obsolescence and derivatives liability, offset by a reduction to accounts payable due to vendor payments.

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

We had an accumulated deficit as of June 30, 2014 of $74,825,000, compared to $64,818,000 as of September 30, 2013.  Our total stockholders’ deficit as of June 30, 2014 was $2,811,000 compared to $2,298,000 as of September 30, 2013.  These changes were primarily due to our net loss for the nine months ended June 30, 2014, offset by the sale of Series F preferred stock and the conversion of debt to equity.

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

Item 5.    Other Information

David Derrick, our Chief Executive Officer and a Director, was also formerly an officer and director of our former parent corporation, SecureAlert, Inc., a public company (“SecureAlert”).  As reported by SecureAlert in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2012, commencing December 21, 2011, a special committee of disinterested directors of SecureAlert, with the assistance of independent counsel, began evaluating related party transactions by former officers and directors (including Mr. Derrick) that occurred during fiscal year 2007 and the first quarter of fiscal year 2008. On April 6, 2012, SecureAlert filed another Current Report on Form 8-K with the SEC and reported the results of a meeting with the SEC and representatives of SecureAlert and Mr. Derrick. The adjustments were determined by the auditors of SecureAlert to be immaterial but were nonetheless reflected in SecureAlert’s quarterly report on Form 10-Q/A for the quarter ended March 31, 2012.

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

The Company cannot predict the outcome of a matter with the SEC, including whether a lawsuit will be filed or the terms of any settlement that may be reached.  At this time, the Company does not expect the Notice to materially interfere with its day-to-day operations.

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