Form 10-K
period 2014-09-30
ACTIVECARE, INC.
filed 2015-01-13
CIK 1429896

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____________ to _____________

Commission file number: 0-53570
ActiveCare, Inc.
 (Exact name of registrant as specified in its charter)
Delaware	87-0578125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1365 West Business Park Drive, Orem, Utah  84058
(Address of principal executive offices)

(877) 219-6050
(Registrant’s telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes ☐    No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 31, 2014 was approximately $13 million, based on the average bid and asked price ($0.75 per share) and a total of 17,386,452 shares issued and outstanding to non-affiliates on that date.

There were 47,264,183 shares of the registrant’s common stock outstanding as of January 12, 2015.  During the quarter ended June 30, 2013, the registrant implemented a 10-for-1 reverse common stock split.  The financial statements and data for all periods covered by this report have been retroactively adjusted to reflect the effect of the reverse stock split.

Transitional Small Business Disclosure Format (Check one):  Yes ☐      No ☑

Documents Incorporated by Reference

None.

Explanatory Note

On November 12, 2014, the registrant filed an amendment (the “Amended 10-K”) to its Annual Report on Form 10-K filed previously for the year ended September 30, 2013.  The Amended 10-K contained restated audited financial statements of the registrant for and as of the year ended September 30, 2013.  The Amended 10-K, and related amended Quarterly Reports on Form 10-Q for the periods ended December 31, 2013, March 31, 2014 and June 30, 2014, restate and correct the consolidated financial statements of the registrant, including the consolidated balance sheet and the related statements of operations, stockholders’ deficit, and cash flows.  This restated and corrected data and the restated financial statements for the period ended September 30, 2013, are included in this report.

ii

ACTIVECARE, INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2014

INDEX

		Page

	Part I

Item 1	Business	1

Item 1A	Risk Factors	8

Item 2	Properties	13

Item 3	Legal Proceedings	13

Item 4	Mine Safety Disclosures (omitted)

	Part II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13

Item 6	Selected Financial Data (omitted)

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 7A	Quantitative and Qualitative Disclosures About Market Risk (omitted)

Item 8	Financial Statements and Supplementary Data	22

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	22

Item 9A	Controls and Procedures	22

Item 9B	Other Information	23

	Part III

Item 10	Directors, Executive Officers and Corporate Governance	24

Item 11	Executive Compensation	26

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30

Item 13	Certain Relationships and Related Transactions, and Director Independence	32

Item 14	Principal Accounting Fees and Services	34

	Part IV

Item 15	Exhibits, Financial Statement Schedules	35

Signatures		37

iii

PART I

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, relating to our operations, results of operations, and other matters that are based on our current expectations, estimates, assumptions, and projections.  Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements.  These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict.  Forward-looking statements are based upon assumptions as to future events that might not prove to be accurate.  Actual outcomes and results could differ materially from what is expressed or forecast in these forward-looking statements.  Risks, uncertainties, and other factors that might cause such differences, some of which could be material, include, but are not limited to, the factors discussed under Item 1A of this report entitled “Risk Factors.”

Item 1.  Business

Background

ActiveCare, Inc. (“we,” “us,” “our,” the “Company” or “ActiveCare”) was formed March 5, 1998 as a wholly owned subsidiary of SecureAlert, Inc. dba Track Group [OTCQB: SCRA], a Utah corporation, formerly known as RemoteMDx, Inc. (“SecureAlert”).  We were spun off from SecureAlert in February 2009.  Effective July 15, 2009, we changed our name to ActiveCare, Inc., and our state of incorporation to Delaware. Our fiscal year ends on September 30.

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

General

In fiscal year 2012, we launched an additional product line focused on technology for assisting the chronically ill.  Our focus is on markets addressing chronic conditions and disease states.  Remote patient monitoring (“RPM”) is a technology to enable monitoring of patient vital signs and physical functions outside of conventional clinical settings (e.g., in the home, work or travel).  Physiological data such as blood sugar levels, blood pressure, pulse rate, and blood oxygen levels are collected by sensors on medical peripheral devices.  Examples of these devices include glucometers, blood pressure cuffs, weight scales, and pulse oximeters.  The data is stored for future assessment or transmitted to healthcare providers or third parties via wireless telecommunication devices.  Disease states targeted by RPM technology providers typically include diabetes, congestive heart failure, sleep apnea, activity monitoring, and diet management.  Since the launch of our Chronic Illness Monitoring segment in 2012, its primary focus has been on those patients diagnosed with diabetes.  We believe that we can improve the lives of the chronically ill through the use of technology, while reducing the cost of care.  Central to these efforts is our “CareCenter.”  This service is designed to monitor and track patients’ health conditions and chronic illnesses on a real time basis.  As part of these efforts we have staffed this CareCenter with trained specialists to assist the chronically ill in managing their daily lives; 24 hours per day, seven days per week.  In order for the CareCenter to service our customers, we have developed and continue to develop products and technologies designed to improve the health of the chronically ill.

There are obvious problems associated with aging and patients diagnosed with chronic conditions.  According to a 2004 presentation to the American Telemedicine Association, approximately one in every four Americans suffers from a chronic illness, which typically becomes more severe and prominent with age.  The demographics of chronic illnesses include over 29 million people with diabetes (according to the Centers for Disease Control and Prevention’s 2014 National Diabetes Statistics Report) and close to 14 million with coronary heart disease (according to reports published by the American Heart Association), as well as over 10 million with osteoporosis (according to a study by the University of Maryland Medical Center).  All of these reports and studies, as well as those cited elsewhere in this report, are on file with the Company.

According to a 2010 analysis from the Centers for Disease Control and Prevention (“CDC”), as many as 1 in 3 U.S. adults could have diabetes by 2050 if current trends continue.  Diabetes currently affects approximately 9% of the overall U.S. population or 29 million people.  According to a 2012 diabetes fact sheet the annual cost of treating an individual diagnosed with diabetes, and the comorbidities associated with the disease, can range from $12,000 to $16,000 per year.  This combination costs the U.S. health system up to $245 billion annually.  A major driver of the diabetic related claims is the lack of adherence to regular blood glucose monitoring.  It is estimated by the National Center for Biotechnology Information that less than 30% of diabetics monitor their blood glucose levels on a regular basis.

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

We believe the ability to monitor chronic illness in your own home will mitigate health care costs for the chronically ill and the elderly.  Through the technologies we are developing, we believe we can both enhance lives of and provide peace of mind with the knowledge that their vital signs are being monitored.  At the same time we believe we can save millions of dollars in the health care sector as we identify problems and issues before they become crises.

We believe that through the technologies we have already developed and are continuing to develop, we can enhance the lives not only of the growing diabetic segment of today’s population, but also the lives of other segments of the population, such as those with other chronic illnesses.  The CareCenter is staffed around the clock with advisors that receive calls originating from our clients who utilize our products.  We can immediately communicate with them and emergency personnel in times of need and communicate their location and an abbreviated medical history.

Our Product and Service Strategy

During 2014, our product/service strategy fell into two distinctly different categories; chronic illness monitoring and care services (“CareServices”) or personal emergency response systems (“PERS”).  In December 2014, we sold substantially all of our customer contracts and equipment leased to customers associated with our CareServices segment.  The sale of our CareServices contracts allows us to focus solely on our Chronic Illness Monitoring segment.

Chronic Illness Monitoring

Chronic illness monitoring involves the use of biometric monitoring devices in combination with proprietary data and algorithms to assess the wellbeing of an individual under care.  Individual care profiles are created through the aggregation of personal health and medical claims information from multiple data sources.  Real-time biometric readings for blood glucose levels, blood pressure, heart rate, weight, tidal volume and other vital readings can be captured over time and added to the existing personal information.  This unique data set may now be used for proactive care protocols, care provider alerts to elevated readings, and behavioral intervention prior to crisis events.

Technology to facilitate data-driven chronic illness monitoring consists of three components: (1) biometric monitoring products and supplies, (2) medical and claims data aggregation, and (3) algorithms for the analysis of the data.  Biometric monitoring products and supplies are provided by numerous medical hardware providers and deliver a wide range of features and functionality.  ActiveCare is agnostic to any specific device requirement, and has as a core competency the ability to integrate and capture data from any 510(k) or HL7 compliant monitoring device (see “Regulatory Matters” on page 7 of this report).  Strategic relationships have been created with technology and market leaders, and evaluation of new and emerging technology partners is ongoing.  Medical and claims data is aggregated from multiple source providers using a proprietary application programmatic interface and data storage architecture.  This data is analyzed to identify individual care needs of those entering the program.  Monitoring alerts, predictive informatics and individual care plans are created and managed using the ActiveCare technology platform.  Care for chronic conditions may now be performed in real-time, and outcomes may be measured on both a medical and claims cost basis.

During the fiscal year ended September 30, 2014, we spent approximately $215,000 on research and development for chronic illness monitoring related to ongoing improvements to methods and systems for the capture and analysis of data, as well as scalable architectures to migrate to production applications and deployments that were developed during the fiscal years ended September 30, 2013 and 2012.  We will continue to identify claims and medical data sets as well as analytical and informatics technologies that advance our ability to provide unique services.  Core competency will continue to evolve in the methods and technologies for data analytics and predictive informatics.

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

CareCenter

The central point of our product offerings is our CareCenter.  Our CareCenter is staffed 24x7 with CareCenter specialists who are 911-certified and trained.  In addition, we have nurses on duty and on call that are available to assist with medical issues or questions.  Our CareCenter specialists and CareCenter provide monitoring related to chronic illness test results, contacting testers who have not tested when scheduled and onboard new users to our services.

In contrast to a typical monitoring center, our CareCenter is equipped to respond to real-time alerts and data to better assist users of our services.  In addition, the CareCenter’s software will identify the caller, access the individual’s medical information, and assist with emergency dispatch.  We believe the CareCenter is a cornerstone of our business and will support current technology as well as evolve to support the integration of future technologies.

Recent Developments

We have financed operations primarily through the sale of equity securities, long-term debt and short-term debt.  Until revenues are sufficient to meet our needs, we will attempt to secure financing through equity or debt securities.  There is no assurance that we will be able to obtain financing on satisfactory terms or at all.  If we only have nominal funds with which to conduct our business activities, it will negatively impact the results of our operations and our financial condition.

 During fiscal year 2014, we (1) completed the sale of Series F preferred stock for net proceeds of $3,580,771, after considering $675,229 of related costs; (2) converted $2,326,801 of debt and accrued interest to common stock; (3) converted $574,592 of debt and accrued interest to Series F preferred stock; and (4) converted $83,473 of debt and accrued interest to Series E preferred stock.  These transactions strengthened our balance sheet, provided working capital and allowed us to fulfill larger contracts.

During September 2014, David G. Derrick resigned as our Chief Executive Officer and remains the Executive Chairman of our Board of Directors.  Michael Z. Jones, our President, was named our interim Chief Executive Officer.  During December 2014, we sold substantially all of our customer contracts and equipment leased to customers associated with our CareServices segment.  Additional equipment in stock was sold to the buyer pursuant to a written invoice.  The purchase price included a cash payment of $412,280 for the customer contracts and $66,458 for the equipment in stock.  The sale of the CareServices segment allows us to focus our resources solely on the Chronic Illness Monitoring segment.

Our Growth Strategy

Our plan is to continue to focus on addressing the diabetic population and to execute our existing business plan serving this chronic illness market during fiscal year 2015.  We market our products through insurance companies, disease management companies, third-party administrators (“TPAs”), and self-insured companies.  We plan to invest in research and development and patent filings, as we broaden the services we offer.  We will continue to look for ways to provide solutions for other chronic illness and disease states markets.

Our strategy is to develop relationships with these various customers.  TPAs administer the claims, payments, co-pays, and medical coding for self-insured companies.  They effectively act as the medical benefits administrators for their customers, most of which are not large enough to justify a fully operational in-house department.  Disease management companies are hired by insurance companies and self-insured companies to actively engage with members and employees with the goal that more interaction will reduce significant health care claims.  Our strategy is achieved by providing specific information related to the benefits to be realized by all parties, which, in most cases is substantial to the self-insured companies and the insurance companies.  The key to monetary savings is the CareCenter, which operates 24x7 and is integral to chronic illness monitoring. The CareCenter is the real-time recipient of all test results which are delivered using cellular glucometers. This information is gathered, sorted and reported.  This information, which the customers have generally never before seen, is then delivered to the customers. The ultimate objective is to increase the percentage of diabetics who are regularly testing, which has been proven to be a major factor in reducing the cost of claims based on statistical history. Once the customers recognize the benefits to be realized from this information for one or more patients, it is a natural progression to add the rest of the customer’s members or clients to the ActiveCare solution.

Our ultimate objective is to become a chronic illness monitor for all of our customer’s members, measuring not only blood sugar for diabetics, but also blood pressure, weight, and blood oxygen levels.

Research and Development Program

During fiscal year 2014, we spent approximately $215,000, compared to $605,000 in fiscal year 2013, on research and development related to chronic illness monitoring.  The research and development program focused on ongoing improvements to methods and systems for the capture and analysis of data, as well as scalable architectures to migrate to production applications and deployments during fiscal year 2014 that were developed during the fiscal years 2013 and 2012.

Competition

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

•	Philips – Telestation

•	Bosch - HealthStation

•	Honeywell – Genesis

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

•	A and D Medical

•	Telcare

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

Summary – Currently this segment provides us with some key partnerships.  They facilitate the means of capturing patient data with an easy to use, low cost offering.  While some devices have been innovative, the strategies continue to focus primarily on the manufacture and sale of hardware components.

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

Summary – Competitors in this segment are expected to become strategic partners for our business model as they evolve their ability to capture and transmit clinical data.  We expect to expand into strategic market segments complementing the strengths of these technologies, offering data analytics, and personal fitness planning and wellness management services.

Health / Insurance Data Service Providers

Overview – Health data informatics has become a strategic focus of health care providers and payer organizations over the past 30 years.  Aggregation, analytics, informatics and predictive modeling have enabled service providers to differentiate and better manage the process of health care.  Traditionally providers specialized in offering information or services based on a vertical focus of EHR patient data, geographic and regional health care information, or insurance claims processing data.  Examples include:

•	CareFX – recently acquired by Harris Healthcare

•	Medicity – acquired by Aetna

•	Certify Data Systems

•	Benefit Informatics

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

Dependence on Major Customers and Vendor

During fiscal year 2014, we had two customers that accounted for 67% of total revenue. During fiscal year 2013, we had one customer that accounted for 44% of total revenue.  Although we are able to integrate and capture data from multiple devices, during the fiscal years 2014 and 2013 we purchased substantially all of our products and supplies from one vendor.  See Note 3 to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Intellectual Property

Trademarks.  We have registered certain of our trademarks with the United States Patent and Trademark Office, including ActiveCare®, ActiveOne®, and ActiveOne+®.  We also use certain trademarks, trade names, and logos that have not been registered.  We claim common law rights to these unregistered trademarks, trade names and logos.  We also own domain names, including www.activecare.com, for our primary trademarks and we claim ownership of certain unregistered copyrights of our website content.  We rely as well on a variety of property rights that we license from third parties as described below.

Patents.  We own the exclusive, irrevocable, perpetual, worldwide, transferable, sublicensable license of all rights conferred by the patents, patent applications, and provisional patent applications listed in the table below.

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

Trade Secrets.  We own certain intellectual property, including trade secrets, which we seek to protect, in part, through confidentiality agreements with employees and other parties, although some employees who are involved in research and development activities have not entered into these agreements. Even where these agreements exist, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors.

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

In the United States, Health Insurance Portability and Accountability Act (“HIPAA”) regulations require national standards for some types of electronic health information transactions and the data elements used in those transactions, security standards to ensure the integrity and confidentiality of health information and standards to protect the privacy of individually identifiable health information. Covered entities under HIPAA, which include health care organizations such as our clients, our employer clinic business model and our claims processing, transmission and submission services, are required to comply with the privacy standards, the transaction regulations and the security regulations. As a business associate of our clients who are covered entities, we are generally required by contract to comply with the HIPAA regulations as they pertain to handling of covered client data. However, the extension of these HIPAA obligations to business associates by law has created additional liability risks related to the privacy and security of individually identifiable health information.

Employees

As of September 30, 2014, we had 45 full-time and four part-time employees in the U.S.  None of these employees are represented by a labor union or subject to a collective bargaining agreement.  We have never experienced a work stoppage and our management believes that our relations with employees are good.

Additional Available Information

We maintain executive offices and principal facilities at 1365 West Business Park Drive, Orem, Utah, 84058.  Our telephone number is (877) 219-6050. We maintain a website at www.activecare.com. The information on our website should not be considered part of this report.  We make available, free of charge at our corporate website, copies of our annual reports filed under the Exchange Act with the United States Securities and Exchange Commission (“SEC”) on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act.  We also provide copies of our Forms 8-K, 10-K, 10-Q, proxy and annual report at no charge to investors upon request.

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

We incurred negative cash flows from operating activities and recurring net losses in fiscal years 2014 and 2013.  We had negative working capital at the end of each of those years.  As of September 30, 2014 and 2013, our accumulated deficit was $78,327,447 and $64,817,684, respectively.  These factors raise substantial doubt about our ability to continue as a going concern. The financial statements included with this report do not include any adjustments that might result from the outcome of this uncertainty.  In order for us to remove substantial doubt about our ability to continue as a going concern, we must achieve profitability, generate positive cash flows from operating activities and obtain necessary debt or equity funding.  If we are unable to increase revenues or obtain additional financing, we will be unable to continue the development of our products and services and we may have to cease operations.

Our financial statements have been prepared on the assumption that we will continue as a going concern.  Our independent registered public accounting firm has issued its report dated January 13, 2015, which includes an explanatory paragraph stating that our recurring losses, among other things, raise substantial doubt about our ability to continue as a going concern.  It has been necessary to rely upon debt and the sale of our equity securities to sustain operations.  Our management anticipates that we may require additional capital over the next 12 months to fund ongoing operations.  There can be no guarantee that we will be able to obtain such funds, or obtain them on satisfactory terms, and that such funds would be sufficient.  If such additional funding is not obtained, we may be required to scale back or discontinue operations.

Our profitability depends upon achieving success in our future operations through implementing our business plan, increasing sales, and expanding our customer base, for which there can be no assurance given.

Profitability depends upon many factors, including the success of our sales program, our ability to identify and obtain the rights to additional products to add to our existing product line, expansion of our customer base, maintenance or reduction of expense levels and the success of our business activities.  We anticipate that we will generate operating income in the next 12 months.  Our ability to achieve profitable operations will depend on our success in developing and maintaining valuable product and monitoring solutions, sales strategies, and strategic partnerships.  There can be no assurance that we will be able to develop and maintain adequate resources to fund these goals.  If adequate funds are not available, we may be required to materially curtail or cease operations.

Our products are not based entirely on technology that is proprietary to us, which means that we do not have a technological advantage over our competitors, and that we must rely on the owners of the proprietary technology that is the basis for our products to protect that technology.  We have no control over such protection.

Our products utilize technology based in part on patents that have been licensed to us for use within our markets.  Our success in adding to our existing product line will depend on our ability to acquire or otherwise license competitive technologies and products and to operate without infringing the proprietary rights of others, both in the United States and internationally.  No assurance can be given that any licenses required from third parties will be made available on terms acceptable to us, or at all.  If we do not obtain such licenses, we could encounter delays in product introductions while we attempt to adopt alternate sources.  We could also find that the manufacture or sale of products requiring such licenses is not possible.  Litigation may be necessary to defend against claims of infringement, to protect trade secrets or know-how owned by us, or to determine the scope and validity of the proprietary rights of others.  Such litigation could have an adverse and material impact on us and on our operations.

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

Our industry is fragmented, and we experience intense competition from a variety of sources, many of which are better financed and better managed than we are.

We face, and will continue to face, competition in the Chronic Illness Monitoring market.  Many, if not most, of our competitors and potential competitors are much larger and consequently have greater access to capital.  Moreover, many of our competitors have far greater name recognition and experience in the Chronic Illness Monitoring industry.  There can be no assurance that competition from other companies will not render our products noncompetitive.

We are highly dependent on our executive officers and certain of our sales, technical and operations employees.

We depend heavily on our executive officers and certain sales, technical, and operations employees.  The loss of services of any of these individuals could impede the achievement of our objectives.  There can be no assurance that we will be able to attract and retain qualified executives, sales, or technical personnel on acceptable terms.

We rely on third parties to manufacture our product line.

We do not own or operate manufacturing facilities for the manufacture of our Chronic Illness Monitoring products.  Consequently, we are dependent on these contract manufacturers for the production of our products and will depend on third-party manufacturing resources to manufacture products we may add to our product line in the future.  During the fiscal years 2014 and 2013, we purchased substantially all of our products and supplies from one vendor. Although there are other vendors who manufacture similar products and supplies, our systems would need to be modified to accommodate those products and supplies. A change in suppliers could cause a delay in providing products and services to customers and a possible loss of sales.  In the event we are unable to obtain or retain third-party manufacturing, we will not be able to continue operations as they relate to the sale of products.

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

Our executive officers, directors and principal stockholders own, in the aggregate, approximately 54% of our outstanding common stock.  In addition, certain of our officers and our directors have been granted warrants to purchase common stock and own convertible Series D and Series E preferred stock.  The exercise of such warrants and conversion of preferred stock might also result in substantial dilution to our existing stockholders.  As a result of the ownership of the shares currently held, their ownership and potential exercise of these options and preferred stock, these stockholders may be able to exercise significant control over matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions and will have significant control over our management and policies.  The interests of these stockholders may not be consistent with the interests of all other stockholders.

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

Item 2.  Properties

We lease office facilities of approximately 17,350 square feet located at 1365 West Business Park Drive, Orem, Utah, 84058.  This lease expires in July 2018 and the monthly rent is approximately $24,500 subject to annual adjustments.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the OTCQB under the symbol “ACAR.”  The following table sets forth the range of high and low market prices of our common stock as reported for the periods indicated.  The information is available online at http://finance.yahoo.com.  During the quarter ended June 30, 2013, we implemented a 10-for-1 reverse common stock split.  The data below have been retroactively adjusted to reflect the effects of the reverse stock split.

Fiscal Year Ended September 30, 2013	High	Low
First Quarter	$1.50	$0.40
Second Quarter	$2.80	$0.80
Third Quarter	$11.00	$0.90
Fourth Quarter	$1.62	$0.66

Fiscal Year Ended September 30, 2014	High	Low
First Quarter	$1.45	$0.80
Second Quarter	$1.00	$0.60
Third Quarter	$0.75	$0.35
Fourth Quarter	$0.61	$0.22

Holders

As of January 12, 2015, there were approximately 1,900 holders of record of our common stock and 47,264,183 shares of common stock outstanding. We have granted options and warrants for the purchase of approximately 10,992,000 shares of common stock.  We have issued and outstanding 70,070 shares of Series E preferred stock, 45,000 shares of Series D preferred stock, and 5,361 shares of Series F preferred stock.  There are two holders of Series D preferred stock, 11 holders of Series E preferred stock and eight holders of Series F preferred stock.  These shares of preferred stock are convertible into a total of 6,063,830 shares of common stock subject to the terms and conditions of their respective Designation of Rights and Preferences.

Dividends

Since incorporation, we have not declared any cash dividends on our common stock.  We do not anticipate declaring cash dividends on our common stock for the foreseeable future.   Our Series C and Series D preferred stock carry 8% annual dividend rates.  Our Series E preferred stock carries a 3.322% monthly dividend rate.  Our Series F preferred stock carries an 8% annual dividend rate until April 30, 2015, 16% from May 1, 2015 until July 31, 2015, 20% from August 1, 2015 until October 31, 2015, and 25% thereafter.

Dilution

The Board of Directors determines when and under what conditions and at what prices to issue stock.  In addition, a significant number of shares of common stock are reserved for issuance upon the exercise of stock options and warrants.  The issuance of any shares of common stock for any reason will result in dilution of the equity and voting interests of existing stockholders.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, Plaza Level, New York, NY 11219.

Equity Compensation Plans

Under management agreements in fiscal years 2012, 2013 and 2014, we granted our former Chief Executive Officers, former directors, and former and current officers equity compensation in the form of restricted stock and warrants for the purchase of common stock.  The following table summarizes certain information concerning equity plan awards outstanding as of September 30, 2014.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted -average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Plan Category(1)	(#)		($)	(#)

Equity compensation plans approved by security holders	-		$-	-

Equity compensation plansnot approved by security holders	1,946,487		0.65	-
Totals	1,946,487	(1)	$0.65	-
_____

(1) Includes 786,487 shares of common stock issuable upon exercise of outstanding warrants granted to our former chief executive officers, 1,045,000 shares of common stock issuable upon exercise of outstanding warrants granted to former members of our Board of Directors, and 115,000 shares of common stock issuable upon exercise of outstanding warrants granted to former officers.

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

During the three months ended September 30, 2014, we did not issue any shares of common or preferred stock without registration under the Securities Act.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader better understand our Company, our operations and our present business environment.  This information is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements for the fiscal years ended September 30, 2014 and 2013 and the accompanying notes thereto contained in this report.

Restatement of Previously Issued Financial Statements

As discussed further in Note 2 to the “Notes to Consolidated Financial Statements” contained in Item 15 of this Form 10-K, we have previously restated our consolidated financial statements for the fiscal year ended September 30, 2013 on Form 10-K/A filed on November 10, 2014. Specifically, we restated our consolidated financial statements as the result of certain errors that existed in our previously filed consolidated financial statements related to the manner in which we recognized revenues for our Chronic Illness Monitoring segment.

The impact of these errors to the applicable line items in the consolidated financial statements is set forth in Note 2 of the “Notes to Consolidated Financial Statements”. The net impact of the restatement increased our net loss by approximately $1.5 million for the year ended September 30, 2013.

Key Business Indicators

In assessing the performance of our business, we consider a variety of performance and financial measures.  The key measures for determining how our business is performing are net sales, gross profit margin and selling, general and administrative expenses.

Net Revenues

Net revenues constitute gross revenues net of any returns and merchandise discounts.

Gross Loss

Gross loss is equal to our net revenues minus our cost of revenues. Gross margin measures gross loss as a percentage of our net revenues.  Cost of revenues includes the direct costs of purchased merchandise, inventory allowances, commissions, distribution costs, freight costs and purchasing costs.

Our cost of revenues is substantially higher in higher volume quarters because cost of revenues generally increases as net revenues increase.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include administration, stock-based compensation (discussed below) and occupancy costs.  These expenses do not generally vary proportionately with net revenues.  As a result, selling, general and administrative expenses as a percentage of net sales are usually higher in lower volume quarters and lower in higher volume quarters.

Stock-based Compensation Expense

During fiscal year 2014, we granted 11,196,970 shares of common stock and 2,514,025 common stock purchase warrants to our employees and consultants.  Stock-based compensation expense for fiscal year 2014 was approximately $3,585,000. See “Critical Accounting Policies” below.

Fiscal Year 2014 Compared to Fiscal Year 2013

Revenues

Net revenues for fiscal year 2014 were $6,108,000 compared to $4,245,000 for fiscal year 2013, an increase of $1,863,000 or 44%.  The increase is due to sales to new and existing customers related to improving our solution and allocating more resources to the sales process.

Cost of Revenues

Cost of revenues for fiscal year 2014 was $6,438,000, compared to $3,323,000 for fiscal year 2013, an increase of $3,115,000.  The increase in cost of revenues is due to increased sales and a reserve for inventory obsolescence of $1,661,000.

Gross Loss

Gross loss for fiscal year 2014 was $330,000, compared to a gross profit for fiscal year 2013 of $922,000, a decrease of $1,252,000.  The decrease in gross profit resulted primarily from an increase in the reserve for inventory obsolescence offset, in part, by an increase in sales.  We expect gross profit to improve in fiscal year 2015 as we acquire more Chronic Illness Monitoring customers, retain existing customers and manage inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for fiscal year 2014 were $9,800,000, compared to $8,752,000 for fiscal year 2013, an increase of $1,048,000, or 12%.  The increase in expenses incurred was primarily due to increases in payroll and related taxes of $741,000, employee and company insurance of $140,000 and stock-based compensation of $139,000, offset, in part, by a decrease in investor relations expenses of $285,000.

Research and Development Expenses

Research and development expenses for fiscal year 2014 were $215,000, compared to $605,000 for fiscal year 2013, a decrease of $390,000.  The decrease is due to the completion of certain Chronic Illness Monitoring platforms during fiscal year 2013.  We expect to continue investing in research and development as we develop new platforms for Chronic Illness Monitoring.

Gain on Derivatives Liability

Gain on derivatives liability for fiscal year 2014 was $373,000, compared to a loss on derivatives liability of $333,000 for fiscal year 2013.  The derivatives liability recorded as of September 30, 2014 relates to a variable conversion feature for the Series F preferred stock related to a potential milestone adjustment.  Derivatives liabilities recorded as of September 30, 2013 include convertible debt instruments with variable conversion elements.  The derivatives liability as of September 30, 2013 was eliminated due to the conversion of notes payable with variable conversion features.

Loss on Induced Conversion of Debt and Sale of Common Stock

During 2014 and 2013, we offered an induced conversion rate to all debt holders of $0.75 of debt per share of common stock, which was below the market price of the stock.  During the fiscal years ended September 30, 2014 and 2013, debt and accrued interest of approximately $541,000 and $10,004,000, respectively, were converted to shares of common stock.  During fiscal year 2014, debt and accrued interest due to related parties of approximately $1,786,000 were converted to shares of common stock at $0.60 of debt per share of common stock, which was below the market price of the stock.  We also offered the private placement of common stock to existing investors at $0.75 per share, which was below the market price.  The difference between the offered price and the market price of all common stock issued is recorded as a loss on induced conversion of debt and sale of common stock, and for the fiscal years ended September 30, 2014 and 2013 was approximately $114,000 and $9,356,000, respectively.  We believe this improved our balance sheet and positioned us to invest more resources in growing the Chronic Illness Monitoring business.

Interest Expense

Interest expense for fiscal year 2014 was $1,936,000, compared to $5,584,000 for fiscal year 2013.  The decrease is due to the conversion of debt and accrued interest to equity during fiscal years 2014 and 2013 of $2,985,000 and $10,004,000, respectively.  The majority of debt was converted to shares of common stock as noted above in “Loss on Induced Conversion of Debt”.

Other Income and Expense

The loss on disposal of equipment for fiscal year 2014 was $42,000, compared to $200,000 for fiscal year 2013.  The disposals of assets during fiscal year 2013 were higher due to the move of our corporate headquarters to Orem, Utah.

Discontinued Operations

During December 2014, we sold substantially all of our customer contracts and equipment leased to customers associated with our CareServices segment.  Additional equipment in stock was sold to the buyer pursuant to a written invoice.  The purchase price included a cash receipt of $412,280 for the customer contracts and $66,458 for the equipment in stock.  In June 2013, we sold the net assets and operations of the reagents business segment of the Company to a third party for $184,000 in cash.  During fiscal years 2014 and 2013, we recognized a loss from discontinued operations of $1,453,000 and $3,184,000, respectively.

Net Loss

Net loss for fiscal year 2014 was $13,462,000, compared to $27,138,000 for fiscal year 2013 for the reasons described above.

Dividends on Preferred Stock

Dividends on preferred stock for fiscal year 2014 were $737,000, compared to $321,000 for fiscal year 2013.  The increase is due to additional dividends for Series F preferred stock which was issued during fiscal year 2014.

Liquidity and Capital Resources

Our primary sources of liquidity are the proceeds from the sale of our equity securities and debt.  We have not historically financed operations from cash flows from operating activities.  We anticipate that we will continue to seek funding to supplement revenues from the sale of our products and services through the sale of equity securities and debt until we achieve positive cash flows from operating activities.

Our cash balance as of September 30, 2014 was $197,000.  At that time, we had a working capital deficit of $6,010,799, compared to a working capital deficit of $4,758,000 as of September 30, 2013.  The decrease in working capital is primarily due to a decrease in inventory related to sales, an increase in the reserve for inventory obsolescence, a decrease in accounts receivable due to customer collections, and an increase in related-party accounts payable and accrued expenses, offset by a reduction to accounts payable due to vendor payments and a reduction in derivatives liability.

Operating activities in fiscal year 2014 used cash of $4,413,000, compared to $8,945,000 in fiscal year 2013.  The decrease in cash used in operating activities is due to the reduction in net loss, the collection of accounts receivable for sales in fiscal year 2013, and the use of existing inventory, offset, in part, by payments made on accounts payable.

Investing activities in fiscal year 2014 used cash of $99,000, compared to $296,000 in fiscal year 2013.  The decreased use of cash in investing activities is due to fewer purchases of property and equipment during fiscal year 2014.

Financing activities in fiscal year 2014 provided cash of $4,485,000, compared to $8,935,000 in fiscal year 2013. The decrease in cash provided from financing activities is due to the decrease in debt and sale of equity during fiscal year 2014.

We had an accumulated deficit as of September 30, 2014 of $78,327,000, compared to $64,818,000 as of September 30, 2013.  Our total stockholders’ deficit as of September 30, 2014 was $5,144,000 compared to $2,298,000 as of September 30, 2013.  These changes were primarily due to our net loss for fiscal year 2014, offset by the sale of Series F preferred stock and the conversion of debt to equity.

Going Concern

We incurred negative cash flows from operating activities and recurring net losses in fiscal years 2014 and 2013.  We had negative working capital and negative total equity, and had certain debt that was in default as of September 30, 2014 and 2013.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements included in this Form 10-K do not include any adjustments that might result from the outcome of this uncertainty.

In order for us to eliminate substantial doubt about our ability to continue as a going concern, we must achieve profitability, generate positive cash flows from operating activities and obtain necessary debt or equity funding.  Our management’s plans with respect to this uncertainty include raising additional capital by issuing debt or equity securities and increasing the sales of our products and services.  There can be no assurance that we will be able to raise sufficient additional capital or that revenues will increase rapidly enough to offset operating losses.  If we are unable to increase revenues or obtain additional financing, we will be unable to continue the development of our products and may have to cease operations.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 states that only disposals representing a strategic shift in operations that has, or will have, a major effect on an entity’s operations when any of the following occurs: The component of an entity or group of components of an entity is classified as held for sale, the component of an entity or group of components of an entity is disposed of by sale, or the component of an entity or group of components of an entity is disposed of other than by sale. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014.  We are currently assessing the impact, if any, of implementing this guidance on our consolidated financial position, results of operations and liquidity.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about our ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. We are currently assessing the impact, if any, of implementing this guidance and will incorporate it in our assessment of going concern.

In November 2014, the FASB issued ASU, 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The ASU clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of a host contract. The ASU is effective for fiscal years and interim periods beginning after December 15, 2015. We are currently assessing the impact, if any, of implementing this guidance on our consolidated financial position, results of operations and liquidity.

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

Fair Value of Financial Instruments

We measured the fair values of our assets and liabilities using the US GAAP hierarchy.  The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable, and accrued liabilities approximate fair values due to the short-term nature and liquidity of these financial instruments. Derivative financial instruments are recorded at fair value based on current market pricing models. The carrying amounts reported for notes payable approximate fair value because the underlying instruments are at interest rates which approximate current market rates.

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

During fiscal year 2014, we had revenues from two significant customers which represented 67% of total revenues.  During fiscal year 2013, we had revenues from one significant customer which represented 44% of total revenues.  As of September 30, 2014 and 2013, accounts receivable from significant customers represented 80% and 82% of total accounts receivable, respectively.

During the fiscal years 2014 and 2013, we purchased substantially all of our products and supplies from one vendor.

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

Inventory

Inventory is recorded at the lower of cost or market, cost being determined using the first-in, first-out (“FIFO”) method.  Inventory is for the Chronic Illness Monitoring segment and consists of diabetic supplies.  Inventory held by distributors is reported as inventory until the supplies are shipped to the end user by the distributor.  We estimate an inventory reserve for obsolescence and excessive quantities.  Due to competitive pressures and technological innovation, it is possible that estimates of net realizable values could change in the near term.

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

Goodwill

Goodwill is reviewed for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable.  Our annual testing date is September 30.  The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows.  Future cash flows can be affected by changes in industry or market conditions.  Goodwill was not impaired as of September 30, 2014 or 2013.

Impairment of Long-Lived Assets

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to twenty years.  Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  We impaired our CareServices customer contracts by $89,460 and patents by $408,332 as of September 30, 2014, which were recorded as part of discontinued operations related to the CareServices segment for the fiscal year ended September 30, 2014.  The impairment of the customer contracts is due to the sales price being lower than their net book value as of the date of sale.  The patents impaired were solely related to the CareServices segment that provide no future cash flows after the CareServices customer contracts and equipment leased to customers were sold in December 2014.  Our other long-lived assets were not impaired as of September 30, 2014.  No long-lived assets were impaired as of September 30, 2013.

Revenue Recognition

Revenues have historically been from three sources: (1) sales of Chronic Illness Monitoring services and supplies; (2) sales from CareServices; (3) sales of medical diagnostic stains from our Reagents segment.  The CareServices segment was sold in December 2014 and the Reagents segment was sold in June 2013.  Information regarding revenue recognition policies relating to the Chronic Illness Monitoring and CareServices business segments is contained in the following paragraphs.

Chronic Illness Monitoring

Chronic Illness Monitoring revenues are recognized when persuasive evidence of an arrangement exists, delivery of the product or service to the end user has occurred, prices are fixed or determinable and collection is reasonably assured.

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

We also enter into agreements with distributors who take title to products and distribute those products to the end user.  Delivery is considered to occur when the supplies are delivered by the distributor to the end user.  Cash is due from the distributor, the customer or the end user’s health plan as initial products are deployed to the end user.  Subsequent sales (resupplies) are shipped directly from us to the end user and cash is due from the customer or the end user’s health plan.

Shipping and handling fees are typically not charged to end users.  The related freight costs and supplies directly associated with shipping products to end users are included as a component of cost of revenues.  Sales of Chronic Illness Monitoring products and services contain multiple deliverables.

Multiple-Element Arrangements

We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. In order to account for elements in a multiple-element arrangement as separate units of accounting, the deliverables must have stand-alone value upon delivery.  In determining whether monitoring services have stand-alone value, the nature of our monitoring services, whether we sell supplies to new customers without monitoring services, and availability of monitoring services from the other vendors is considered.

During the three months ended June 30, 2014, we began to provide enhanced monitoring services to a key customer, which pays a separating monthly monitoring fee.

When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on the relative selling prices. Multiple-element arrangements accounting guidance provides a hierarchy to use when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence (VSOE) of selling price, based on the price at which the item is regularly sold by the vendor on a stand-alone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence (TPE) of selling price is used to establish the selling price if it exists. If VSOE of selling price and TPE of selling price are not available, then the best estimate of selling price (BESP) is to be used. During 2014, VSOE was established for the monitoring services we provide.  VSOE for supplies was previously established.  Therefore, total consideration under a multiple deliverable contract is allocated to supplies and monitoring through application of the relative fair value method.

CareServices

“CareServices” include contracts in which we lease monitoring devices and provide monitoring services to end users.  We typically enter into contracts on a month-to-month basis with end users that use CareServices.  However, these contracts may be cancelled by either party at any time with 30-days notice.  Under a standard contract, the device and service become billable on the date the end user orders the device, and remains billable until the device is returned to the Company.  Revenue on devices is recognized at the end of each month the CareServices have been provided.  In those circumstances in which payment is received in advance, we record these payments as deferred revenue.

CareServices revenue is recognized when persuasive evidence of an arrangement exists, delivery of the device or service has occurred, prices are fixed or determinable and payment has occurred or collection is reasonably assured.  Shipping and handling fees are included as part of net revenues.  The related freight costs and supplies directly associated with shipping products to end users are included as a component of cost of revenues.  All CareServices sales are made with net 30-day payment terms.

Income Taxes

We recognize deferred income tax assets or liabilities for the expected future tax consequences of events that have been recognized in the financial statements or income tax returns.  Deferred income tax assets or liabilities are determined based upon the difference between the financial reporting bases and tax reporting bases of assets and liabilities using enacted tax rates expected to apply when the differences are expected to be settled or realized.  Deferred income tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.  As of September 30, 2014, management has determined to provide a 100% allowance against deferred income tax assets as it is more likely than not these assets will not be realized.  Interest and penalties related to income tax liabilities, when incurred, are classified in interest expense and income tax provision, respectively.

Warrant Exercises

We issue common shares in connection with warrant exercises when we have received verification that the proceeds have been deposited and when we have received an exercise letter from the warrant holder.  We issue common shares in connection with note conversions after we verify the outstanding note balance and the eligibility of conversion, and have received a conversion letter from the lender.

Stock-Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized in the statement of operations over the period during which the employee is required to provide service in exchange for the award – the requisite service period.  The grant-date fair values of the equity instruments are estimated using option-pricing models adjusted for the unique characteristics of those instruments.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by us in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “project,” or words or phrases of similar meaning.  In our reports and filings we may make forward looking statements regarding our expectations about future sales growth, future training and consulting sales activity, renewal of existing contracts, anticipated expenses, the adequacy of existing capital resources, projected cost reduction and strategic initiatives, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuation expenses, future compliance with the terms and conditions of our debt obligations, the expected repayment of our liabilities in future periods, expectations regarding income tax expenses as well as tax assets and credits and the amount of cash expected to be paid for income taxes, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of this annual report on Form 10-K for the fiscal year ended September 30, 2014, entitled “Risk Factors.”

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

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements are included beginning on page F-1 of this report:

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the years ended September 30, 2014 and 2013, there were no: (i) disagreements with our independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to such firm’s satisfaction, would have caused the independent registered public accounting firm to make reference to the subject matter thereof in connection with their reports for such years; or (ii) reportable events, as described under Item 304(a)(1)(v) of Regulation S-K, except for the material weaknesses noted in Item 9A.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our former Chief Executive Officer, interim Chief Executive Officer, and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the former Chief Executive Officer, interim Chief Executive Officer, and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective.  During the audit process, we identified material weaknesses discussed below in the Report of Management on Internal Control over Financial Reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement to our annual or interim financial statements will not be prevented or detected.

In the course of management's assessment, it identified the following material weaknesses in internal control over financial reporting:

•	Ineffective controls over the evaluation of distributor contracts for revenue recognition

•	Ineffective controls over the review and approval of manual journal entries

•	Ineffective controls over segregation of access to the accounting information system

•	Ineffective controls over inventory records

We did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S. generally accepted accounting principles. Specifically, we initially failed to appropriately account for and disclose the recognition of revenue related to Chronic Illness Monitoring distributor contracts.  We restated our financial statements as a result of these issues.

We are in the process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff. Our management, audit committee, and directors will continue to work to ensure that our controls and procedures become adequate and effective.

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

Changes in Internal Control over Financial Reporting

During fiscal year 2014, we hired additional finance and accounting personnel to improve internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below are the name, age, position and a description of the business experience of each of our executive officers, directors and other key employees as of September 30, 2014.

Name	Age	Position

David G. Derrick	62	Executive Chairman (Director)
Jeffrey Peterson	37	Director and Vice President of Finance
Robert J. Welgos	76	Director
Michael Z. Jones	52	President and Interim Chief Executive Officer
Marc C Bratsman	37	Chief Financial Officer, Secretary-Treasurer
Darrell Meador	51	President of Sales

David G. Derrick – Executive Chairman (Director)

Mr. Derrick has been the Chairman of our Board of Directors since July 2012 and was our Chief Executive Officer from July 2012 through September 2014.  From February 2001 through 2011, Mr. Derrick was the Chairman and Chief Executive Officer of SecureAlert, our former parent corporation.  Prior to joining SecureAlert, Mr. Derrick occupied directorship and management positions in other companies.  From 1979 to 1982, Mr. Derrick was a faculty member at the University of Utah, College of Business.  Mr. Derrick graduated from the University of Utah with a Bachelor of Arts degree in Economics and a Masters in Business Administration degree with an emphasis in Finance.  Our Board of Directors believes Mr. Derrick’s long association with our business and its development and his long support of the Company uniquely qualify him to serve as our Executive Chairman.

Jeffrey Peterson – Director and Vice President of Finance

Mr. Peterson has been our Vice President of Finance since July 2012 and joined our Board of Directors in May 2014.  He has been involved in numerous early stage ventures in the public and private sectors, with an emphasis in healthcare and technology while assisting such companies in advisory and investment initiatives.  Mr. Peterson served in various capacities within ActiveCare from July 2011 until July 2012.  From January 2010 until July 2012, he was the Director of Investor Relations for SecureAlert.  Prior to SecureAlert, Mr. Peterson was a co-owner of a stock brokerage firm in Utah, where his roles included broker, market maker, communications officer, while holding the numerous FINRA security licenses.  He graduated from the University of Utah with a Bachelor of Arts Degree in Finance and Business Administration and is a founding member of the University Venture Fund.  Mr. Peterson also currently holds board observatory seats with Juneau Biosciences and CoNextions Medical.

Robert J. Welgos – Director

Mr. Welgos joined our Board of Directors in June 2009.  He has a Bachelor of Science in engineering from the Newark College of Engineering (1962), and worked for 38 years with Allied Signal Corp (now Honeywell International), in various technical department management positions, including being responsible for operations of Customer Technical Service Dept., Design Engineering, Testing Laboratories, and Process Laboratories.  He also served as the Manager, North American Distributor Sales and Director of International Operations, where he established distribution networks throughout the Pacific Rim and South America.  During this period, he was instrumental in the creation of joint ventures with Lucky Goldstar in Korea and Japan Synthetic Rubber in Japan.  Mr. Welgos retired from Allied Signal Corp in 2000.  Mr. Welgos is the Chairman of our board’s Audit Committee.  Among other things, Mr. Welgos’ education and extensive experience in the industries described above qualify him to advise management in our research and development agenda and customer service solutions.  In addition, his experience in Asia is important as we source our products and manufacturing.

Michael Z. Jones – President and Interim Chief Executive Officer

Mr. Jones joined us in August 2012, was named President in April 2014 and was named Interim Chief Executive Officer in September 2014.  He founded a medical technology company in 2007, filing several patents in the field of video collaboration as a tool for delivery of medical care.  Mr. Jones led in the advancement of medical collaboration and the utilization of informatics technologies for the treatment of obesity and diabetes.  Mr. Jones was previously Executive Vice President of Sales and Marketing and has led numerous sales and operations organizations during his career.  A published author and contributor to periodicals and industry publications, Mr. Jones graduated summa cum laude from the University of Utah with a Bachelor of Arts in English.  He serves on the board of directors of the National Alliance on Mental Illness for the State of Utah.  He is the Company’s principal executive officer.

Marc C Bratsman – Secretary, Treasurer and Chief Financial Officer

Mr. Bratsman joined us as Director of Accounting in August 2013 and became Secretary, Treasurer and Chief Financial Officer in May 2014.  He spent nine years of his career in the Seattle office of Grant Thornton with experience auditing companies in both the public and private sectors.  He left Grant Thornton as a Senior Audit Manager in October 2011 and moved to Utah to work as the Chief Financial Officer of a vertically integrated e-Commerce company with 110 employees.  Mr. Bratsman received a Masters of Accounting from Brigham Young University and is a Certified Public Accountant in the State of Washington.  He is the Company’s principal finance and accounting officer.

Darrell Meador – President of Sales

Mr. Meador joined us as President of Sales in March 2012 and has spent the last 15 years involved in healthcare technology and new business initiatives.  He was one of the founders of 4G Biometrics, the predecessor of ActiveCare Biometrics and was previously the Vice-President of Marketing and Sales for a leader in the healthcare monitoring industry and started and built their telehealth business segment.  Mr. Meador served as the President for an innovative managed care organization focused on diabetes for five years and was the founder and President of a start-up consulting firm specializing in technology, management and education for healthcare and related companies for two years. He was also the co-founder and President of a provider of distance learning and communication services to the healthcare industry for seven years.  Mr. Meador received his Bachelor or Arts Degree from the University of North Texas in 1986 and was an Academic All-American at Panola Junior College while on a baseball scholarship.

Compensatory Arrangement with Executive Chairman

On July 12, 2012, we entered into a written Employment Agreement containing compensation and other terms related to David G. Derrick’s appointment as our Chief Executive Officer and Executive Chairman of the Board of Directors.  The term of the Employment Agreement was two years and expired on July 12, 2014.  Mr. Derrick does not currently have an employment agreement.

The compensation payable to Mr. Derrick under the Employment Agreement included a base salary of $300,000 per year plus $15,000 of business expense reimbursement per month.  In March 2014, Mr. Derrick forfeited the expense reimbursement in exchange for the reduction of the exercise price on options to purchase 584,100 shares of common stock from $1.00 to $0.00.  Beginning in May 2014, Mr. Derrick opted to have 100% of his base salary paid in stock.  During fiscal year 2013, we also granted Mr. Derrick 80,000 Series D preferred shares as a bonus and we recognized $320,000 of compensation expense due to the vesting of the Series D preferred stock during fiscal year 2013.  The Employment Agreement also included the grant of an option to purchase 1,000,000 shares common stock at an exercise price of $1.00 per share, vesting at the rate of 100,000 shares for every 5,000 members added by the Company during Mr. Derrick’s employment by the Company.  During fiscal year 2013, $782,885 was recorded as deferred compensation due to the issuance of the options.  During fiscal years 2014 and 2013, $122,745 and $660,140 was recognized as compensation expense, respectively.  During fiscal year 2013, we also granted Mr. Derrick a $350,000 bonus for services for fiscal years 2013 and 2014 to be used to exercise options.  We recognized $175,000 as compensation expense during each fiscal year in connection with this bonus.  During fiscal year 2014, we granted 110,000 shares of common stock to Mr. Derrick with a fair value of $52,800 in lieu of base salary payment and accrued 275,000 shares of common stock with a fair value of $66,000 in lieu of base salary.  We also granted Mr. Derrick 5,000,000 shares of common stock with a value of $2,400,000 that was recorded as deferred compensation that will vest over two years, of which $300,000 was recognized as compensation expense in fiscal year 2014.  We also revalued options to purchase 150,000 shares of common stock and recognized an additional $7,368 as compensation expense during fiscal year 2014.

Mr. Derrick resigned his position as Chief Executive Officer effective September 30, 2014.  Mr. Derrick accepted the Board of Directors’ request to continue as our Executive Chairman of our Board of Directors.   Mr. Derrick will continue to receive his existing compensation arrangements during his appointment as Executive Chairman.  Our President, Michael Z. Jones, was appointed interim Chief Executive Officer.  Mr. Jones does not have an employment agreement.  His base salary is $180,000 per year and was granted 290,000 shares of common stock for his appointment subsequent to fiscal year 2014.  The shares vest evenly each quarter through fiscal years 2015 and 2016.

Director Compensation

The table below summarizes the compensation we paid to our outside directors for their services as directors for the fiscal year ended September 30, 2014.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
David G. Derrick (1)	-	-	-	-	-	-	-
Robert J. Welgos (2)	-	$90,746	-	-	-	-	$90,746
Jeffrey Peterson (3)	-	-	-	-	-	-	-
William K. Martin (4)	-	-	$433,166	-	-	-	$433,166
James G. Carter (5)	-	-	-	-	-	-	-
Jack Johnson (6)	-	-	-	-	-	-	-

(1)
Mr. Derrick is former Chief Executive Officer and current Executive Chairman of the Board of Directors.  His compensation for the fiscal year ended September 30, 2014 is disclosed in the Summary Compensation Table, below.  Mr. Derrick did not receive additional compensation for his service on the Board of Directors.

(2)
Mr. Welgos received 100,000 shares of common stock for special projects and the exercise price of previously granted options to purchase 15,000 shares of common stock was modified from $1.00 per share to $0 per share for services, which was converted into shares of common stock.

(3)
Mr. Peterson is Vice President of Finance and was appointed a member of the Board of Directors in April 2014.  His compensation for the fiscal year ended September 30, 2014 is disclosed in the Summary Compensation Table, below.  Mr. Peterson did not receive additional compensation for his service on the Board of Directors.

(4)
Mr. Martin received options to purchase 1,000,000 shares of common stock at $0.50 per share for service.  The options vest as expected milestones are reached.  Mr. Martin resigned his position in July 2014.

(5)	Mr. Carter did not receive any compensation during the fiscal year ended September 30, 2014. Mr. Carter resigned his position in March 2014.
(6)	Mr. Johnson did not receive any compensation during the fiscal year ended September 30, 2014. Mr. Johnson resigned his position in February 2014.

Item 11.  Executive Compensation

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

Summary Compensation Table

The following table summarizes information concerning the compensation awarded to, earned by, or paid to, four of our top paid officers including our Chief Executive Officer (Principal Executive Officer) during fiscal years 2014 and 2013 (collectively, the “Named Executive Officers”) who were serving in such capacities as of September 30, 2014.

Name and principal position	Year ended September 30	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Michael Jones,	2014	$158,918	-	$42,016	-	-	-	$25,654	$226,588
PEO	2013	$180,000	-	-	-	-	-	$26,944	$206,944

David G. Derrick,	2014	$175,000	-	$418,800	$440,016	-	-	$31,150	$1,064,966
Executive Chairman	2013	$300,000	-	$1,010,140	-	-	-	$33,343	$1,343,483

Jeffery Peterson	2014	$114,450	-	$424,190	$5,165	-	-	-	$543,805
Vice President of Finance	2013	$125,800	-	$685,378	-	-	-	-	$811,178

Darrell Meador,	2014	$158,918	-	$129,791	$109,138	-	-	$25,683	$423,530
President of Sales	2013	$180,000	-	$282,299	-	-	-	$24,071	$486,370

(1)
Column (i) includes long-term care insurance and other personal benefits. The amounts included in that column, representing premiums paid by us for the applicable insurance policies, include the following:

	Year ended September 30	Health Insurance	Dental, Vision, & Term Life Insurance
Michael Jones,	2014	$24,897	$757
PEO	2013	$26,144	$800

David G. Derrick,	2014	$29,712	$1,438
Executive Chairman	2013	$31,937	$1,406

Darrell Meador,	2014	$24,916	$767
President of Sales	2013	$23,342	$729

(2)	All amounts except those reported in column (c) and column (i) are non-cash amounts and represent stock or option grants.
(3)

Amounts in column (e) represent non-cash compensation expense of stock grants based on the market value of the stock on the grant date.

During fiscal year 2014, we granted shares of common stock as compensation for past and future service.  The schedule below includes stock granted during fiscal year 2014, the accrual of stock granted subsequent to September 30, 2014 for fiscal year 2014 services and amortization of stock granted in prior fiscal years.  The granted stock does not include stock quantities, values or deferred balances for accrued amounts or stock granted in prior years being amortized during fiscal year 2014.

	Stock Granted	Value of granted stock	Amount deferred	Amount recognized	Accrual of stock granted subsequent to fiscal year end	Amortization of past deferrals	Total stock awards
Michael Jones,	381,450	$183,096	$151,200	$31,896	$10,120	$-	$42,016
PEO

David G. Derrick,	5,110,000	$2,452,800	$2,100,000	$352,800	$66,000	$-	$418,800
Executive Chairman

Jeffery Peterson	4,072,334	$1,954,720	$1,710,380	$244,340	$179,850	$-	$424,190
Vice President of Finance

Darrell Meador,	21,450	$10,296	$-	$10,296	$10,120	$109,375	$129,791
President of Sales

Of the shares issued to Mr. Jones, 21,450 shares were issued in lieu of salary and 360,000 shares were issued for continued service which vest quarterly over two years. Of the shares issued to Mr. Derrick, 110,000 shares were issued in lieu of salary and 5,000,000 shares were issued for continued service which, vest quarterly over two years. Of the shares issued to Mr. Peterson, 76,334 shares were issued in lieu of salary, which vest quarterly over two years, and 3,996,000 shares were issued for continued service, which also vest quarterly over two years. Of the shares issued to Mr. Meador, 21,450 shares were issued in lieu of salary.

During the fiscal year ended September 30, 2013, we granted Mr. Derrick non-cash compensation as described above. During fiscal year 2013, we granted Mr. Peterson 115,717 shares of Series D preferred stock for a bonus and service provided valued at $685,378, and during fiscal year 2013, we granted Mr. Meador options to purchase 433,333 shares of common stock at $1.00 per share associated with the 4G acquisition. We recorded the option valued at $382,388 as deferred compensation, $282,299 was recognized as compensation expense. The remaining value of the option will be amortized at a rate of 43,333 shares for every 5,000 members added. During fiscal year 2013, we also granted 150,000 shares of common stock to Mr. Meador for extending his employment agreement to fiscal year 2015, $187,500 of value was recorded to deferred compensation. The value will be amortized over fiscal year 2015.

(4)
Amounts in column (f) represent non-cash compensation expense of options to purchase common stock granted based on the fair value calculated using a binomial option-pricing model.  During 2014, we did not grant any options to purchase shares of common stock to the officers named in this schedule.  The amount of fiscal year 2014 option awards includes additional amounts for repriced options in addition to their previous values and amortization recognized for options granted in prior years.

During fiscal year 2014, we reduced the exercise price of Mr. Derrick’s options to purchase 584,100 shares of common stock from $1.00 per share to $0.00 per share and we recognized an additional $7,368 of compensation expense.  The options were exercised upon reduction.  We also reduced the exercise price of Mr. Derrick’s options to purchase 150,000 shares of common stock from $1.00 per share to $0.50 per share and we recognized an additional $7,368 of compensation expense.  We reduced the exercise price of Mr. Meador’s options to purchase 433,333 shares of common stock from $1.00 per share to $0.50 per share and we recognized an additional $20,946 of compensation expense and $672 of deferred compensation to be amortized in the same manner as the related options.  We reduced the exercise price of Mr. Peterson’s options to purchase 650,000 shares of common stock from $1.10 per share to $0.50 per share.  The options were exercised upon reduction and the 650,000 shares of common stock issued vest quarterly over two years. We recognized an additional $5,165 of compensation expense and $36,157 of deferred compensation to be amortized evenly over two years.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes information regarding options and other equity awards owned by the Named Executive Officers as of September 30, 2014.  See footnotes following the table below:

	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael Jones,	-	-	-	$-		315,000	$75,600	-	$-
PEO
David G. Derrick,	-	150,000	-	$1.00	7/11/2017	4,375,000	$1,050,000	-	$-
Executive Chairman
Jeffery Peterson
Vice President of Finance	-	-	-	$-		4,132,042	$991,690	-	$-
Darrell Meador,
President of Sales	173,333	260,000	-	$1.00	6/20/2017	-	$-	-	$-

(1)
Column (c) includes options to purchase shares of common stock with various vesting periods.  The options held by Mr. Derrick to purchase 150,000 shares of common stock vest at the rate of 100,000 shares for every 5,000 members added during Mr. Derrick’s employment by the Company.  The unexercisable options held by Mr. Meador to purchase 260,000 shares of common stock vest at the rate of 43,333 shares for every 5,000 members added.

(2)
Column (g) includes unvested shares of common stock that vest quarterly over a remaining period of 21 months and will be completely vested on June 24, 2016 or will vest immediately in the event of a change in control.

Options Exercised and Vested

During the fiscal year ended September 30, 2014, warrants for the purchase of 736,667 shares of common stock were vested and options for the purchase of 1,234,100 shares of common stock were exercised.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors, and persons who beneficially own more than 10 percent of our common stock to file reports of ownership and changes in ownership with the SEC.  Officers, directors, and greater-than-ten-percent shareholders are also required by the SEC to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of these forms that were furnished to us, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed during fiscal year 2014 and that such filing were timely except the following, which were filed in December 2014 and which were late:

•	Mr. Derrick, our Executive Chairman, filed one Form 4 reporting 28 transactions and one amended Form 3

•	ADP Management Corporation, an entity controlled by Mr. Derrick, our Executive Chairman, filed one Form 3

•	Mr. Peterson, a director and our Vice President of Finance, filed one Form 4 reporting 18 transactions and one Form 3

•	Tyumen Holdings, LLC, an entity controlled by Mr. Peterson, a director and our Vice President of Finance, filed one Form 3

•	Mr. Welgos, a director, filed one Form 4 reporting 12 transactions

•	Mr. Martin, a former director, filed one Form 4 reporting 14 transactions

•	Mr. Johnson, a former director, filed one Form 4 reporting six transactions

•	Mr. Jones, our interim Chief Executive Officer, filed one Form 4 reporting four transactions and one Form 3

•	Mr. Bratsman, our Chief Financial Officer, filed one Form 4 reporting three transactions

•	Mr. Acton, our former Chief Financial Officer, filed one Form 4 reporting 14 transactions

•	Mr. Meador, our President of Sales, filed one Form 4 reporting five transactions

•	Mr. Olson, our former Chief Technology Officer and Chief Operating Officer, filed one Form 4 reporting five transactions and one Form 3

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

As previously reported in our Form 10-Q filed August 19, 2014, our Executive Chairman, David G. Derrick, self-reported to the SEC certain related-party transactions and disclosure deficiencies at SecureAlert that occurred while Mr. Derrick was the Chief Executive Officer and a director of SecureAlert.  The adjustments were determined by the auditors of SecureAlert to be immaterial but were nonetheless reflected in SecureAlert’s quarterly report on Form 10-Q/A for the quarter ended March 31, 2012.

Subsequent to August 19, 2014, on November 24, 2014, Administrative Proceedings were filed against Mr. Derrick for alleged violations of the Securities Act of 1933, the Securities Exchange Act of 1934 and certain rules thereunder.  On December 8, 2014 a Joint Prehearing Conference Statement was submitted stipulating procedural dates.

We are not the subject of or otherwise involved in the SEC’s investigation.  The proceedings are not directed at us or any of our other employees or directors.  We cannot predict the outcome of the matter with the SEC.  At this time, we do not expect these proceedings to materially affect with our day-to-day operations.

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

The following tables set forth information as of January 12, 2015 (the “Table Date”) by:

•	each person or group who is known by us to own beneficially more than 5% of our outstanding shares of common stock;
•	each of our Named Executive Officers serving as of such date;
•	each of our directors; and
•	all of the executive officers and directors as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC.  These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days.  Common stock subject to options that are currently exercisable or exercisable within 60 days of the table date is deemed to be outstanding and beneficially owned by the person holding the options.  These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Percentage of beneficial ownership is based on 47,264,183 shares of common stock outstanding as of the table date.  Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder.  Unless otherwise indicated in the table or footnotes below, the address for each beneficial owner is c/o ActiveCare, Inc., 1365 West Business Park Drive, Orem, Utah 84058.

5% Stockholders
		Amount and Nature
		of Beneficial
Title of Class	Name and Address of Beneficial Owner	Ownership	Percent of Class

Common	Advance Technology Investors LLC (1)	4,961,778	10.42%
	154 Rock Hill Road
	Spring Valley, NY 10977

Executive Officers and Directors
		Amount and Nature
		of Beneficial
Title of Class	Name and Address of Beneficial Owner	Ownership	Percent of Class
Common	Jeffery Peterson (2)	12,524,907	26.47%
Common	David G. Derrick (3)	9,132,664	19.35%
Common	Michael Jones (4)	1,080,680	2.29%
Common	William K. Martin (5)	836,266	1.77%
Common	Marc C Bratsman (6)	690,692	1.46%
Common	Darrell Meador (7)	567,174	1.20%
Common	Robert J. Welgos (8)	269,403	0.57%
Common	James G. Carter (9)	199,736	0.42%
Common	Jack Johnson (10)	15,000	0.03%

All executive officers and directors as a group (9 persons)(11)		25,316,522	53.57%

(1)
Includes 4,511,778 shares of common stock, and options to purchase 450,000 shares of common stock, owned by Advanced Technology Investors LLC (“ATI”) and its related entity. By agreement, ATI may not vote or take delivery of common shares that would result in ATI becoming the beneficial owner of more than 9.99% of the issued and outstanding common stock of the Company at any given time.

(2)
Includes 12,399,907 shares of common stock and 25,000 shares of Series D preferred stock, which are convertible to 125,000 shares of common stock, owned by Mr. Jeffrey Peterson, a director and our Vice President of Finance, and entities that are controlled by him.  Of the total shares of common stock owned or controlled by Mr. Peterson, 6,554,776 shares are held by Tyumen Holdings, LLC, 2,862,966 shares by Wynnman’s Hill, LLC, 2,566,386 shares by Bluestone Advisors, LLC, 239,259 shares by Keystone Partners, LLC, 156,250 shares by Rimrock Capital, LLC, and 20,270 shares by Banyan Investment Company, LLC.

(3)
Includes 9,132,664 shares of common stock owned by Mr. David G. Derrick, Executive Chairman of our Board of Directors, and entities that are controlled by him.  Of the total shares of common stock owned or controlled by Mr. Derrick, 9,090,908 shares are held by ADP Management Corporation, 37,006 shares by Purizer Corporation, and 4,750 shares by Mr. Derrick.

(4)	Includes 1,080,680 shares of common stock, owned by Mr. Michael Jones, our President and Interim Chief Executive Officer.

(5)
Includes 721,266 shares of common stock and options to purchase 115,000 shares of common stock owned by Mr. William K. Martin, a former member of our Board of Directors, and entities that are controlled by him.  Of the total shares of common stock owned or controlled by Mr. Martin, 582,888 shares are held by Zenith Holding Ltd and 138,378 shares by Mr. Martin.

(6)	Includes 690,692 shares of common stock owned by Mr. Marc C Bratsman, our Chief Financial Officer and Secretary-Treasurer.

(7)	Includes 393,841 shares of common stock and 173,333 warrants owned by Mr. Darrell Meador, our President of Sales.

(8)	Includes 269,403 shares of common stock owned by Mr. Robert J. Welgos, a member of our Board of Directors.

(9)	Includes 184,736 shares of common stock and options to purchase 15,000 shares of common stock owned by Mr. James G. Carter, a former member of our Board of Directors.

(10)	Includes 15,000 shares of common stock owned by Mr. Jack Johnson, a former member of our Board of Directors.

(11)	Duplicate entries eliminated.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Related-Party Transactions

Related-Party Notes Payable

As of September 30, 2014, we owed $2,016,532 of notes payable to two of our officers, one of our board members, one of our former officers and one of our former board members, or entities controlled by each, with annual interest rates ranging from 12% to 18%.  Four entities controlled by Jeffrey Peterson, Vice President of Finance, Banyan Investment Company, LLC, Keystone Partners, LLC, The Mark and Nancy Peterson Foundation and Rimrock Capital, LLC, were owed notes payable totaling $1,639,500.  Michael Jones, interim Chief Executive Officer, was owed a note payable of $13,644.  An entity under control of David Derrick, Executive Chairman of the Board of Directors, ADP Management Corporation, was owed notes payable totaling $306,667.  Michael Acton, our former Chief Financial Officer, was owed a note payable of $30,000.  Bill Martin, a former director, was owed a note payable of $26,721.  During the fiscal year ended September 30, 2014, we also issued options to purchase 650,000 shares of common stock to related parties exercisable at a price of $1.10 per share, which were later reduced to an exercise price of $0.00 and exercised, and 168,630 shares of common stock to related parties with total value of $169,963 at the date of grant related to notes payable.

During fiscal year 2014, we repaid $1,137,166 of principal and $11,859 of interest on related-party notes payable to one of our officers and one of our former officers, or entities controlled or relatives thereof.  We paid five entities controlled by Jeffrey Peterson, Vice President of Finance, Wynnman’s Hill, LLC, Banyan Investment Company, LLC, Keystone Partners, LLC, The Mark and Nancy Peterson Foundation and Rimrock Capital, LLC, $717,166 of principal, $567,166 of which was loaned to us during the year, and $1,972 of interest.  We paid Michael Acton, our former Chief Financial Officer, and his spouse $420,000 of principal, $407,000 of which was loaned to us during the year, and $9,887 of interest.

As of September 30, 2013, we owed notes payable totaling $1,896,135 of related-party notes to four of our officers, or entities controlled by officers, and one of our board members, with annual interest rates ranging from 12% to 18%.  Two entities controlled by Jeffrey Peterson, Vice President of Finance, Wynnman’s Hill, LLC and Bluestone Advisors, LLC, were owed notes payable totaling $1,637,770 and all notes were repaid or converted to common stock subsequent to year end.  An entity under control of David Derrick, Executive Chairman of the Board of Directors, ADP Management Corporation, was owed a note payable of $175,000 and $160,000 was converted to common stock subsequent to year end.  Michael Acton, Chief Financial Officer, was owed a note payable of $43,000.  Bill Martin, former director, was owed a note payable of $26,721.  Michael Jones, interim Chief Executive Officer, was owed a note payable of $13,644.  During the fiscal year ended September 30, 2013, we also issued 341,000 warrants exercisable at a price of $0.10 per share and 80,000 shares of Series D preferred stock with total value of $347,130 at the date of grant related to notes payable.

Loan Conversion and Preferred Stock Conversion

During fiscal year 2014, we entered into loan conversion agreements with related parties.  We issued 3,197,119 shares of common stock for the conversion of notes payable representing principal and interest in the amount of $1,945,500.

During fiscal year 2014, we entered into Series D preferred stock conversion agreements with related parties.  We issued 4,391,667 shares of common stock for the conversion of 627,381 shares of Series D preferred stock.

Cash Advances

As of September 30, 2014, we owed $785,000 to three entities controlled by Jeffrey Peterson, our Vice President of Finance, Banyan Investment Company, LLC, Blackhawk Properties LLC and The Mark and Nancy Peterson Foundation, and $60,000 to an entity controlled by David Derrick, our Executive Chairman of the Board of Directors, ADP Management Corporation.  These amounts are recorded in accounts payable, related-party.

During fiscal year 2014, we received cash advances totaling $885,000 from three entities controlled by Jeffrey Peterson, our Vice President of Finance, and repaid $100,000 of the receipts.  We also received cash advances totaling $135,000 from an entity controlled by David Derrick, our Executive Chairman, and repaid $75,000 of the receipts.

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

Corporate Governance and Director Independence

Board Composition

Our business and affairs are managed under the direction of our Board of Directors.  Our Board of Directors is comprised of three directors, one of which (Mr. Welgos) is independent within the meaning of the Nasdaq Marketplace Rules.  This means that the Board of Directors has determined that this director (1) is not an officer or employee of ActiveCare or its subsidiary and (2) has no direct or indirect relationship with ActiveCare that would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director.  We have determined that it is in our best interest to have directors who would meet the requirements of being “independent” under the rules of the Nasdaq Stock Market.

Board Committees

Our Board of Directors has established an audit committee and a compensation committee.  The composition and responsibilities of each committee are described below.  Members serve on these committees until their resignation or until otherwise determined by our Board of Directors.

Audit Committee

Our audit committee consists of one of independent director, Mr. Welgos.  Mr. Welgos serves as chair of the audit committee and is considered to be the financial expert on that committee.  Our Board of Directors and the Company plan to add additional independent directors to fill vacant positions on the audit committee.  Our audit committee has responsibility for, among other things:

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

As indicated above, our Board of Directors has affirmatively determined that Mr. Welgos meets the definition of “independent director” for purposes of serving on an audit committee under applicable SEC rules, and we intend to comply with these independence requirements within the time periods specified.  In addition, the Board of Directors has determined that Mr. Welgos meets the standards established by the SEC to qualify as a “financial expert” under Item 407 of Regulation S-K under the Securities Act.  Our Board of Directors has adopted a written charter for our audit committee, which is available on our corporate website at www.activecare.com.

Compensation Committee

Our compensation committee consists of two directors: Mr. Welgos, an independent director, and Mr. Peterson, who is also our Vice President of Finance.  Mr. Welgos serves as chair of the compensation committee.  Our Board of Directors and the Company plan to add additional independent directors to fill vacant positions on the compensation committee.  The compensation committee is responsible for, among other things:

•
reviewing and approving compensation of our executive officers including annual base salary, annual incentive bonuses, specific goals, equity compensation, employment agreements, severance and change in control arrangements, and any other benefits, compensation or arrangements;

•	reviewing succession planning for our executive officers;

•	reviewing and recommending compensation goals, bonus and stock compensation criteria for our employees;

•	preparing the compensation committee report required by the SEC to be included in our annual proxy statement; and

•	administering, reviewing and making recommendations with respect to our equity compensation plans.

Our Board of Directors has adopted a written charter for our compensation committee, which is available on our corporate website at www.activecare.com.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics applicable to our principal executive, financial and accounting officers and all persons performing similar functions.  A copy of that code is available on our corporate website at www.activecare.com.  We expect that any amendments to such code, or any waivers of its requirements, will be disclosed on our website.

Meetings of the Board of Directors and Committees

The Board of Directors is elected by and is accountable to our stockholders.  The Board establishes policy and provides our strategic direction, oversight, and control.  The Board met four times during fiscal year 2014.  All directors attended 100% of the meetings of the Board and the Board committees of which they are members.  The Board performed acts by unanimous written consent in lieu of a meeting 10 times during fiscal year 2014.

Item 14.  Principal Accounting Fees and Services

Audit Related Fees, Tax Fees, Audit Related Fees, and All Other Fees

Audit services consist of the audit of our annual consolidated financial statements, and other services related to filings and registration statements filed by us and other pertinent matters.

During the years ended September 30, 2014 and 2013, Tanner LLC (“Tanner”) performed audit and audit related services including the audit of the annual consolidated financial statements of the Company and its subsidiaries for 2014 and 2013, reviews of the quarterly financial information and quarterly reports on Form 10-Q and current reports on Form 8-K.  Tanner did not perform any financial information systems design and implementation services for the Company.

Tanner incurred fees of $263,800 and $176,300 for audit services and $0 and $0 for audit-related services with respect to the years ended September 30, 2014 and 2013, respectively.

Auditor Independence

Our audit committee considered that the work done for us in fiscal year 2014 by Tanner was compatible with maintaining that firm’s independence.

Tanner has advised us that it has no direct or indirect financial interest in the Company or in any of its subsidiaries and that it has had, during the last three years, no connection with the Company or any of its subsidiaries, other than as independent auditors or in connection with certain other activities, as described above.

Report of the Audit Committee

The Audit Committee oversees the Company’s financial reporting process on behalf of the Board of Directors.  Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal control. The director who serves on the Audit Committee is independent for purposes of applicable SEC Rules.  The Audit Committee operates under a written charter that has been adopted by the Board of Directors.

We have reviewed and discussed with management and Tanner the audited financial statements for the year ended September 30, 2014. The Audit Committee has discussed with Tanner the matters that are required to be discussed under PCAOB standards. Tanner has provided to the Audit Committee the written disclosures and the letter required by applicable requirements of the PCAOB regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence, and the committee has discussed with Tanner that firm’s independence. The Audit Committee has concluded that Tanner is independent from the Company and its management.

Based on our review and discussions referred to above, we have recommended to the Board of Directors that the audited financial statements of the Company be included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014, for filing with the Securities and Exchange Commission.

Respectfully submitted by the Audit Committee:

Robert J. Welgos, Chair

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

3. Exhibits. The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit No.	Title of Document
(3)(i)	Certificate of Designations of Preferences, Rights and Limitations of Series F Variable Rate Convertible Preferred Stock *

(10)(i)	Form of Securities Purchase Agreement, dated December 16, 2013 *

(10)(ii)	Form of Warrant to Purchase Common Stock *

(10)(iii)	Form of Exchange Agreement *

(10)(iv)	Form of Loan Conversion Agreement *

(10)(v)	Form of Preferred Stock Series C and Series D Conversion Notice *

(10)(vi)	Form of Stock Purchase Warrant *

(10)(vii)	Employment Agreement with David Derrick, former Chief Executive Officer. *

(10)(viii)	Common Stock Purchase Warrant Agreement with David Derrick, former Chief Executive Officer.*

(10)(ix)	Office Lease Agreement between the Company and Countryview Properties, LLC.*

(10)(x)	Director Jack Johnson’s resignation letter *

(10)(xi)	Form of Amendment Agreement for exhibit number (10)(viii) and (10)(ix) *

(10)(xii)	Information statement to amend articles of incorporation to increase authorized shares *

(10)(xiii)	Information statement reagarding departure and appointment of certain officers *

(10)(xiv)	Information statement reagarding departure and appointment of Chief Financial Officer *

(10)(xv)	Information statement reagarding departure of a director *

(10)(xvi)	Information statement reagarding departure and appointment of interim Chief Executive Officer *

(10)(xvii)	Form of Agreement for Purchase and Sale of Monitoring Accounts dated December 12, 2014*

(10)(xviii)	Form of Amended and Restated Certificate of Designation for exhibit number (3)(i)

(10)(xix)	Form of Dividend Agreement related to exhibit number (10)(xviii)

(31)(i)	Certifications of Interim Chief Executive (Principal Executive) Officer under Rule 13a-14(a)/15d-14(a)

(31)(ii)	Certifications of Chief Financial (Principal Financial and Accounting) Officer under Rule 13a-14(a)/15d-14(a)

(32)(i)	Certification of Interim Chief Executive Officer Pursuant to 18 U.S.C.Section 1350

(32)(ii)	Certification of Chief Financial Officer Pursuant to 18 U.S.C.Section 1350

* Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ActiveCare, Inc.

Date: January 13, 2015	By: /s/ Michael Z. Jones
Michael Z. Jones, Interim Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Z. Jones	Interim Chief Executive Officer	January 13, 2015
Michael Z. Jones	(Principal Executive Officer)

/s/ David G. Derrick	Director and Executive Chairman	January 13, 2015
David G. Derrick

/s/ Jeffrey Peterson
Jeffrey Peterson	Director and Vice President of Finance	January 13, 2015

/s/ Robert J. Welgos
Robert J. Welgos	Director	January 13, 2015

/s/ Marc C Bratsman	Chief Financial Officer
Marc C Bratsman	(principal financial officer)	January 13, 2015
(principal accounting officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of ActiveCare, Inc.

We have audited the accompanying consolidated balance sheets of ActiveCare, Inc. and subsidiaries (collectively, the Company) as of September 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ActiveCare, Inc. and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has recurring losses, negative cash flows from operating activities, negative working capital, negative total equity, and certain debt that is in default.  These conditions, among others, raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tanner LLC

Salt Lake City, Utah
January 13, 2015

ActiveCare, Inc.
Consolidated Balance Sheets
As of September 30, 2014 and 2013

	2014	2013
Assets

Current assets:
Cash	$197,027	$223,835
Accounts receivable, net	1,635,660	1,852,328
Inventory	1,649,320	4,677,526
Prepaid expenses and other	141,087	38,998
Assets of discontinued operations	712,403	-

Total current assets	4,335,497	6,792,687

Goodwill	825,894	825,894
Property and equipment, net	220,076	296,729
Deposits and other assets	29,594	106,950
Domain name, net	10,724	11,440
Customer contracts, net	-	57,220
Patents, net	-	-
Assets of discontinued operations	-	2,217,852

Total assets	$5,421,785	$10,308,772

See accompanying notes to consolidated financial statements.

ActiveCare, Inc.
Consolidated Balance Sheets (continued)
As of September 30, 2014 and 2013

	2014	2013
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,549,451	$6,621,234
Accounts payable, related-party	1,109,775	251,386
Accrued expenses	1,451,331	708,519
Notes payable, related-party	1,669,620	1,892,415
Current portion of notes payable	1,212,937	1,278,585
Dividends payable	246,738	3,471
Derivatives liability	106,444	795,151

Total current liabilities	10,346,296	11,550,761

Notes payable, net of current portion	219,048	1,055,918

Total liabilities	10,565,344	12,606,679

Stockholders’ deficit:
Preferred stock, $.00001 par value: 10,000,000 shares authorized; 0 and 480,000 shares of Series C; 45,000 and 938,218 shares of Series D; 70,070 and 61,723 shares of Series E; and 5,361 and 0 shares of Series F, respectively	1	15
Common stock, $.00001 par value: 200,000,000 shares authorized; 45,815,351 and 21,775,303 shares outstanding, respectively	458	218
Additional paid-in capital, common and preferred	73,183,429	62,519,544
Accumulated deficit	(78,327,447)	(64,817,684)

Total stockholders’ deficit	(5,143,559)	(2,297,907)

Total liabilities and stockholders’ deficit	$5,421,785	$10,308,772

See accompanying notes to consolidated financial statements.

ActiveCare, Inc.
Consolidated Statements of Operations
For the Years Ended September 30, 2014 and 2013

	2014	2013

Chronic illness monitoring revenues	$6,107,941	$4,245,404

Chronic illness monitoring cost of revenues	6,437,943	3,323,011

Gross profit (loss)	(330,002)	922,393

Operating expenses:
Selling, general and administrative (including $3,585,379 and $3,446,827, respectively, of stock-based compensation)	9,800,374	8,752,277
Research and development	215,074	605,170

Total operating expenses	10,015,448	9,357,447

Loss from operations	(10,345,450)	(8,435,054)

Other income (expense):
Gain (loss) on derivatives liability	373,293	(333,406)
Loss on induced conversion of debt and sale of common stock	(114,098)	(9,355,587)
Interest expense, net	(1,936,039)	(5,583,932)
Loss on disposal of property and equipment	(42,094)	(200,149)
Other income (expense):	55,368	(45,011)

Total other income (expense)	(1,663,570)	(15,518,085)

Loss from continuing operations	(12,009,020)	(23,953,139)

Loss from discontinued operations	(1,452,567)	(3,184,463)

Net loss	(13,461,587)	(27,137,602)

Deemed dividends on conversion of preferred stock to common stock	(2,234,924)	-
Dividends on preferred stock	(737,138)	(320,868)

Net loss attributable to common stockholders	$(16,433,649)	$(27,458,470)

Net loss per common share - basic and diluted
Continuing operations	$(0.43)	$(3.30)
Discontinued operations	(0.04)	(0.43)

Net loss per common share	$(0.47)	$(3.73)

Weighted average common shares outstanding – basic and diluted	35,010,000	7,369,000

See accompanying notes to consolidated financial statements.

ActiveCare, Inc.
Consolidated Statements of Stockholders’ Deficit
For the Years Ended September 30, 2014 and 2013

	Preferred Stock										Additional
	Series C		Series D		Series E		Series F		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, September 30, 2012	480,000	$5	386,103	$4	-	$-	-	$-	4,636,977	$46	$29,643,769	$(37,359,214)	$(7,715,390)

Issuance of common stock for:
Services	-	-	-	-	-	-	-	-	1,579,632	16	475,484	-	475,500
Accrued expenses	-	-	-	-	-	-	-	-	166,200	2	225,298	-	225,300
Loan origination fees	-	-	-	-	-	-	-	-	189,345	2	334,265	-	334,267
Debt conversion	-	-	-	-	-	-	-	-	13,439,190	134	18,466,989	-	18,467,123
Cash	-	-	-	-	-	-	-	-	1,313,334	13	1,838,820	-	1,838,833
Dividends	-	-	-	-	-	-	-	-	200,625	2	251,562	-	251,564
Conversion of Series D preferred stock	-	-	(50,000)	(1)	-	-	-	-	250,000	3	(2)	-	-
Issuance of Series D preferred stock for:
Services	-	-	484,185	5	-	-	-	-	-	-	1,800,526	-	1,800,531
Loan origination fees	-	-	103,843	1	-	-	-	-	-	-	817,482	-	817,483
Dividends	-	-	14,087	-	-	-	-	-	-	-	66,881	-	66,881
Issuance of Series E preferred stock for debt conversions	-	-	-	-	61,723	1	-	-	-	-	614,764	-	614,765
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	1,750,274	-	1,750,274
Issuance of options for:
Loan origination fees	-	-	-	-	-	-	-	-	-	-	289,732	-	289,732
Services	-	-	-	-	-	-	-	-	-	-	202,572	-	202,572
Derivatives liability	-	-	-	-	-	-	-	-	-	-	4,417,456	-	4,417,456
Beneficial conversion features on debt	-	-	-	-	-	-	-	-	-	-	1,323,672	-	1,323,672
Net loss	-	-	-	-	-	-	-	-	-	-	-	(27,137,602)	(27,137,602)
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(320,868)	(320,868)

Balance, September 30, 2013	480,000	$5	938,218	$9	61,723	$1	-	$-	21,775,303	$218	$62,519,544	$(64,817,684)	$(2,297,907)

See accompanying notes to consolidated financial statements.

ActiveCare, Inc.
Consolidated Statements of Stockholders’ Deficit (continued)
For the Years Ended September 30, 2014 and 2013

	Preferred Stock										Additional
	Series C		Series D		Series E		Series F		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, September 30, 2013	480,000	$5	938,218	$9	61,723	$1	-	$-	21,775,303	$218	$62,519,544	$(64,817,684)	$(2,297,907)

Issuance of common stock for:
Services	-	-	-	-	-	-	-	-	10,896,970	109	749,896	-	750,005
Finance fees	-	-	-	-	-	-	-	-	349,822	3	41,888	-	41,891
Loan origination fees	-	-	-	-	-	-	-	-	161,738	1	163,069	-	163,070
Debt conversions	-	-	-	-	-	-	-	-	3,712,549	37	2,447,889	-	2,447,926
Dividends and related interest	-	-	-	-	-	-	-	-	271,343	3	148,241	-	148,244
Option exercises	-	-	-	-	-	-	-	-	1,723,100	17	541,222	-	541,239
Conversion of Series C preferred stock	(480,000)	(5)	-	-	-	-	-	-	672,000	7	(2)	-	-
Conversion of Series D preferred stock	-	-	(893,218)	(9)	-	-	-	-	6,252,526	63	(54)	-	-
Issuance of Series E preferred stock for debt conversions	-	-	-	-	8,347	-	-	-	-	-	83,473	-	83,473
Issuance of Series F preferred stock for:
Debt conversions	-	-	-	-	-	-	858	-	-	-	574,592	-	574,592
Cash, net	-	-	-	-	-	-	4,503	-	-	-	2,175,002	1,405,769	3,580,771
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	2,051,758	-	2,051,758
Issuance of options for:
Debt conversions	-	-	-	-	-	-	-	-	-	-	590,887	-	590,887
Services	-	-	-	-	-	-	-	-	-	-	263,117	-	263,117
Beneficial conversion features on debt	-	-	-	-	-	-	-	-	-	-	116,100	-	116,100
Amortization of Series F preferred stock as dividends	-	-	-	-	-	-	-	-	-	-	716,807	(716,807)	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(13,461,587)	(13,461,587)
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(737,138)	(737,138)

Balance, September 30, 2014	-	$-	45,000	$-	70,070	$1	5,361	$-	45,815,351	$458	$73,183,429	$(78,327,447)	$(5,143,559)

See accompanying notes to consolidated financial statements.

ActiveCare, Inc.
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2014 and 2013

	2014	2013

Cash flows from operating activities:
Net loss	$(13,461,587)	$(27,137,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,122,862	1,232,734
(Gain) loss on derivatives liability	(373,293)	333,406
Stock-based compensation expense	3,378,938	2,159,828
Stock and warrants issued for services	206,441	1,286,999
Stock and warrants issued for interest expense	883,118	601,220
Amortization of debt discounts	919,032	3,097,009
Loss on induced conversion of debt and sale of common stock	114,098	9,355,587
Impairment of long-lived assets	497,792	-
Loss on disposal of property and equipment	61,239	200,149
Gain on sale of discontinued operations	-	(55,096)
Inventory reduction for obsolescence	1,660,729	-
Changes in operating assets and liabilities:
Accounts receivable	216,668	(1,290,312)
Inventory	1,367,477	(4,440,258)
Prepaid expenses and other	(48,494)	(16,822)
Accounts payable	(1,193,106)	5,787,603
Accrued expenses	157,652	23,174
Deposits and other assets	77,355	(82,316)
Net cash used in operating activities	(4,413,079)	(8,944,697)

Cash flows from investing activities:
Purchases of property and equipment	(70,043)	(249,771)
Cash used to dispose of property and equipment	(29,078)	-
Purchases of equipment leased to customers	-	(235,917)
Proceeds from sale of discontinued operations	-	184,318
Proceeds from sale of equipment	-	4,900
Net cash used in investing activities	(99,121)	(296,470)

Cash flows from financing activities:
Proceeds from the sale of preferred stock, net	3,580,771	-
Proceeds from the sale of common stock, net	-	981,500
Proceeds from related-party notes payable, net	2,801,166	5,720,799
Proceeds from notes payable, net	680,000	3,790,496
Principal payments on related-party notes payable	(1,204,166)	(198,606)
Principal payments on notes payable	(1,036,809)	(1,341,755)
Payment of dividends	(335,570)	(17,271)
Net cash provided by financing activities	4,485,392	8,935,163

Net decrease in cash	(26,808)	(306,004)
Cash, beginning of the year	223,835	529,839

Cash, end of the year	$197,027	$223,835

See accompanying notes to consolidated financial statements.

ActiveCare, Inc.
Consolidated Statements of Cash Flows (continued)
For the Years Ended September 30, 2014 and 2013

	2014	2013
Supplemental Cash Flow Information:
Cash paid for interest	$219,717	$745,423

Non-Cash Investing and Financing Activities:
Related-party notes payable converted to common stock	$1,782,738	$-
Dividends on preferred stock and related interest	737,138	320,868
Notes payable converted to preferred stock	633,254	-
Issuance of stock and options for loan origination fees	370,633	2,252,376
Conversion of notes payable into common stock	325,000	-
Liability to issue shares of common stock for loan origination fees	234,793	-
Issuance of stock for dividends	144,642	318,445
Reclassification of derivatives liability to equity	-	4,484,801
Conversion of notes payable to debentures	-	1,920,797
Issuance of derivatives	-	1,410,147
Issuance of common and prefered stock for settlement of liabilities	-	991,750
Issuance of stock for prepaid expenses	-	14,899

See accompanying notes to consolidated financial statements.

ActiveCare, Inc.
Notes to Consolidated Financial Statements
September 30, 2014 and 2013

1.           Organization and Nature of Operations

ActiveCare, Inc. (“ActiveCare”) was formed March 5, 1998 as a wholly owned subsidiary of SecureAlert, Inc. dba Track Group [OTCQB: SCRA], a Utah corporation, formerly known as RemoteMDx, Inc. (“SecureAlert”).  ActiveCare was spun off from SecureAlert in February 2009 and SecureAlert retained no ownership interest in ActiveCare.  In July 2009, ActiveCare was reincorporated in Delaware.  ActiveCare (the “Company”) provides products and services to those diagnosed with chronic illnesses, provides real-time visibility to health conditions and risk, and has a unique active approach in caring for members.

 Going Concern
The Company continues to incur negative cash flows from operating activities and net losses.  The Company had negative working capital and negative total equity as of September 30, 2014 and 2013 and is in default with respect to certain debt.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order for the Company to eliminate substantial doubt about its ability to continue as a going concern, it must achieve profitability, generate positive cash flows from operating activities and obtain the necessary debt or equity funding to meet its projected capital investment requirements.  Management’s plans with respect to this uncertainty consist of raising additional capital by issuing debt or equity securities and increasing the sales of the Company’s services and products.  During fiscal year 2014, the Company (1) completed the sale of Series F convertible preferred stock (“Series F preferred stock”) for net proceeds of $3,580,771, after considering $675,229 of related costs; (2) converted $2,326,801 of debt and accrued interest to common stock; (3) converted $574,592 of debt and accrued interest to Series F preferred stock; and (4) converted $83,473 of debt and accrued interest to Series E preferred stock. There can be no assurance that the Company will be able to raise sufficient additional capital or that revenues will increase rapidly enough to offset operating losses.  If the Company is unable to increase revenues or obtain additional financing, it will be unable to continue the development of its products and services and may have to cease operations.

2.           Restatement and Amendment of Previously Reported Financial Information

The Company restated its consolidated financial statements as of and for the fiscal year ended September 30, 2013 to correct the accounting related to revenue recognition for chronic illness monitoring supplies shipped to distributors, as filed in its Form 10-K/A with the Securities and Exchange Commission on November 12, 2014.  Specifically, it was determined better practice to defer revenue recognition until the products are shipped to the end users as opposed to the distributors, even though the distributors had taken title to the products and there were no significant rights of return.  The corrections deferred the recognition of revenue until later periods and did not impact cash flows related to these transactions.

The consolidated financial statements as of and for the fiscal year ended September 30, 2013 were restated to properly reflect revenue, cost of revenue, inventory and other related balance sheet accounts related to the Chronic Illness Monitoring segment. See Form 10-K/A filed on November 12, 2014 for reconciliations of the amounts as originally reported to the corresponding restated amounts.

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

Discontinued Operations
In December 2014, the Company sold substantially all of its customer contracts and equipment leased to customers associated with its CareServices segment to a third party.  Additional equipment in stock was sold to another third party pursuant to a written invoice.  The purchase price included a cash payment of $412,280 for the customer contracts and $66,458 for the equipment in stock. During fiscal years 2014 and 2013, the Company recognized a loss from discontinued operations related to CareServices of $1,452,567 and $3,179,151, respectively.

In June 2013, the Company sold the net assets and operations of its reagents segment to a third party for $184,318 in cash.  During fiscal years 2014 and 2013, the Company recognized a loss from discontinued operations related to its reagents segment of $0 and $5,312, respectively.

Fair Value of Financial Instruments
The Company measured the fair values of its assets and liabilities using the US GAAP hierarchy.  The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable, and accrued liabilities approximate fair values due to the short-term nature and liquidity of these financial instruments. Derivative financial instruments are recorded at fair value based on current market pricing models. The carrying amounts reported for notes payable approximate fair value because the underlying instruments are at interest rates which approximate current market rates.

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

During fiscal year 2014, the Company had revenues from two significant customers which represented 67% of total revenues.  During fiscal year 2013, the Company had revenues from one significant customer which represented 44% of total revenues.  As of September 30, 2014 and 2013, accounts receivable from significant customers represented 80% and 82% of total accounts receivable, respectively.

During the fiscal years 2014 and 2013, the Company purchased substantially all of its products and supplies from one vendor.

Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables and changes in payment histories.  Accounts receivable are written off when management determines the likelihood of collection is remote.  A receivable is considered to be past due if any portion of the receivable balance has not been received by the contractual payment date.  Interest is not charged on accounts receivable that are past due.  The Company recorded an allowance for doubtful accounts of $115,994 and $76,544 as of September 30, 2014 and 2013, respectively.

Inventory
 Inventory is recorded at the lower of cost or market, cost being determined using the first-in, first-out (“FIFO”) method. Inventory is for the Chronic Illness Monitoring segment and consists of diabetic supplies.  Inventory held by distributors is reported as inventory until the supplies are shipped to the end user by the distributor.  The Company estimates an inventory reserve for obsolescence and excessive quantities.  Due to competitive pressures and technological innovation, it is possible that estimates of net realizable values could change in the near term.  Inventory consists of the following as of September 30:

	2014	2013
Chronic Illness Monitoring
Finished goods	$589,423	$1,249,220
Finished goods held by distributors	2,720,626	3,428,306
Total inventory	3,310,049	4,677,526

Inventory reserve	(1,660,729)	-

Net inventory	$1,649,320	$4,677,526

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets, which range between 3 and 7 years.  Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the terms of the lease.  Expenditures for maintenance and repairs are expensed as incurred.  Upon the sale or disposal of property and equipment, any gains or losses are included in operations.

Goodwill
Goodwill is reviewed for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable.  The annual testing date is September 30.  The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows.  Future cash flows can be affected by changes in industry or market conditions.  Goodwill was not impaired as of September 30, 2014 or 2013.

Impairment of Long-Lived Assets
Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to twenty years.  Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  The Company impaired its CareServices customer contracts by $89,460 and patents by $408,332 as of September 30, 2014, which were recorded as part of discontinued operations related to the CareServices segment for the fiscal year ended September 30, 2014.  The impairment of the customer contracts is due to their sales price being lower than the net book value as of the date of sale.  The patents impaired were solely related to the CareServices segment and provide no future cash flows after the CareServices customer contracts and equipment leased to customers were sold in December 2014.  The Company’s other long-lived assets were not impaired as of September 30, 2014.  No long-lived assets were impaired as of September 30, 2013.

Revenue Recognition
Historically, revenues were from three sources: (1) sales of Chronic Illness Monitoring services and supplies; (2) sales from CareServices; (3) sales of medical diagnostic stains from the Reagents segment.  The CareServices segment was sold in December 2014 and the Reagents segment was sold in June 2013.  Information regarding revenue recognition policies relating to these business segments is contained in the following paragraphs.

Chronic Illness Monitoring
Chronic Illness Monitoring revenues are recognized when persuasive evidence of an arrangement exists, delivery of the product or service to the end user has occurred, prices are fixed or determinable and collection is reasonably assured.

The Company enters into agreements with insurance companies, disease management companies, third-party administrators, and self-insured companies (collectively, the customers) to lower medical expenses by distributing diabetic testing products and supplies to employees (end users) covered by their health plans or the health plans they manage.  Cash is due from the customer or the end user’s health plan as the products and supplies are deployed to the end user.  The Company also monitors the end user’s test results in real-time with its 24x7 CareCenter.  Customers who are billed separately for monitoring are obligated to pay as the service is performed and revenue is recognized ratably over the period of the contract.  The term of these contracts is generally one year and, unless terminated by either party, automatically renew for another year.  Collection terms are net 30 days after claims are submitted.  There is no contingent revenue in these contracts.

The Company also enters into agreements with distributors who take title to products and distribute those products to end users.  Delivery is considered to occur when the supplies are delivered by the distributor to the end user.  Cash is due from the distributor, the customer or the end user’s health plan as initial products are deployed to the end user.  Subsequent sales (resupplies) are shipped directly from the Company to the end user and cash is due from the customer or the end user’s health plan. Shipping and handling fees are typically not charged to end users.  The related freight costs and supplies directly associated with shipping products to end users are included as a component of cost of revenues.  Sales of Chronic Illness Monitoring products and services contain multiple deliverables.

Multiple-Element Arrangements
The Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. In order to account for elements in a multiple-element arrangement as separate units of accounting, the deliverables must have stand-alone value upon delivery.  In determining whether monitoring services have stand-alone value, the nature of the monitoring services, whether supplies are sold to new customers without monitoring services, and availability of monitoring services from the other vendors is considered. During the three months ended June 30, 2014, the Company began to provide enhanced monitoring services to a key customer, for which the Company receives a separate monthly monitoring fee.

When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling prices. Multiple-element arrangements accounting guidance provides a hierarchy to use when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence (VSOE) of selling price, based on the price at which the item is regularly sold by the vendor on a stand-alone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence (TPE) of selling price is used to establish the selling price if it exists. If VSOE of selling price and TPE of selling price are not available, then the best estimate of selling price (BESP) is to be used. During 2014, VSOE was established for monitoring services.  VSOE for supplies was previously established.  Therefore, total consideration under a multiple deliverable contract is allocated to supplies and monitoring through application of the relative fair value method.

CareServices
 “CareServices” include contracts in which the Company leases monitoring devices and provides monitoring services to end users.  The Company typically enters into contracts on a month-to-month basis with end users that use CareServices.  However, these contracts may be cancelled by either party at any time with 30-days notice.  Under a standard contract, the device and service become billable on the date the end user orders the device, and remains billable until the device is returned to the Company.  Revenue on devices is recognized at the end of each month the CareServices have been provided.  In those circumstances in which payment is received in advance, the Company records these payments as deferred revenue.

CareServices revenue is recognized when persuasive evidence of an arrangement exists, delivery of the device or service has occurred, prices are fixed or determinable and payment has occurred or collection is reasonably assured.  Shipping and handling fees are included as part of net revenues.  The related freight costs and supplies directly associated with shipping products to end users are included as a component of cost of revenues.  All CareServices sales are made with net 30-day payment terms.

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

Research and Development Costs
All expenditures for research and development are charged to expense as incurred. Research and development expenses for fiscal years 2014 and 2013 were $215,074 and $605,170, respectively. The expenditures for fiscal year 2014 were for ongoing software improvements for the Chronic Illness Monitoring operating system and customer portal.  The expenditures for fiscal year 2013 were for the development of the Chronic Illness Monitoring operating system.

Advertising Costs
The Company expenses advertising costs as incurred.  Advertising expenses for fiscal years 2014 and 2013 were $48,778 and $59,330, respectively.  Advertising expenses primarily relate to the Company’s Chronic Illness Monitoring segment.

Income Taxes
The Company recognizes deferred income tax assets or liabilities for the expected future tax consequences of events that have been recognized in the financial statements or income tax returns. Deferred income tax assets or liabilities are determined based upon the difference between the financial reporting bases and tax reporting bases of assets and liabilities using enacted tax rates expected to apply when the differences are expected to be settled or realized.  Deferred income tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.  As of September 30, 2014, management has provided a 100% allowance against deferred income tax assets as it is more likely than not these assets will not be realized.  Interest and penalties related to income tax liabilities, when incurred, are classified in interest expense and income tax provision, respectively.

Warrant Exercises and Note Conversions
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

Stock-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized in the statements of operations over the period during which the employee is required to provide service in exchange for the award – the requisite service period.  The grant-date fair values of the equity instruments are estimated using option-pricing models adjusted for the unique characteristics of those instruments.

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

Common share equivalents consist of shares issuable upon the exercise of common stock warrants, shares issuable from restricted stock grants, and shares issuable from convertible notes and convertible Series C, Series D, Series E and Series F preferred stock.  As of September 30, 2014 and 2013, there were 17,199,080 and 13,127,396 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS as their effect would be anti-dilutive.  The common stock equivalents outstanding consist of the following as of September 30:

	2014	2013
Common stock options and warrants	10,991,576	3,598,554
Series C convertible preferred stock	-	480,000
Series D convertible preferred stock	225,000	4,691,090
Series E convertible preferred stock	477,830	601,585
Series F convertible preferred stock	5,361,000	-
Convertible debt	133,924	3,738,917
Restricted shares of common stock	9,750	17,250

Total common stock equivalents	17,199,080	13,127,396

Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 states that only disposals representing strategic shifts in operations that have, or will have, a major effect on an entity’s operations should be reported as discontinued operations when any of the following occurs: The component of an entity or group of components of an entity is classified as held for sale, the component of an entity or group of components of an entity is disposed of by sale, or the component of an entity or group of components of an entity is disposed of other than by sale. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014.  Early adoption is not permitted.  The Company is currently assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about the Company’s ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Company is currently assessing the impact, if any, of implementing this guidance and will incorporate it in its assessment of going concern.

In November 2014, the FASB issued ASU, 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The ASU clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of a host contract. The ASU is effective for fiscal years and interim periods beginning after December 15, 2015. The Company is currently assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

4.           Discontinued Operations

In December 2014, the Company sold substantially all of its customer contracts and equipment leased to customers associated with its CareServices segment.  Additional equipment in stock was sold to the buyer pursuant to a written invoice.  The purchase price included a cash payment of $412,280 for the customer contracts and $66,458 for the equipment in stock.  The sale included all segment assets that generated revenue related to the CareServices segment.  The Company no longer holds any ownership interest in these assets and has ceased incurring costs related to the operations and development of the CareServices segment.  This segment was engaged in the business of developing, distributing and marketing mobile health monitoring and concierge services to distributors and consumers.  The sale consisted solely of these CareServices assets.  The debt secured by the CareServices customer contracts was amended in January 2015 and remains an obligation of the Company (see Note 20).  There were no material liabilities of discontinued operations.  Assets of discontinued operations consist of the following as of September 30:

	2014	2013
Customer contracts, net (Note 5)	$569,250	$1,377,301
Equipment leased to customers, net (Note 6)	111,435	273,631
Patents, net, (Note 7)	37,718	566,920

Total assets of discontinued operations	$712,403	$2,217,852

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

As a result of the sale of the CareServices assets and the reagents business, the Company has reflected these two segments as discontinued operations in the consolidated financial statements for fiscal years 2014 and 2013.  The following table summarizes certain operating data for discontinued operations for fiscal years 2014 and 2013:

	2014	2013
Revenues:
CareServices	$1,003,238	$1,660,544
Reagents	-	351,645
Total revenues	1,003,238	2,012,189

Cost of revenues:
CareServices	881,753	2,325,226
Reagents	-	300,396
Total cost of revenues	881,753	2,625,622

Gross profit (loss)	121,485	(613,433)

Operating expenses:
Selling, general and administrative expenses:
CareServices	(1,047,629)	(2,287,368)
Reagents	-	(111,657)
Research and development for CareServices	-	(227,101)
Total operating expenses	(1,047,629)	(2,626,126)

Other income (expense):
Impairment of long-lived assets	(497,792)	-
Loss on disposal of property and equipment	(18,746)	-
Other expense	(9,885)	-
Gain on sale of discontinued operations	-	55,096

Total other income (expense)	(526,423)	55,096

Loss from discontinued operations	$(1,452,567)	$(3,184,463)

5.           Customer Contracts

The Company was amortizing Chronic Illness Monitoring customer contracts acquired during 2012 over their estimated useful lives (through 2014).  As of September 30, 2014 and 2013, the cost associated with these customer contracts was $214,106 and the accumulated amortization was $214,106 and $156,886, respectively.  Amortization expense related to these contracts for fiscal years 2014 and 2013 was $57,220 and $114,440, respectively.

The Company sold substantially all of the CareServices customer contracts during December 2014.  The Company impaired the CareServices customer contracts as of September 30, 2014 by $89,460, which has been included as part of discontinued operations for the fiscal year ended September 30, 2014.  As of September 30, 2014 and 2013, customer contracts totalled $2,066,316 and $2,155,776, respectively, and the related accumulated amortization was $1,497,067 and $778,475, respectively.  Amortization expense related to the CareServices segment for fiscal years 2014 and 2013 was $718,592 per year.  The future customer contract amortization for CareServices as of September 30, 2014 is $179,648 which will be recognized between October 1, 2014 and the date of sale as part of discontinued operations (see Note 4).

6.           Property and Equipment

Property and equipment consist of the following as of September 30:

	2014	2013
Leasehold improvements	$151,287	$145,147
Software	100,574	87,361
Furniture	69,776	32,855
Equipment	54,732	255,339
Equipment leased to customers	-	-
Total property and equipment	376,369	520,702

Accumulated depreciation and amortization	(156,293)	(223,973)

Property and equipment, net	$220,076	$296,729

Assets to be disposed of are reported at the lower of the carrying amounts or fair values, less the estimated costs to sell or dispose.  During fiscal years 2014 and 2013, the Company recorded a loss on the disposal of assets of $61,239 and $200,149, respectively.  The Company disposed of $25,832 of assets related to the sale of the reagents segment during fiscal year 2013.  Subsequent to September 30, 2014, the Company sold all of its equipment leased to customers (see Note 4).  Depreciation expense for fiscal years 2014 and 2013 was $219,465 and $272,117, respectively.

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

During fiscal year 2012, the Company agreed to purchase the related patents and settle amounts owed under the license agreement by issuing 600,000 shares of common stock and 480,000 shares of Series C preferred stock.  The patents were valued at $922,378, based on a valuation performed by an independent third party.  The value of the common stock issued was $240,000, based on the market price of the common stock on the date of issuance. The implied value of the Series C was $682,378, which was based on the difference between the value of the patents and the common stock issued in settlement of the existing liability.

The Company is amortizing the patents over their remaining useful lives.  Amortization expense for fiscal years 2014 and 2013 was $126,870.  The Company impaired the patents as of September 30, 2014 by $408,332, which has been included as part of discontinued operations for the fiscal year ended September 30, 2014 (see Note 4).  As of September 30, 2014 and 2013, the cost associated with the patents was $514,046 and $922,378, respectively, and the accumulated amortization was $482,328 and $355,458, respectively.  The Company’s future patent amortization as of September 30, 2014, is $31,718 which will be recognized between October 1, 2014 and the date of sale, December 31, 2014, as part of discontinued operations.

8.           Accrued Expenses

Accrued expenses consist of the following as of September 30:

	2014	2013
Liability to issue common stock	$522,087	$-
Commissions and fees	453,744	88,490
Payroll expense	308,529	272,451
Deferred rent	89,346	55,242
Interest	59,091	211,722
Other	18,534	80,614

Total accrued expenses	$1,451,331	$708,519

9.           Notes Payable

The Company had the following notes payable outstanding as of September 30:

	2014	2013
Note payable secured by CareServices customer contracts, imputed interest rate of 12%, monthly installments over a 38-month term. In March 2013, the Company issued 15,000 shares of common stock to extend the term of the note. The $24,000 fair value of the common stock is being amortized to interest expense over the remaining term of the note. In January 2015, the note was amended (see Note 20).	$1,103,841	$1,766,971

Secured borrowings from third parties that purchased a $337,600 customer receivable for $200,000. The Company may buy back the receivable for $233,333 less any cash payments before June 2015. The $33,333 difference between the buyback and cash received plus $20,000 of commission, paid to a related party, is being amortized to interest expense over the buyback term.	233,333	-

Unsecured note payable with no interest, due March 2015. In connection with the issuance of the note, the Company issued warrants to purchase 450,000 shares of common stock. The $143,634 fair value of the common stock is being amortized to interest expense over the term of the note. The note also requires a payment of 667,000 shares of common stock at the end of the term (fair value of $230,293), which is recorded as an accrued expense.	200,000	-

Unsecured notes with interest at 15% (18% after due date), due April 2013. The Company issued 20,000 shares of Series D preferred stock as loan origination fees. The $195,000 fair value of the preferred stock was amortized over the original term of the note. Principal of $50,000 and accrued interest of $13,333 were converted to common stock in December 2013.	64,261	185,476

Notes payable with interest at 12%, secured by the Company's assets, due August 2014. The Company issued warrants to purchase 36,667 shares of common stock (fair value of $51,452) as due diligence fees and issued 25,000 shares of common stock (fair value of $31,250) to a related party as consideration for a personal guarantee. The notes and accrued interest were converted to Series F preferred stock in December 2013.	-	550,000

Unsecured note with interest at 12%, due March 2013. The note and accrued interest were converted to common stock in November 2013.	-	250,000

Series A debenture loan payable with interest at 12%, secured by customer contracts, payable in monthly installments, and due February 2016. The debenture was converted to Series E preferred stock in October 2013.	-	85,719

	2014	2013
Unsecured note with interest at 15%, due March 2013. The note and accrued interest were converted to common stock in November 2013.	$-	$25,000

Total notes payable before discount	1,601,435	2,863,166
Less discount	(169,450)	(528,663)

Total notes payable	1,431,985	2,334,503
Less current portion	(1,212,937)	(1,278,585)

Notes payable, net of current portion	$219,048	$1,055,918

As of September 30, 2014, scheduled principal payments on notes payable are as follows:

Years Ending September 30,
2015	$1,212,937
2016	219,048

$1,431,985

10.         Related-Party Notes Payable

The Company had the following related-party notes payable outstanding as of September 30:

	2014	2013
Secured borrowings from entities controlled by an officer of the Company that purchased a $2,813,175 customer receivable for $1,710,500. The Company may buy back the receivable for $1,950,000 less cash received by the entities before March 2015. The $239,500 difference between the buyback and cash received plus $253,500 of loan origination fees is being amortized to interest expense over the buyback term.	$1,639,500	$-

Secured borrowings from the Chairman of the Board of Directors who purchased a $422,000 customer receivable for $250,000. The Company may buy back the receivable for $291,667 less any cash payments before June 2015. The $41,667 difference between the buyback and cash received plus $25,000 of loan origination fees is being amortized to interest expense over the buyback term.	291,667	-

Unsecured note payable to a former officer of the Company with interest at 15%, due June 2012, currently in default. The note included a $3,000 loan origination fee added to the principal and is convertible into common stock at $0.50 per share.	30,000	33,000

Unsecured note payable to a former officer of the Company with interest at 12%, due September 2013, currently in default, and convertible into common stock at $0.75 per share.	26,721	26,721

Unsecured note payable to an entity controlled by the Company’s Chairman, interest at 12%, due on demand, and convertible into common stock at $0.75 per share. The Company issued 17,500 shares of common stock as loan origination fees. The $26,250 fair value of the common stock is being amortized to interest expense over the term of the note. In December 2013, $160,000 of the note was converted to common stock.	15,000	175,000

Unsecured note payable to an officer of the Company with interest at 12%, due on demand.	13,644	13,644

	2014	2013
Unsecured notes payable to an entity controlled by an officer of the Company with interest at 15%, due September 2013. The Company issued 60,000 shares of common stock (fair value of $93,000) as loan origination fees. The notes and accrued interest were converted to common stock in December 2013.	$-	$600,000

Unsecured note payable to an entity controlled by an officer of the Company with interest at 12%, due September 2013. The Company issued 30,000 shares of common stock (fair value of $38,100) as loan origination fees. The note and accrued interest were converted to common stock in December 2013.	-	300,000

Unsecured note payable to an entity controlled by an officer of the Company with interest at 12%, due September 2013. The Company issued 30,000 shares of common stock (fair value of $37,500) as loan origination fees. The note and accrued interest were converted to common stock in December 2013.	-	300,000

Unsecured notes payable to an entity controlled by an officer of the Company with interest at 12%, due April 2013. The note and accrued interest were converted to common stock in December 2013.	-	200,000

Unsecured note payable with no interest to an entity controlled by an officer of the Company, repaid during the three months ended December 31, 2013.	-	150,000

Unsecured note payable to an entity controlled by an officer of the Company with interest at 12% (18% after due date), due June 2013. The Company issued 5,600 shares of Series D preferred stock (fair value of $56,252) as loan origination fees. The note and accrued interest were converted to common stock in December 2013.	-	82,500

Unsecured notes payable with no interest to an individual related to an officer of the Company, repaid during the three months ended December 31, 2013.	-	10,000

Series B unsecured debenture to an entity controlled by an officer of the Company with interest at 12%, due December 2015. The debenture and accrued interest were converted to common stock during the three months ended December 31, 2013.	-	5,270

Total notes payable, related-party, before discount	2,016,532	1,896,135
Less discount	(346,912)	(3,720)

Total notes payable, related-party	$1,669,620	$1,892,415

11.         Loss on Induced Conversion of Debt and Sale of Common Stock

During 2014 and 2013, the Company offered an induced conversion rate to all debt holders of $0.75 of debt per share of common stock, which was below the market price of the stock.  During the fiscal years ended September 30, 2014 and 2013, debt and accrued interest of approximately $381,000 and $10,004,000, respectively, were converted to shares of common stock.  During the fiscal year ended September 30, 2014, debt and accrued interest due to related parties of approximately $1,946,000 were converted to shares of common stock at $0.60 of debt per share of common stock, which was below the market price of the stock.  The Company also offered the private placement of common stock to existing investors at $0.75 per share, which was below the market price.  The difference between the offered price and the market price of all common stock issued was approximately $114,000 and $9,356,000 for the fiscal years ended September 30, 2014 and 2013, respectively, and is recorded as a loss on induced conversion of debt and sale of common stock.

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

The Company’s embedded derivatives liability is re-measured to fair value as of each reporting date until the contingency is resolved.  See Note 13 for more information about derivatives and the inputs used for calculating fair value

13.         Derivatives Liability

The derivatives liability as of September 30, 2014 and 2013 was $106,444 and $795,151, respectively.  The derivatives liability as of September 30, 2013 was eliminated due to the conversion of notes payable with variable conversion features.  The derivatives liability as of September 30, 2014 is related to a variable conversion price adjustment on the Series F preferred stock.  The conversion price on Series F preferred stock may be adjusted from $1.00 based on the number of subscribers as of December 31, 2014.

During the fiscal year ended September 30, 2014, the Company estimated the fair value of the embedded derivatives prior to their conversion and elimination using a binomial option-pricing model with the following assumptions, according to the instrument: exercise price of $0.35 per share; risk free interest rate of 0.060%; expected life of 0.50 years; expected dividends of 0%; a volatility factor of 104%; and a stock price of $0.24.  The expected lives of the instruments were equal to the average term of the conversion option.  The expected volatility is based on the historical price volatility of the Company’s common stock.  The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.  The Company recognized a gain on derivatives liability for the fiscal year ended September 30, 2014 of $373,293 and a loss for the fiscal year ended September 30, 2013 of $333,406.

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

Series C Convertible Preferred Stock

As of September 30, 2013, the Company had 480,000 shares of Series C convertible preferred stock issued and outstanding (“Series C preferred stock”).  In December 2013, all 480,000 shares of Series C preferred stock were converted to 672,000 shares of common stock.  The conversion rate of 1.4 shares of common stock was greater than the designated conversion rate of one share of common stock and, therefore, the fair value of the additional 192,000 shares was recorded as a deemed dividend. During fiscal year 2014, the Company accrued $11,367 of dividends on Series C preferred stock and settled the accrued dividends by issuing 11,599 shares of common stock.  The Series C preferred stock was non-voting.  During fiscal year 2013, the Company issued 9,062 shares of Series D preferred stock for accrued dividends of $53,992 associated with Series C preferred stock.

Series D Convertible Preferred Stock

The Board of Directors has designated 1,000,000 shares of preferred stock as Series D convertible preferred stock (“Series D preferred stock”).  The Series D preferred stock is voting on an as-converted basis.  The Series D preferred stock has a dividend rate of 8%, payable quarterly.  The Company may redeem the Series D preferred shares at a redemption price equal to 120% of the original purchase price with 15 days notice. In December 2013, 893,218 shares of Series D preferred stock were converted to 6,252,526 shares of common stock.   The conversion rate of 7 shares of common stock was greater than the designated conversion rate of 5 shares of common stock and, therefore, the fair value of the additional 1,786,436 shares was recorded as a deemed dividend. During fiscal year 2014, the Company accrued $84,212 of dividends on Series D preferred stock and settled $77,961 of the accrued dividends by issuing 85,477 shares of common stock.

During fiscal year 2013, the Company accrued $232,834 of dividends on Series D preferred stock and settled the accrued dividends by issuing 5,025 shares of Series D preferred stock and 143,465 shares of common stock.

Series E Convertible Preferred Stock

During fiscal year 2013, the Board of Directors designated shares of preferred stock as Series E convertible preferred stock (“Series E preferred stock”).  Series E preferred stock is convertible into common stock at $1.00 per share, the conversion price is adjustable if there are distributions of common stock or stock splits by the Company.  The designation also provides that the Series E preferred stock is non-voting and receives a monthly dividend of 3.322% for 25 to 32 months.  In addition, the convertibility and the redemption price of the Series E preferred stock is gradually reduced by dividend payments over 25 to 32 months.  After the dividend payment term, the redemption price of Series E preferred stock is $0, the Series E preferred stock has no convertibility to common stock and the holders are entitled to receive a pro-rata share of cumulative royalties totaling 4% of the Company’s gross profits payable quarterly for a two-year period.

During fiscal year 2014, $83,473 of debenture loans and accrued interest converted into 8,347 shares of Series E preferred stock.  During fiscal year 2014, the Company accrued dividends of $320,071 to Series E shareholders.  During fiscal years 2014 and 2013, the Company paid dividends of $258,284 and $17,271, respectively, to Series E shareholders.  As of September 30, 2014 and 2013, the redemption price for the Series E preferred stock was $477,829 and $601,585, respectively.

Series F Convertible Preferred Stock

During fiscal year 2014, the Board of Directors designated 7,803 shares of preferred stock as Series F convertible preferred stock (“Series F preferred stock”).  In April 2014, the Company increased the authorized shares of Series F preferred stock to 10,000.  Series F preferred stock is non-voting, has a stated value of $1,000 and is convertible into common stock at $1.00 per share subject to a milestone adjustment for the number of subscribers as of December 31, 2014 (see Note 12).  The Series F preferred stock has a dividend rate, payable quarterly, of 8% until April 30, 2015, 16% from May 1, 2015 to July 31, 2015, 20% from August 1, 2015 to October 31, 2015 and 25% thereafter.

During the fiscal year ended September 30, 2014, the Company issued 5,361 shares of Series F preferred stock for net proceeds of $3,580,771, after considering $675,229 of related costs, and the conversion of $574,592 of debt and accrued interest.  During fiscal year 2014, the Company accrued dividends of $322,730 to Series F shareholders.  The Company settled $144,030 of dividends plus $3,601 of accrued interest on Series F preferred stock by paying $73,815 in cash and issuing 184,541 shares of common stock.

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

During fiscal year 2014, the Company issued the following shares of common stock:

•	3,712,549 shares to settle notes payable and related accrued interest, the value on the date of grant was $2,447,926;

•	584,100 shares to the Chief Executive Officer for the exercise of a modified stock option agreement (the exercise price was reduced to $0), the change in value due to the modification was $134,897;

•
474,000 shares to a former Chief Executive Officer for the exercise of a modified stock option agreement (the exercise price was reduced to $0), the change in value due to the modification was $400,585;

•
650,000 shares to an entity controlled by an officer of the Company for the exercise of modified stock option agreements (the exercise prices were reduced to $0), the change in value due to the modification was $41,311 and the shares vest quarterly over two years;

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

•
447,500 shares for employee compensation for future services, the value on the date of grant was $256,800 and the shares vest quarterly over two years.  87,500 shares, with a value of $42,000 at the date of grant, were forfeited during fiscal year 2014;

•	4,072,334 shares to an entity controlled by an officer of the Company for future services, the value on the date of grant was $1,954,720 and the shares vest quarterly over two years.

The fair value of unvested common stock as of September 30, 2014 was $4,125,863.

16.         Common Stock Options and Warrants

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

During fiscal years 2014 and 2013, the Company measured the fair value of the warrants using a binomial valuation model with the following assumptions:

	2014	2013
Exercise price	$0.50 - $1.40	$0.75 - $10.00
Expected term (years)	1 - 3	1.5 - 2.5
Volatility	101% - 216%	219% - 298%
Risk-free rate	0.11% - 0.92%	0.23% - 0.88%
Dividend rate	0%	0%

During the fiscal year ended September 30, 2014, the Company granted the following common stock options and warrants:

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

•	Options to purchase 90,000 shares were granted to two related parties for services, with an exercise price of $1.10 per share. The options expire in June 2019.

During the fiscal year ended September 30, 2014, the Company modified the exercise price of options and warrants previously issued to current employees and officers to $0.50 per share.  The Company recognized additional expense of $71,942 and deferred $7,960 over the remaining vesting period of the options and warrants.

The following table summarizes information about stock options and warrants outstanding as of September 30, 2014:

Options and Warrants	Number of Options and Warrants	Weighted-Average Exercise Price
Outstanding as of October 1, 2013	3,598,554	$1.33
Granted	9,148,122	1.03
Exercised	(1,723,100)	0.89
Forfeited	(32,000)	1.00
Outstanding as of September 30, 2014	10,991,576	1.05
Exercisable as of September 30, 2014	9,061,576	1.17

As of September 30, 2014, the outstanding warrants have an aggregate intrinsic value of $0, the weighted average remaining term of the warrants was 3.88 years, and the fair value of unvested stock options and warrants was $383,379.

17.         Segment Information

The Company operated two business segments during fiscal year 2014 based primarily on the nature of the Company’s products. The Chronic Illness Monitoring segment is engaged in the business of developing, distributing and marketing mobile monitoring of patient vital signs and physical activity to insurance companies, disease management companies, third-party administrators, and self-insured companies.  The customer contracts and equipment leased to customers of the CareServices segment were sold in December 2014.  The CareServices segment was engaged in the business of developing, distributing and marketing mobile health monitoring and concierge services to distributors and consumers. The Company previously operated a reagents business which was sold in June 2013.  The Company no longer holds any ownership interest in the reagents business.

At the corporate level, the Company raises capital and provides for the administrative operations of the Company as a whole.

The following table reflects certain financial information relating to each reportable segment for fiscal years 2014 and 2013:

	Corporate	Chronic Illness Monitoring	CareServices	Reagents	Total
Fiscal year ended September 30, 2014
Sales to external customers	$-	$6,107,941	$1,003,238	$-	$7,111,179
Segment loss	(9,957,268)	(2,051,752)	(1,452,567)	-	(13,461,587)
Interest expense, net	1,936,039	-	-	-	1,936,039
Segment assets	550,370	4,134,403	737,012	-	5,421,785
Fixed assets and leased equipment purchases	70,603	-	-	-	70,603
Depreciation and amortization	92,823	57,220	972,819	-	1,122,862

Fiscal year ended September 30, 2013
Sales to external customers	$-	$4,245,404	$1,660,544	$351,645	$6,257,593
Segment loss	(21,986,526)	(1,966,613)	(3,179,151)	(5,312)	(27,137,602)
Interest expense, net	5,583,932	-	-	-	5,583,932
Segment assets	600,892	7,416,759	2,291,121	-	10,308,772
Fixed assets and leased equipment purchases	243,273	-	241,527	888	485,688
Depreciation and amortization	124,269	114,440	984,663	9,362	1,232,734

18.          Income Taxes

As of September 30, 2014, the Company had net operating loss carryforwards available to offset future taxable income, if any, of approximately $64,000,000, which will begin to expire in 2027.  The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.  The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carryforwards.  For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place.  The Company will perform an analysis to determine whether any such limitations have occurred as the net operating losses are utilized.

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

Deferred income taxes are determined based on the estimated future effects of differences between the consolidated financial reporting and income tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws and the tax rates expected to be in place.  For fiscal years 2014 and 2013, the Company’s expected federal tax rate was 34%.

The deferred income tax assets (liabilities) were comprised of the following as of September 30:

	2014	2013
Net operating loss carryforwards	$23,858,000	$19,892,000
Depreciation, amortization and reserves	1,515,000	453,000
Stock-based compensation	2,007,000	1,863,000
Accrued vacation	53,000	2,000
Valuation allowance	(27,433,000)	(22,210,000)
Total	$-	$-

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company’s benefit for income taxes for fiscal years 2014 and 2013 were as follows:

	2014	2013
Federal income tax benefit at statutory rate	$4,577,000	$9,227,000
State income tax benefit, net of federal income tax effect	444,000	896,000
Non-deductible expenses	67,000	(954,000)
Other	135,000	-
Change in valuation allowance	(5,223,000)	(9,169,000)
Benefit for income taxes	$-	$-

During fiscal years 2014 and 2013, the Company recognized no interest or penalties, and there were no changes in unrecognized tax benefits from tax positions taken or from lapsed statutes of limitations.  There were no settlements with taxing authorities.  As of September 30, 2014, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate, and there are no positions that are anticipated to significantly increase or decrease.  The Company had no tax examinations beginning, ending, or remaining in process as of and for the years ended September 30, 2014 and 2013.  Tax returns for fiscal years subsequent to 2010 remain subject to examination.

19.        Commitments and Contingencies

The Company leases office space under non-cancelable operating leases.  Future minimum rental payments under non-cancelable operating leases as of September 30, 2014 were as follows:

Years Ending September 30,
2015	$308,330
2016	317,580
2017	327,107
2018	280,077

$1,233,094

The Company’s rent expense for facilities held under non-cancelable operating leases for fiscal years 2014 and 2013 was approximately $279,000 and $225,000, respectively.

In May 2013, the Company entered into a settlement agreement and patent license agreement and an agreed motion was filed to dismiss all claims of a lawsuit.  The final payment required by the settlement agreement and patent license patent agreement was made in December 2013.

20.         Subsequent Events

+Subsequent to September 30, 2014 and through the release date of this report, the Company entered into the following agreements and transactions:

(1)	In October 2014, the Company issued or the Board of Directors has approved the issuance of 1,692,810 shares of common stock to employees for services with vesting ranging from immediate to two years.

(2)	In October 2014, the Company issued 18,522 shares of common stock to settle accrued dividends for Series D preferred stock.

(3)
In November 2014, the Company amended an existing agreement related to investor relations services, contingent upon the elimination of the Series F Preferred stock.  The amendment extends the agreement by two years and would require the Company to issue a total of 3,000,000 shares of its common stock over the extended term.

(4)
In November 2014, the Company amended an existing agreement with one of its customers which would require the Company to issue up 2,250,000 shares of its common stock to the customer.  The number of shares to be issued is based on the customer meeting certain milestones for the number of end users who receive Chronic Illness
Monitoring products and services through January 2016.

(5)
In November 2014, the Company entered into a consulting agreement with a third party which would require the Company to issue up 750,000 shares of its common stock to the third party.  The third party will consult the Company on matters regarding sales to a specific customer.  The number of shares to be issued is based on the customer meeting certain milestones for the number of end users who receive Chronic Illness products and services through January 2016.

(6)
In November 2014, the Company sold $130,000 of future customer receipts to a third party for $100,000 in cash.  The $30,000 difference between the payment amount and cash received is being amortized to interest expense over the expected term.

(7)
In December 2014, the Company sold substantially all of its CareServices customer contracts and equipment leased to customers associated with its CareServices segment to a third party.  Additional equipment in stock was sold to the buyer pursuant to a written invoice.  The purchase price included a cash payment of $412,280 for the customer contracts and $66,458 for the equipment in stock.

(8)
In January 2015, the Company modified the note payable secured by CareServices customer contracts to reduce the outstanding principal to $375,000, interest at 9%, and payable in 15 monthly installments beginning in February 2015.  The note payable is guaranteed by the Chairman of the Board of Directors and another member of the Board of Directors.

(9)
In November 2014, the Company entered into a note payable with an entity controlled its Chairman of the Board of Directors to covert $396,667 of advances and notes payable into one promissory note, interest at 0%, and due on demand.

(10)	In October and December 2014, the Company received advances totaling $305,000 from entities controlled by a member the Board of Directors.