Form 10-Q
period 2014-12-31
ACTIVECARE, INC.
filed 2015-02-23
CIK 1429896

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of February 23, 2015, the registrant had 48,131,114 shares of common stock outstanding.

ActiveCare, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	December 31,	September 30,
	2014	2014
Assets

Current assets:
Cash	$396,388	$197,027
Accounts receivable, net	1,089,112	1,635,660
Inventory	1,412,166	1,649,320
Prepaid expenses and other	135,801	141,087
Assets of discontinued operations	-	712,403

Total current assets	3,033,467	4,335,497

Goodwill	825,894	825,894
Property and equipment, net	204,313	220,076
Deposits and other assets	29,594	29,594
Domain name, net	10,546	10,724

Total assets	$4,103,814	$5,421,785

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (continued)

	December 31,	September 30,
	2014	2014
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,175,364	$4,549,451
Accounts payable, related party	1,303,414	1,109,775
Accrued expenses	1,479,371	1,451,331
Notes payable, related party	1,979,775	1,669,620
Current portion of notes payable	1,578,836	1,212,937
Dividends payable	435,674	246,738
Derivatives liability	-	106,444

Total current liabilities	10,952,434	10,346,296

Notes payable, net of current portion	-	219,048

Total liabilities	10,952,434	10,565,344

Stockholders’ deficit:
Preferred stock, $.00001 par value: 10,000,000 shares authorized; 45,000 shares of Series D; 70,070 shares of Series E; and 5,361 shares of Series F outstanding	1	1
Common stock, $.00001 par value: 200,000,000 shares authorized; 47,176,683 and 45,815,351 shares outstanding, respectively	472	458
Additional paid-in capital, common and preferred	74,424,246	73,183,429
Accumulated deficit	(81,273,339)	(78,327,447)

Total stockholders’ deficit	(6,848,620)	(5,143,559)

Total liabilities and stockholders’ deficit	$4,103,814	$5,421,785

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	December 31,
	2014	2013

Chronic illness monitoring revenues	$1,508,091	$2,009,766

Chronic illness monitoring cost of revenues	1,117,223	1,141,639

Gross profit	390,868	868,127

Operating expenses:
Selling, general and administrative (including $1,169,977 and $572,194, respectively, of stock-based compensation)	2,351,459	2,360,350
Research and development	45,198	75,291

Total operating expenses	2,396,657	2,435,641

Loss from operations	(2,005,789)	(1,567,514)

Other income (expense):
Gain on derivatives liability	106,444	479,737
Loss on induced conversion of debt and sale of common stock	-	(114,098)
Interest expense, net	(350,536)	(1,269,076)
Other income (expense)	-	2,368

Total other income (expense)	(244,092)	(901,069)

Loss from continuing operations	(2,249,881)	(2,468,583)

Loss from discontinued operations	(272,982)	(302,783)

Net loss	(2,522,863)	(2,771,366)

Deemed dividends on conversion of preferred stock to common stock	-	(2,234,924)
Dividends on preferred stock	(195,187)	(153,013)

Net loss attributable to common stockholders	$(2,718,050)	$(5,159,303)

Net loss per common share - basic and diluted
Continuing operations	$(0.05)	$(0.19)
Discontinued operations	(0.01)	(0.01)

Net loss per common share	$(0.06)	$(0.20)

Weighted average common shares outstanding – basic and diluted	47,162,000	25,302,000

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(2,522,863)	$(2,771,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	249,606	295,582
Gain on derivatives liability	(106,444)	(479,737)
Stock-based compensation expense	453,565	512,193
Stock and warrants issued for services	716,412	60,001
Stock and warrants issued for interest expense	-	785,454
Amortization of debt discounts	306,711	494,853
Loss on induced conversion of debt and sale of common stock	-	114,098
Changes in operating assets and liabilities:
Accounts receivable	546,548	382,013
Inventory	237,154	(129,936)
Prepaid expenses and other	(26,664)	(30,239)
Accounts payable	(102,823)	(1,914,788)
Accrued expenses	(78,874)	(46,701)
Deposits and other assets	-	53,470
Net cash used in operating activities	(327,672)	(2,675,103)

Cash flows from investing activities:
Purchases of property and equipment	-	(51,648)
Proceeds from sale of discontinued operations	478,738	-
Net cash provided by (used in) investing activities	478,738	(51,648)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	100,000	500,000
Proceeds from sale of preferred stock, net	-	2,770,771
Proceeds from issuance of related-party notes payable, net	-	605,000
Principal payments on notes payable	(51,705)	(307,396)
Principal payments on related-party notes payable	-	(633,000)
Payment of dividends	-	(78,394)
Net cash provided by financing activities	48,295	2,856,981

Net increase in cash	199,361	130,230
Cash, beginning of the period	197,027	223,835

Cash, end of the period	$396,388	$354,065

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Three Months Ended
	December 31,
	2014	2013
Supplemental Cash Flow Information:
Cash paid for interest	$2,605	$67,050

Non-Cash Investing and Financing Activities:
Dividends on preferred stock and related interest	$195,187	$91,340
Conversion of related-party accounts payable and accrued liabilities to related-party notes payable	105,000	-
Issuance of stock for dividends	6,251	62,130
Related-party notes payable converted to common stock	-	1,782,738
Notes payable converted to preferred stock	-	633,254
Issuance of stock and options for loan origination fees	-	370,633
Liability to issue shares of common stock for loan origination fees	-	234,793

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.             Basis of Presentation

The unaudited interim condensed consolidated financial statements of ActiveCare, Inc. (the “Company” or “ActiveCare”) have been prepared in accordance with Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2014 and September 30, 2014, and the results of its operations and its cash flows for the three months ended December 31, 2014 and 2013.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.  The results of operations for the three months ended December 31, 2014 may not be indicative of the results for the full fiscal year ending September 30, 2015.

Going Concern

The Company continues to incur negative cash flows from operating activities and net losses.  The Company had negative working capital and negative total equity as of September 30, 2014 and December 31, 2014 and is in default with respect to certain debt.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order for the Company to eliminate substantial doubt about its ability to continue as a going concern, it must achieve profitability, generate positive cash flows from operating activities and obtain the necessary debt or equity funding to meet its projected capital investment requirements.  Management’s plans with respect to this uncertainty consist of raising additional capital by issuing debt or equity securities and increasing the sales of the Company’s products and services.  There can be no assurance that the Company will be able to raise sufficient additional capital or that revenues will increase rapidly enough to offset operating losses.  If the Company is unable to increase revenues or obtain additional financing, it will be unable to continue the development of its products and services and may have to cease operations.

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

2.             Restatement and Amendment of Previously Reported Financial Information

The Company restated its consolidated financial statements as of and for the fiscal year ended September 30, 2013 and its condensed consolidated financial statements as of and for the three months ended December 31, 2013 to correct the accounting related to revenue recognition for chronic illness monitoring supplies shipped to distributors, as contained in its Form 10-K/A and Form 10-Q/A filed with the Securities and Exchange Commission on November 12, 2014.  Specifically, the Company determined it was better practice to defer revenue recognition until the products are shipped to the end users as opposed to the distributors, even though the distributors had taken title to the products and there were no significant rights of return.  The corrections deferred the recognition of revenue until later periods and did not impact cash flows related to these transactions.

The consolidated financial statements as of and for the fiscal year ended September 30, 2013 were restated to properly reflect revenue, cost of revenue, inventory and other related balance sheet accounts related to the Chronic Illness Monitoring segment. See Form 10-K/A and Form 10-Q/A filed on November 12, 2014 for reconciliations of the amounts as originally reported to the corresponding restated amounts.

3.             Discontinued Operations

In December 2014, the Company sold substantially all of its customer contracts and equipment leased to customers associated with its CareServices segment.  Additional equipment in stock was sold to the buyer pursuant to a written invoice.  The purchase price included a cash payment of $412,280 for the customer contracts and $66,458 for the equipment in stock.  The sale included all segment assets that generated revenue related to the CareServices segment.  The Company no longer holds any ownership interest in these assets and has ceased incurring costs related to the operations and development of the CareServices segment.  The debt secured by the CareServices customer contracts was amended in January 2015 and remains an obligation of the Company (see Note 21).  There were no material liabilities of discontinued operations.  Assets of discontinued operations consist of the following as of:

	December 31, 2014	September 30, 2014
Customer contracts, net (Note 8)	$-	$569,250
Equipment leased to customers, net (Note 10)	-	111,435
Patents, net (Note 9)	-	31,718

Total assets of discontinued operations	$-	$712,403

As a result of the sale of the CareServices assets, the Company has reflected the segment as discontinued operations in the consolidated financial statements for three months ended December 31, 2014 and 2013.  The following table summarizes certain operating data for discontinued operations for the three months ended:

	December 31, 2014	December 31, 2013
Revenues	$141,523	$348,791

Cost of revenues	203,294	302,224

Gross profit (loss)	(61,771)	46,567

Selling, general and administrative expenses	(211,211)	(349,350)

Loss from discontinued operations	$(272,982)	$(302,783)

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

Common share equivalents consist of shares issuable upon the exercise of common stock warrants, shares issuable from restricted stock grants, and shares issuable from convertible notes and convertible Series C, Series D, Series E and Series F preferred stock.  As of December 31, 2014 and 2013, there were 27,905,091 and 15,947,310 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS as their effect would be anti-dilutive.  The common stock equivalents outstanding consist of the following as of:

	December 31, 2014	December 31, 2013
Common stock options and warrants	10,991,576	10,648,676
Series D convertible preferred stock	225,000	225,000
Series E convertible preferred stock	477,830	623,384
Series F convertible preferred stock	16,065,328	4,353,000
Convertible debt	135,607	80,000
Restricted shares of common stock	9,750	17,250

Total common stock equivalents	27,905,091	15,947,310

5.             Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 states that only disposals representing strategic shifts in operations that have, or will have, a major effect on an entity’s operations should be reported as discontinued operations when any of the following occurs: The component of an entity or group of components of an entity is classified as held for sale, the component of an entity or group of components of an entity is disposed of by sale, or the component of an entity or group of components of an entity is disposed of other than by sale. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014, and interim periods therein.  Early adoption is not permitted.  The Company is currently assessing the impact, if any, of implementing this guidance on its consolidated financial position and results of operations.

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

6.             Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables and changes in payment histories.  Accounts receivable are written off when management determines the likelihood of collection is remote.  A receivable is considered to be past due if any portion of the receivable balance has not been received by the contractual payment date.  Interest is not charged on accounts receivable that are past due.  The Company recorded an allowance for doubtful accounts of $115,994 as of December 31, 2014 and September 30, 2014.

7.             Inventory

Inventory is recorded at the lower of cost or market, cost being determined using the first-in, first-out (“FIFO”) method and consists of diabetic supplies.  Inventory held by distributors is reported as inventory until the supplies are shipped to the end user by the distributor.  The Company estimates an inventory reserve for obsolescence and excessive quantities.  Due to competitive pressures and technological innovation, it is possible that estimates of net realizable values could change in the near term.  Inventory consists of the following as of:

	December 31, 2014	September 30, 2014
Finished goods	$504,079	$589,423
Finished goods held by distributors	2,550,238	2,720,626
Total inventory	3,054,317	3,310,049

Inventory reserve	(1,642,151)	(1,660,729)

Net inventory	$1,412,166	$1,649,320

8.             Customer Contracts

The Company was amortizing Chronic Illness Monitoring customer contracts acquired during 2012 over their estimated useful lives (through 2014).  As of December 31, 2014 and September 30, 2014, the cost associated with these customer contracts was $214,106 and the accumulated amortization was $214,106.  Amortization expense related to these contracts for the three months ended December 31, 2014 and 2013 was $0 and $28,610, respectively.

The Company sold substantially all of the CareServices customer contracts during December 2014 (see Note 3).  The Company impaired the CareServices customer contracts as of September 30, 2014 by $89,460.  As of December 31, 2014 and September 30, 2014, customer contracts totaled $0 and $2,066,316, respectively, and the related accumulated amortization was $0 and $1,497,067, respectively.  Amortization expense related to the CareServices segment for each of the three months ended December 31, 2014 and 2013 was $179,648.

9.             Patents

The Company is amortizing its patents over their remaining useful lives.  Amortization expense for each of three months ended December 31, 2014 and 2013 was $31,718.  The Company impaired the patents as of September 30, 2014 by $408,332.  As of December 31, 2014 and September 30, 2014, the cost associated with the patents was $514,046 and the accumulated amortization was $514,046 and $482,328, respectively.

10.           Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets, which range between 3 and 7 years.  Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the terms of the lease.  Expenditures for maintenance and repairs are expensed as incurred.  Upon the sale or disposal of property and equipment, any gains or losses are included in operations.  Property and equipment consist of the following as of:
	December 31, 2014	September 30, 2014
Leasehold improvements	$151,287	$151,287
Software	100,574	100,574
Furniture	69,776	69,776
Equipment	54,732	54,732
Total property and equipment	376,369	376,369

Accumulated depreciation and amortization	(172,056)	(156,293)

Property and equipment, net	$204,313	$220,076

Assets to be disposed of are reported at the lower of their carrying amounts or fair values, less the estimated costs to sell or dispose.  During December 2014, the Company sold all of its equipment leased to customers (see Note 3).  Depreciation expense for the three months ended December 31, 2014 and 2013 was $38,061 and $54,185, respectively.

11.           Accrued Expenses

Accrued expenses consist of the following as of:
	December 31, 2014	September 30, 2014
Liability to issue common stock	$654,003	$522,087
Commissions and fees	359,814	453,744
Payroll expense	237,388	308,529
Interest	100,312	59,091
Deferred rent	88,181	89,346
Other	39,673	18,534

Total accrued expenses	$1,479,371	$1,451,331

12.           Notes Payable

The Company had the following notes payable outstanding as of:

	December 31, 2014	September 30, 2014
Note payable secured by CareServices customer contracts, imputed interest rate of 12%, monthly installments over a 38-month term. In March 2013, the Company issued 15,000 shares of common stock to extend the term of the note. The $24,000 fair value of the common stock is being amortized to interest expense over the remaining term of the note. In January 2015, the note was amended (see Note 21).	$1,103,841	$1,103,841

Secured borrowings from third parties that purchased a $337,600 customer receivable for $200,000. The Company may buy back the receivable for $233,333 less cash received by the third parties before June 2015. The $33,333 difference between the buyback and cash received plus $20,000 of commission paid to a related party, is being amortized to interest expense over the buyback term.	233,333	233,333

Unsecured note payable with no interest, due March 2015. In connection with the issuance of the note, the Company issued warrants to purchase 450,000 shares of common stock. The $143,634 fair value of the common stock is being amortized to interest expense over the term of the note. The note also requires a payment of 667,000 shares of common stock at the end of the term (fair value of $230,293), which is recorded as an accrued expense.	200,000	200,000

Secured borrowings from a third party that purchased $130,000 of customer receipts for $100,000. The $30,000 difference between the customer receipts and cash received plus $3,000 of commission paid to a related party, is being amortized to interest expense over the term of the note.	78,296	-

	December 31, 2014	September 30, 2014
Unsecured notes with interest at 15% (18% after due date), due April 2013. The Company issued 20,000 shares of Series D preferred stock as loan origination fees. The $195,000 fair value of the preferred stock was amortized over the original term of the note. Principal of $50,000 and accrued interest of $13,333 were converted to common stock in December 2013.	$64,261	$64,261

Total notes payable before discount	1,679,731	1,601,435
Less discount	(100,895)	(169,450)

Total notes payable	1,578,836	1,431,985
Less current portion	(1,578,836)	(1,212,937)

Notes payable, net of current portion	$-	$219,048

13.           Related-Party Notes Payable

The Company had the following related-party notes payable outstanding as of:

	December 31, 2014	September 30, 2014
Secured borrowings from entities controlled by an officer of the Company that purchased a $2,813,175 customer receivable for $1,710,500. The Company may buy back the receivable for $1,950,000 less cash received by the entities before March 2015. The $239,500 difference between the buyback and cash received plus $253,500 of loan origination fees is being amortized to interest expense over the buyback term.	$1,639,500	$1,639,500

Unsecured note payable to the Executive Chairman of the Board of Directors with no interest, due on demand.	396,667	-

Unsecured note payable to a former officer of the Company with interest at 15%, due June 2012, currently in default. The note included a $3,000 loan origination fee added to the principal and is convertible into common stock at $0.50 per share.	30,000	30,000

Unsecured note payable to a former officer of the Company with interest at 12%, due September 2013, currently in default, and convertible into common stock at $0.75 per share.	26,721	26,721

Unsecured note payable to an entity controlled by the Company’s Executive Chairman of the Board of Directors, interest at 12%, due on demand, and convertible into common stock at $0.75 per share. The Company issued 17,500 shares of common stock as loan origination fees. The $26,250 fair value of the common stock was amortized to interest expense over the original term of the note, through September 2013. In December 2013, $160,000 of the note was converted to common stock.	15,000	15,000

	December 31, 2014	September 30, 2014
Unsecured note payable to an officer of the Company with interest at 12%, due on demand.	$13,644	$13,644

Secured borrowings from the Executive Chairman of the Board of Directors who purchased a $422,000 customer receivable for $250,000. The Company may buy back the receivable for $291,667 less cash received by the Executive Chairman before June 2015. The $41,667 difference between the buyback and cash received plus $25,000 of loan origination fees was to be amortized to interest expense over the buyback term. In November 2014, the secured borrowings and other advances were converted into an unsecured note payable to the same related party and the remaining discount balance was expensed.	-	291,667

Total notes payable, related-party, before discount	2,121,532	2,016,532
Less discount	(141,757)	(346,912)

Total notes payable, related-party	$1,979,775	$1,669,620

14.           Fair Value Measurements

The Company measured the fair values of its assets and liabilities using the US GAAP hierarchy levels as follows:

Level 1	The Company does not have any Level 1 inputs available to measure its assets.
Level 2	The Company’s embedded derivative liabilities are measured on a recurring basis using Level 2 inputs.
Level 3	The Company’s goodwill is measured using Level 3 inputs.

The Company’s embedded derivative liabilities are re-measured to fair value as of each reporting date until the contingency is resolved.  See Note 15 for more information about derivatives and the inputs used for calculating fair value.

15.           Derivatives Liability

The derivatives liability as of December 31, 2014 and September 30, 2014 was $0 and $106,444, respectively.  The derivatives liability as of September 30, 2014 is related to a variable conversion price adjustment on the Series F preferred stock.  The derivatives liability as of December 31, 2014 was eliminated due to the conversion price on Series F preferred stock being adjusted from $1.00 to $0.3337 based on the number of subscribers as of December 31, 2014.

During the fiscal year ended September 30, 2014, the Company estimated the fair value of the embedded derivatives prior to their conversion and elimination using a binomial option-pricing model with the following assumptions, according to the instrument: exercise price of $0.35 per share; risk free interest rate of 0.060%; expected life of 0.50 years; expected dividends of 0%; a volatility factor of 104%; and a stock price of $0.24.  The expected lives of the instruments were equal to the average term of the conversion option.  The expected volatility is based on the historical price volatility of the Company’s common stock.  The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.  The Company recognized a gain on derivatives liability for the three months ended December 31, 2014 and 2013 of $106,444 and $479,737, respectively.

16.           Preferred Stock

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

Series C Convertible Preferred Stock

As of September 30, 2013, the Company had 480,000 shares of Series C convertible preferred stock issued and outstanding (“Series C preferred stock”).  In December 2013, all 480,000 shares of Series C preferred stock were converted to 672,000 shares of common stock.  The conversion rate of 1.4 shares of common stock was greater than the designated conversion rate of one share of common stock and, therefore, the fair value of the additional 192,000 shares was recorded as a deemed dividend. During the three months ended December 31, 2013, the Company accrued $11,367 of dividends on Series C preferred stock and settled the accrued dividends by issuing 11,599 shares of common stock.  The Series C preferred stock was non-voting.

Series D Convertible Preferred Stock

The Board of Directors has designated 1,000,000 shares of preferred stock as Series D convertible preferred stock (“Series D preferred stock”).  The Series D preferred stock is voting on an as-converted basis.  The Series D preferred stock has a dividend rate of 8%, payable quarterly.  The Company may redeem the Series D preferred shares at a redemption price equal to 120% of the original purchase price with 15 days notice. During the three months ended December 31, 2013, 893,218 shares of Series D preferred stock were converted to 6,252,526 shares of common stock.   The conversion rate of seven shares of common stock per preferred share was greater than the designated conversion rate of five shares of common stock per preferred share and, therefore, the fair value of the additional 1,786,436 shares was recorded as a deemed dividend. During the three months ended December 31, 2014, the Company accrued $6,251 of dividends on Series D preferred stock and settled $6,251 of accrued dividends by issuing 18,522 shares of common stock.

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

During the three months ended December 31, 2014 and 2013, the Company accrued dividends of $81,716 and $83,473, respectively, to Series E shareholders.  During the three months ended December 31, 2014 and 2013, the Company paid dividends of $0 and $83,473, respectively, to Series E shareholders.  As of December 31, 2014 and September 30, 2014, the redemption price for the Series E preferred stock was $477,829.

Series F Convertible Preferred Stock

During fiscal year 2014, the Board of Directors designated 7,803 shares of preferred stock as Series F convertible preferred stock (“Series F preferred stock”).  In April 2014, the Company increased the authorized shares of Series F preferred stock to 10,000.  Series F preferred stock is non-voting, has a stated value of $1,000 and was originally convertible into common stock at $1.00 per share subject to a milestone adjustment for the number of subscribers.  As of December 31, 2014, the Company had 16,686 subscribers after the CareServices customer contracts were sold (Note 3) and adjusted the conversion price from $1.00 to $0.3337 per common share, according to the milestone adjustment provision.  The Series F preferred stock has a dividend rate, payable quarterly, of 8% until April 30, 2015, 16% from May 1, 2015 to July 31, 2015, 20% from August 1, 2015 to October 31, 2015 and 25% thereafter.

During the three months ended December 31, 2014, the Company accrued dividends of $107,220 to Series F shareholders.

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

17.           Common Stock

In April 2014, the Company amended its Certificate of Incorporation increasing the total number of authorized shares of common stock from 50,000,000 shares to 200,000,000 shares.

During the three months ended December 31, 2014, the Company issued 1,361,332 shares of common stock as follows:

●	290,000 shares to the Interim Chief Executive Officer for future services, the value on the date of grant was $69,600 and the shares vest quarterly over two years;

●	1,052,810 shares for employee compensation for past services and bonuses, the value on the date of grant was $252,674;

●	18,522 shares to settle accrued dividends for Series D preferred stock, the value on the date of grant was $6,251.

The fair value of unvested common stock as of December 31, 2014 was $3,554,482.

18.           Common Stock Options and Warrants

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

During the three months ended December 31, 2014, the Company did not grant any common stock options or warrants.

During the three months ended December 31, 2013, the Company measured the fair value of the warrants using a binomial valuation model with the following assumptions:

December 31, 2013
Exercise price	$0.95 - $1.10
Expected term (years)	2 - 3
Volatility	214% - 216%
Risk-free rate	0.28% - 0.68%
Dividend rate	0%

The following table summarizes information about stock options and warrants outstanding as of December 31, 2014:

Options and Warrants	Number of Options and Warrants	Weighted-Average Exercise Price
Outstanding as of October 1, 2014	10,991,576	$1.05
Granted	-
Exercised	-
Forfeited	-
Outstanding as of December 31, 2014	10,991,576	1.05
Exercisable as of December 31, 2014	9,061,576	1.17

As of December 31, 2014, the outstanding warrants have an aggregate intrinsic value of $0, the weighted average remaining term of the warrants was 3.63 years, and the fair value of unvested stock options and warrants was $270,298.

19.           Segment Information

The Company operated two business segments during the three months ended December 31, 2014 based primarily on the nature of the Company’s products. The Chronic Illness Monitoring segment is engaged in the business of developing, distributing and marketing mobile monitoring of patient vital signs and physical activity to insurance companies, disease management companies, third-party administrators, and self-insured companies.  The customer contracts and equipment leased to customers of the CareServices segment were sold in December 2014.  The CareServices segment was engaged in the business of developing, distributing and marketing mobile health monitoring and concierge services to distributors and consumers.

At the corporate level, the Company raises capital and provides for the administrative operations of the Company as a whole.

The following table reflects certain financial information relating to each reportable segment as of December 31, 2014 and 2013 and for the three months then ended:

	Corporate	Chronic Illness Monitoring	CareServices (Discontinued Operations)	Total
As of December 31, 2014 and for the Three Months Then Ended
Sales to external customers	$-	$1,508,091	$141,523	$1,649,614
Segment loss	(2,344,677)	94,796	(272,982)	(2,522,863)
Interest expense, net	350,536	-	-	350,536
Segment assets	689,072	3,414,742	-	4,103,814
Depreciation and amortization	15,941	-	233,664	249,605

As of December 31, 2013 and for the Three Months Then Ended
Sales to external customers	$-	$2,009,766	$348,791	$2,358,557
Segment loss	(2,796,700)	328,117	(302,783)	(2,771,366)
Interest expense, net	1,269,076	-	-	1,269,076
Segment assets	615,490	7,191,387	2,099,225	9,906,102
Fixed assets and leased equipment purchases	51,648	-	-	51,648
Depreciation and amortization	29,833	28,610	237,139	295,582

20.           Commitments and Contingencies

The Company leases office space under non-cancelable operating leases.  Future minimum rental payments under non-cancelable operating leases as of December 31, 2014 are as follows:

Years Ending September 30,
2015 (nine months)	$ 232,573
2016	317,580
2017	327,107
2018	280,077

$ 1,157,337

The Company’s rent expense for facilities held under non-cancelable operating leases for the three months ended December 31, 2014 and 2013 was approximately $76,000 and $75,000, respectively.

21.           Subsequent Events

Subsequent to December 31, 2014 and through the release date of this report, the Company entered into the following agreements and transactions:

(1)
In January 2015, the Company modified the note payable secured by CareServices customer contracts to reduce the outstanding principal to $375,000, with interest at 9%, and payable in 15 monthly installments beginning in February 2015.  The lender released the collateralized customer contracts and the modified note payable is guaranteed by the Executive Chairman of the Board of Directors and another member of the Board of Directors.

(2)
In January 2015, the Company sold $260,000 of future customer receipts to a third party for $200,000 in cash.  The $60,000 difference between the future customer receipts and cash received by the Company is being amortized to interest expense over the term of the note.

(3)	In January 2015, the Company’s Board of Directors granted the issuance of 586,999 fully vested shares of common stock to employees for services.

(4)	In February 2015, the Company issued 17,432 shares of common stock to settle accrued dividends for Series D preferred stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader better understand our operations and our present business environment.  This MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements for the fiscal years ended September 30, 2014 and 2013, and the accompanying notes thereto, contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 and our unaudited condensed consolidated financial statements for the three months ended December 31, 2014, and the accompanying notes thereto, contained in this Quarterly Report on Form 10-Q. Unless otherwise indicated, the terms “ActiveCare,” the “Company,” “we,” and “our” refer to ActiveCare, Inc., a Delaware corporation and its subsidiaries.

Overview

ActiveCare, Inc. was formed March 5, 1998 as a wholly owned subsidiary of SecureAlert, Inc. dba Track Group [OTCQB: SCRA], a Utah corporation (“SecureAlert”).  We were spun off from SecureAlert in February 2009.  Effective July 15, 2009, we changed our name to ActiveCare, Inc., and our state of incorporation to Delaware. Our fiscal year ends on September 30.

In fiscal year 2012, we launched a product line focused on technology for assisting the chronically ill.  Our focus is on markets addressing chronic conditions and disease states.  Remote patient monitoring (“RPM”) is a technology to enable monitoring of patient vital signs and physical functions outside of conventional clinical settings (e.g., in the home, work or travel).  Physiological data such as blood sugar levels, blood pressure, pulse rate, and blood oxygen levels are collected by sensors on medical peripheral devices.  Examples of these devices include glucometers, blood pressure cuffs, weight scales, and pulse oximeters.  The data is stored for future assessment or transmitted to healthcare providers or third parties via wireless telecommunication devices.  Disease states targeted by RPM technology providers typically include diabetes, congestive heart failure, sleep apnea, activity monitoring, and diet management.  The primary focus has been on those patients diagnosed with diabetes.  We believe that we can improve the lives of the chronically ill through the use of technology, while reducing the cost of care.  Central to these efforts is our “CareCenter.”  This service is designed to monitor and track patients’ health conditions and chronic illnesses on a real time basis.  As part of these efforts we have staffed this CareCenter with trained specialists to assist the chronically ill in managing their daily lives; 24 hours per day, seven days per week.  In order for the CareCenter to service our customers, we have developed and continue to develop products and technologies designed to improve the health of the chronically ill.

With U.S. healthcare costs increasing annually, we believe that cost containment is a primary issue facing the industry. These escalating costs will only intensify as the baby-boom generation ages.  We believe the ability to monitor chronic illness in the home will mitigate health care costs for the chronically ill and the elderly.  Through the technologies we are developing, we believe we can both enhance lives and provide peace of mind with the knowledge that vital signs are being monitored.  At the same time we believe we can save millions of dollars in the health care sector as we identify problems and issues before they become crises.

We believe that through the technologies we have already developed and are continuing to develop, we can enhance the lives not only of the growing diabetic segment of today’s population, but also the lives of other segments of the population, such as those with other chronic illnesses.

Recent Developments

We have financed operations primarily through the sale of equity securities, long-term debt and short-term debt.  Until revenues are sufficient to meet our needs, we will attempt to secure financing through equity or debt securities.  We continue to incur negative cash flows from operating activities and net losses.  We had negative working capital and negative total equity as of September 30, 2014 and December 31, 2014 and are in default with respect to certain debt.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements included in this Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.

In order for us to eliminate substantial doubt about our ability to continue as a going concern, we must achieve profitability, generate positive cash flows from operating activities and obtain the necessary debt or equity funding to meet our projected capital investment requirements.  Our management’s plans with respect to this uncertainty consist of raising additional capital by issuing debt or equity securities and increasing the sales of our products and services.  There can be no assurance that we will be able to raise sufficient additional capital or that revenues will increase rapidly enough to offset operating losses.  If we are unable to increase revenues or obtain additional financing, we will be unable to continue the development of our products and services and may have to cease operations.

In December 2014, we sold substantially all of our customer contracts and equipment leased to customers associated with our CareServices segment.  Additional equipment in stock was sold to the buyer pursuant to a written invoice.  The purchase price included a cash payment of $412,280 for the customer contracts and $66,458 for the equipment in stock.  The sale of the CareServices segment allows us to focus our resources solely on Chronic Illness Monitoring.

Our Product and Service Strategy

During the three months ended December 31, 2014, our product and service strategy fell into two segments; chronic illness monitoring and care services (“CareServices”) or personal emergency response systems (“PERS”).  In December 2014, we sold substantially all of our customer contracts and equipment leased to customers associated with our CareServices segment.

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

Technology to facilitate data-driven chronic illness monitoring consists of three components: (1) biometric monitoring products and supplies, (2) medical and claims data aggregation, and (3) algorithms for the analysis of the data.  Biometric monitoring products and supplies are provided by numerous medical hardware providers and deliver a wide range of features and functionality.  ActiveCare is agnostic to any specific device requirement, and has as a core competency the ability to integrate and capture data from any 510(k) or HL7 compliant monitoring device.  Strategic relationships have been created with technology and market leaders, and evaluation of new and emerging technology partners is ongoing.  Medical and claims data is aggregated from multiple source providers using a proprietary application programmatic interface and data storage architecture.  This data is analyzed to identify individual care needs of those entering the program.  Monitoring alerts, predictive informatics and individual care plans are created and managed using the ActiveCare technology platform.  Care for chronic conditions may now be performed in real-time, and outcomes may be measured on both a medical and claims cost basis.

During the three months ended December 31, 2014, we spent approximately $45,000 on research and development for chronic illness monitoring related to ongoing improvements to methods and systems for the capture and analysis of data, as well as scalable architectures to migrate to production applications and deployments.  We will continue to identify claims and medical data sets as well as analytical and informatics technologies that advance our ability to provide unique services.  Core competency will continue to evolve in the methods and technologies for data analytics and predictive informatics.

CareCenter

A central point of our product offerings is our CareCenter.  Our CareCenter is staffed 24x7 with CareCenter specialists who are 911-certified and trained.  In addition, we have nurses on duty and on call that are available to assist with medical issues or questions.  Our CareCenter specialists and CareCenter provide monitoring related to chronic illness test results, contacting testers who have not tested when scheduled, and onboarding new users to our services.

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

CareServices

We developed products that incorporate GPS, cellular capability, and fall detection, all of which are connected to our 24-hour CareCenter with the push of a button.  The transmitter can be worn on a neck pendant or belt clip, or carried in a purse, and sends a cellular signal to our CareCenter.  When the wearer of the device pushes the button, the staff at the CareCenter evaluate the situation and decide whether to call emergency services or a designated friend or family member.  In December 2014, we sold substantially all of our customer contracts and equipment leased to customers associated with our CareServices segment.

Research and Development Program

During the three months ended December 31, 2014, we spent approximately $45,000, compared to $75,000 during the same period in 2013, on research and development related to chronic illness monitoring.  The research and development expenditures focused on ongoing improvements to methods and systems for the capture and analysis of data, as well as scalable architectures to migrate to production applications and deployments during the three months ended December 31, 2014.

Critical Accounting Policies

The following summary includes accounting policies that we deem to be most critical to our business.  Management considers an accounting estimate to be critical if:

●	It requires assumptions to be made that were uncertain at the time the estimate was made, and

●	Changes in the estimate or different estimates that could have been selected could have a material impact on the consolidated results of operations or financial condition.

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

Inventory

Inventory is recorded at the lower of cost or market, cost being determined using the first-in, first-out (“FIFO”) method and consists of diabetic supplies.  Inventory held by distributors is reported as inventory until the supplies are shipped to the end user by the distributor.  We estimate an inventory reserve for obsolescence and excessive quantities.  Due to competitive pressures and technological innovation, it is possible that estimates of net realizable values could change in the near term.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets, which range between three and seven years.  Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the terms of the lease.  Expenditures for maintenance and repairs are expensed as incurred.  Upon the sale or disposal of property and equipment, any gains or losses are included in the results of operations.

Goodwill

Goodwill is reviewed for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable.  Our annual testing date is September 30.  The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units.  The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows.  Future cash flows can be affected by changes in industry or market conditions.  Goodwill was not impaired as of September 30, 2014.

Impairment of Long-Lived Assets

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to twenty years.  Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  We impaired our CareServices customer contracts by $89,460 and patents by $408,332 as of September 30, 2014, which were recorded as part of discontinued operations related to the CareServices segment for the fiscal year ended September 30, 2014.  The impairment of the customer contracts is due to the sales price being lower than their net book value as of the date of sale.  The patents impaired were solely related to the CareServices segment that provide no future cash flows after the CareServices customer contracts and equipment leased to customers were sold in December 2014.  Our other long-lived assets were not impaired as of September 30, 2014.  No long-lived assets were considered to be impaired during the three months ended December 31, 2014.

Revenue Recognition

Revenues have historically been from two sources: (1) sales of Chronic Illness Monitoring services and supplies; (2) sales from CareServices.  The CareServices segment was sold in December 2014.  Information regarding revenue recognition policies relating to the Chronic Illness Monitoring and CareServices business segments is contained in the following paragraphs.

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

Multiple-Element Arrangements

We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. In order to account for elements in a multiple-element arrangement as separate units of accounting, the deliverables must have stand-alone value upon delivery.  In determining whether monitoring services have stand-alone value, the nature of our monitoring services, whether we sell supplies to new customers without monitoring services, and availability of monitoring services from the other vendors are factors that are considered.

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

Income Taxes

We recognize deferred income tax assets or liabilities for the expected future tax consequences of events that have been recognized in the financial statements or income tax returns.  Deferred income tax assets or liabilities are determined based upon the difference between the financial reporting bases and tax reporting bases of assets and liabilities using enacted tax rates expected to apply when the differences are expected to be settled or realized.  Deferred income tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.  As of December 31, 2014 and September 30, 2014, management has determined to provide a 100% allowance against deferred income tax assets as it is more likely than not these assets will not be realized.  Interest and penalties related to income tax liabilities, when incurred, are classified in interest expense and income tax provision, respectively.

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

Results of Operations

Three Months Ended December 31, 2014 and 2013

Revenues

Revenues for the three months ended December 31, 2014 were $1,508,000 compared to $2,010,000 for the same period in 2013, a decrease of $502,000, or 25%.  The decrease is due to additional quarterly resupply shipments made at the beginning of the three-month period ended December 31, 2013 that were originally scheduled for the end of the three-month period ended September 30, 2013.

Cost of Revenues

Cost of revenues for the three months ended December 31, 2014 was $1,117,000, compared to $1,142,000 for the same period in 2013, a decrease of $25,000, or 2%.  The decrease in cost of revenues is due to lower sales, offset, in part, by more allocation of our CareCenter costs to Chronic Illness Monitoring.

Gross Profit

Gross profit for the three months ended December 31, 2014 was $391,000, compared to $868,000 for the same period in 2013, a decrease of $477,000 for the reasons described above.  We expect gross profit to improve throughout the remainder of fiscal year 2015 as we anticipate that we will acquire more Chronic Illness Monitoring customers and retain existing customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended December 31, 2014 were $2,351,000, compared to $2,360,000 for the same period in 2013, a decrease of $9,000.  The decrease in expenses incurred is primarily due to a decrease in consulting fees, professional fees, payroll and insurance, and depreciation and amortization expenses offset, in part, by an increase in stock-based compensation of $598,000.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2014 were $45,000, compared to $75,000 for the same period in 2013, a decrease of $30,000.  The decrease is due to the completion of certain Chronic Illness Monitoring platforms.  We expect to continue investing in research and development as we develop new platforms for Chronic Illness Monitoring.

Gain on Derivatives Liability

Gain on derivatives liability for the three months ended December 31, 2014 was $106,000, compared to $480,000 for the same period in 2013.  The derivatives liability recorded as of September 30, 2014 related to a variable conversion feature for the Series F preferred stock related to a milestone adjustment on December 31, 2014 that adjusted the conversion price on Series F Preferred stock from $1.00 to $0.3337 based on the number of subscribers we have obtained.  The derivatives liability was eliminated as of December 31, 2014 due to the milestone adjustment.  Derivatives liabilities recorded as of September 30, 2013 include convertible debt instruments with variable conversion elements which were eliminated during the three months ended December 31, 2013 due to the conversion of notes payable with variable conversion features.

Loss on Induced Conversion of Debt and Sale of Common Stock

During the three months ended December 31, 2013, we offered an induced conversion rate to all debt holders of $0.75 of debt per share of common stock, which was below the market price of the stock.  During the three months ended December 31, 2013, debt and accrued interest of approximately $541,000 were converted to shares of common stock.  During the three months ended December 31, 2013, debt and accrued interest due to related parties of approximately $1,786,000 were converted to shares of common stock at $0.60 of debt per share of common stock, which was below the market price of the stock.  We also offered the private placement of common stock to existing investors at $0.75 per share, which was below the market price.  The difference between the offered price and the market price of all common stock issued is recorded as a loss on induced conversion of debt and sale of common stock, and for the three months ended December 31, 2013 was approximately $114,000.  We believe this improved our balance sheet and positioned us to invest more resources in growing the Chronic Illness Monitoring business.

Interest Expense

Interest expense for the three months ended December 31, 2014 was $351,000, compared to $1,269,000 for the same period in 2013, a decrease of $918,000.  The decrease is due to the conversion of $2,985,000 of debt and accrued interest to equity during the three months ended December 31, 2013.

Discontinued Operations

During December 2014, we sold substantially all of our customer contracts and equipment leased to customers associated with our CareServices segment.  Additional equipment in stock was sold to the buyer pursuant to a written invoice.  The purchase price included a cash receipt of $412,280 for the customer contracts and $66,458 for the equipment in stock.  During the three months ended December 31, 2014 and 2013, we recognized a loss from discontinued operations of $273,000 and $303,000, respectively.

Net Loss

Net loss for the three months ended December 31, 2014 was $2,523,000, compared to $2,771,000 for the same period in 2013 for the reasons described above.

Deemed Dividends on Conversion of Preferred Stock to Common Stock

During December 2013, we accounted for $2,235,000 of common stock issued for the conversion of preferred stock as a deemed dividend.   During the three months ended December 31, 2013, all 480,000 outstanding shares of Series C preferred stock were converted to 672,000 shares of common stock.  The conversion rate of 1.4 shares of common stock was greater than the designated conversion rate of one share of common stock and, therefore, the fair value of the additional 192,000 shares was recorded as a deemed dividend.  Also during December 2013, 893,218 shares of Series D preferred stock were converted to 6,252,526 shares of common stock.   The conversion rate of seven shares of common stock per preferred share was greater than the designated conversion rate of five shares of common stock per preferred share and, therefore, the fair value of the additional 1,786,436 shares was recorded as a deemed dividend.

Dividends on Preferred Stock

We accrued $195,000 of dividends on preferred stock for the three months ended December 31, 2014, compared to $153,000 for the same period in 2013.  The increase is due to additional dividends for Series F preferred stock which was issued during fiscal year 2014.

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

Our cash balance as of December 31, 2014 was $396,000.  At that time, we had a working capital deficit of $7,919,000, compared to a working capital deficit of $6,011,000 as of September 30, 2014.  The decrease in working capital is primarily due to the sale of substantially all of our customer contracts and equipment leased to customers associated with CareServices, a decrease in accounts receivable due to customer collections, a decrease in inventory, and an increase in third-party and related-party notes and related-party accounts payable, offset by a reduction to accounts payable due to vendor payments.

Operating activities for the three months ended December 31, 2014 used cash of $328,000, compared to $2,675,000 for the same period in 2013, a decrease of $2,347,000.  The decrease in cash used in operating activities is primarily due to significant vendor payments on past due balances in the prior year.  The remaining decrease is due to better inventory management, collection of accounts receivable, the decrease in net loss, offset, in part, by the decrease in non-cash expenses.

Investing activities for the three months ended December 31, 2014 provided cash of $479,000, compared to cash used of $52,000 for the same period in 2013.  The increased cash provided by investing activities is primarily due to the sale of substantially all of our customer contracts and equipment leased to customers associated with CareServices during the three months ended December 31, 2014.

Financing activities for the three months ended December 31, 2014 provided cash of $48,000, compared to $2,857,000 for the same period in 2013. The decrease in cash provided from financing activities is primarily due to proceeds from the sale of preferred stock and issuance of debt during the three months ended December 31, 2013 and the decrease in principal payments on debt during the three months ended December 31, 2014.

We had an accumulated deficit as of December 31, 2014 of $81,273,000, compared to $78,327,000 as of September 30, 2014.  Our total stockholders’ deficit as of December 31, 2014 was $6,849,000 compared to $5,144,000 as of September 30, 2014.  These changes were primarily due to our net loss for the three months ended December 31, 2014.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 states that only disposals representing strategic shifts in operations that have, or will have, a major effect on an entity’s operations should be reported as discontinued operations when any of the following occurs: The component of an entity or group of components of an entity is classified as held for sale, the component of an entity or group of components of an entity is disposed of by sale, or the component of an entity or group of components of an entity is disposed of other than by sale. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014, and interim periods therein.  Early adoption is not permitted.  The Company is currently assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Information about our exposure to market risk was disclosed in our Annual Report on Form 10-K for the year ended September 30, 2014, which was filed with the Securities and Exchange Commission (“SEC”) on January 13, 2015. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective, for the reasons discussed below.

During the audit process for the year ended September 30, 2014, management identified material weaknesses in internal control over financial reporting as follows:

Control Environment

We did not maintain an effective control environment for internal control over financial reporting. Specifically, we concluded that we did not have appropriate controls in the following areas:

●	Evaluation of distributor contracts for revenue recognition

●	Review and approval of manual journal entries

●	Segregation of access to the accounting information system

●	Inventory records

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

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2014, management improved procedures related to manual journal entries and trained staff to improve internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended December 31, 2014, we issued the following shares of common stock without registration under the Securities Act of 1933 (the “Securities Act”):

●	290,000 shares to the Interim Chief Executive Officer for future services, the value on the date of grant was $69,600 and the shares vest quarterly over two years;

●	1,052,810 shares for employee compensation for past services and bonuses, the value on the date of grant was $252,674;

●	18,522 shares to settle accrued dividends for Series D preferred stock, the value on the date of grant was $6,251.

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

Item 3.  Defaults Upon Senior Securities

As of the date of this report, notes payable due to unrelated parties with total principal amounts of $264,000 are in default, of which $184,000 is past due and unpaid.  The Company will make payments on these notes payable as funds are available.  In addition, notes payable due to related parties with total principal amounts of $57,000 are past due, in default and unpaid.  The parties have not made a demand for payment.

Item 5.  Other Information

As previously reported in our Form 10-Q filed August 19, 2014, our Executive Chairman, David G. Derrick, self-reported to the SEC certain related-party transactions and disclosure deficiencies at SecureAlert that occurred while Mr. Derrick was the Chief Executive Officer and a director of SecureAlert.

As previously reported in our Form 10-K filed January 13, 2015, administrative Proceedings were filed against Mr. Derrick for alleged violations of the Securities Act of 1933, the Securities Exchange Act of 1934 and certain rules thereunder.  On December 8, 2014, a Joint Prehearing Conference Statement was submitted stipulating procedural dates.

We are not the subject of or otherwise involved in the SEC’s investigation.  The proceedings are not directed at us or any of our other employees or directors.  We cannot predict the outcome of the matter with the SEC.  At this time, we do not expect these proceedings to materially affect our day-to-day operations.

Item 6. Exhibits

Exhibit Number	Description
(10)(i)	Form of Stock Purchase Warrant *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**
101LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document **

*	Previously filed
**	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ActiveCare, Inc.

/s/ Michael Z. Jones
Michael Z. Jones Interim Chief Executive Officer (Principal Executive Officer)

Date: February 23, 2015

/s/ Marc C Bratsman
Marc C Bratsman Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 23, 2015