Form 10-Q
period 2015-03-31
ACTIVECARE, INC.
filed 2015-05-15
CIK 1429896

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐   No  ☒

As of May 15, 2015, the registrant had 52,304,891 shares of common stock outstanding.

ActiveCare, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	September 30,
	2015	2014
Assets

Current assets:
Cash	$504,798	$197,027
Accounts receivable, net	623,622	1,635,660
Inventory	1,533,078	1,649,320
Prepaid expenses and other	949,366	141,087
Assets of discontinued operations	-	712,403

Total current assets	3,610,864	4,335,497

Goodwill	825,894	825,894
Property and equipment, net	157,238	220,076
Deposits and other assets	34,469	29,594
Domain name, net	10,368	10,724

Total assets	$4,638,833	$5,421,785

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (continued)

	March 31,	September 30,
	2015	2014
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,377,268	$4,549,451
Accounts payable, related party	1,320,670	1,109,775
Accrued expenses	1,522,410	1,451,331
Notes payable, related party	2,121,532	1,669,620
Current portion of notes payable	1,171,726	1,212,937
Dividends payable	624,474	246,738
Derivatives liability	-	106,444

Total current liabilities	11,138,080	10,346,296

Notes payable, net of current portion	-	219,048

Total liabilities	11,138,080	10,565,344

Stockholders’ deficit:
Preferred stock, $.00001 par value: 10,000,000 shares authorized; 45,000 shares of Series D; 70,070 shares of Series E; and 5,361 shares of Series F outstanding	1	1
Common stock, $.00001 par value: 200,000,000 shares authorized; 50,131,114 and 45,815,351 shares outstanding, respectively	501	458
Additional paid-in capital, common and preferred	76,426,009	73,183,429
Accumulated deficit	(82,925,758)	(78,327,447)

Total stockholders’ deficit	(6,499,247)	(5,143,559)

Total liabilities and stockholders’ deficit	$4,638,833	$5,421,785

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Chronic illness monitoring revenues	$1,552,128	$1,036,533	$3,060,219	$3,046,299

Chronic illness monitoring cost of revenues	1,089,131	2,476,671	2,291,906	3,618,309

Gross profit (deficit)	462,997	(1,440,138)	768,313	(572,010)

Operating expenses:
Selling, general and administrative (including $1,252,319, $1,002,196, $2,422,296, and $1,574,390, respectively, of stock-based compensation)	2,374,017	2,579,123	4,725,475	4,939,476
Research and development	26,957	47,516	72,156	122,806

Total operating expenses	2,400,974	2,626,639	4,797,631	5,062,282

Loss from operations	(1,937,977)	(4,066,777)	(4,029,318)	(5,634,292)

Other income (expense):
Gain on extingiushment of debt	769,449	-	769,449	-
Gain on liability settlements	278,552	-	278,552	-
Gain on derivatives liability	-	-	106,444	479,737
Loss on induced conversion of debt	-	-	-	(114,098)
Interest expense, net	(273,454)	(171,422)	(623,990)	(1,440,498)
Loss on disposal of property and equipment	(42,336)	(4,216)	(42,336)	(4,216)
Other income (expense)	(23,625)	37,838	(23,625)	40,205

Total other income (expense)	708,586	(137,800)	464,494	(1,038,870)

Loss from continuing operations	(1,229,391)	(4,204,577)	(3,564,824)	(6,673,162)

Loss from discontinued operations	(136)	(245,631)	(187,565)	(548,413)

Net loss	(1,229,527)	(4,450,208)	(3,752,389)	(7,221,575)

Deemed dividends on conversion of preferred stock to common stock	-	-	-	(2,234,924)
Dividends on preferred stock	(195,051)	(181,810)	(390,238)	(346,833)

Net loss attributable to common stockholders	$(1,424,578)	$(4,632,018)	$(4,142,627)	$(9,803,332)

Net loss per common share - basic and diluted
Continuing operations	$(0.03)	$(0.13)	$(0.09)	$(0.31)
Discontinued operations	(0.00)	(0.01)	(0.00)	(0.02)

Net loss per common share	$(0.03)	$(0.14)	$(0.09)	$(0.33)

Weighted average common shares outstanding – basic and diluted	48,093,000	33,494,000	47,622,000	29,375,000

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(3,752,389)	$(7,221,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	263,852	586,151
Gain on derivatives liability	(106,444)	(479,737)
Stock-based compensation expense	637,224	1,292,190
Stock and warrants issued for services	1,785,072	282,200
Stock and warrants issued for interest expense	-	837,625
Amortization of debt discounts	551,422	562,428
Loss on induced conversion of debt	-	114,098
Loss on disposal of property and equipment	42,336	4,216
Inventory reduction for obsolescence	-	1,400,000
Gain on extinguishment of debt	(769,449)	-
Gain on liability settlements	(278,552)	-
Changes in operating assets and liabilities:
Accounts receivable	1,012,038	478,535
Inventory	116,242	583,144
Prepaid expenses and other	(97,164)	(45,630)
Accounts payable	254,889	(1,763,803)
Accrued expenses	(79,663)	106,734
Deposits and other assets	-	77,355

Net cash used in operating activities	(420,586)	(3,186,069)

Cash flows from investing activities:
Purchases of property and equipment	(10,267)	(58,705)
Proceeds from sale of discontinued operations	478,738	-
Proceeds from sale of property and equipment	938	560

Net cash provided by (used in) investing activities	469,409	(58,145)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	500,000	500,000
Proceeds from sale of preferred stock, net	-	3,580,771
Proceeds from issuance of related-party notes payable, net	-	865,666
Principal payments on notes payable	(241,052)	(576,376)
Principal payments on related-party notes payable	-	(893,666)
Payment of dividends	-	(160,110)

Net cash provided by financing activities	258,948	3,316,285

Net increase in cash	307,771	72,071
Cash, beginning of the period	197,027	223,835

Cash, end of the period	$504,798	$295,906

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Six Months Ended
	March 31,
	2015	2014
Supplemental Cash Flow Information:
Cash paid for interest	$7,881	$115,390

Non-Cash Investing and Financing Activities:
Dividends on preferred stock and related interest	$390,238	$273,150
Liability to issue shares of common stock for services	600,000	370,633
Conversion of related-party accounts payable and accrued liabilities to related-party notes payable	105,000	-
Issuance of stock for dividends	12,502	68,254
Related-party notes payable converted to common stock	-	1,782,738
Notes payable converted to preferred stock	-	633,254
Issuance of stock and options for loan origination fees	-	370,633
Liability to issue shares of common stock for loan origination fees	-	234,793

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.             Basis of Presentation

The unaudited interim condensed consolidated financial statements of ActiveCare, Inc. (the “Company” or “ActiveCare”) have been prepared in accordance with Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2015 and September 30, 2014, and the results of its operations and its cash flows for the three and six months ended March 31, 2015 and 2014.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.  The results of operations for the three months and six months ended March 31, 2015 may not be indicative of the results for the full fiscal year ending September 30, 2015.

Going Concern

The Company continues to incur negative cash flows from operating activities and net losses.  The Company had negative working capital and negative total equity as of September 30, 2014 and March 31, 2015 and is in default with respect to certain debt.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Reclassifications

Certain amounts reported in the December 31, 2014 Form 10-Q have been reclassified to conform to the current quarter’s presentation. The reclassifications had no effect on the previously reported net loss.

2.             Restatement and Amendment of Previously Reported Financial Information

The Company restated its consolidated financial statements as of and for the fiscal year ended September 30, 2013 and its condensed consolidated financial statements as of and for the three and six months ended March 31, 2014 to correct the accounting related to revenue recognition for chronic illness monitoring supplies shipped to distributors, as contained in its Form 10-K/A and Form 10-Q/A filed with the Securities and Exchange Commission on November 12, 2014.  Specifically, the Company determined it was better practice to defer revenue recognition until the products are shipped to the end users as opposed to the distributors, even though the distributors had taken title to the products and there were no significant rights of return.  The corrections deferred the recognition of revenue until later periods and did not impact cash flows related to these transactions.

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

3.             Discontinued Operations

In December 2014, the Company sold substantially all of its customer contracts and equipment leased to customers associated with its CareServices segment.  Additional equipment in stock was sold to the buyer pursuant to a written invoice.  The purchase price included a cash payment of $412,280 for the customer contracts and $66,458 for the equipment in stock.  The sale included all segment assets that generated revenue related to the CareServices segment.  The Company no longer holds any ownership interest in these assets and has ceased incurring costs related to the operations and development of the CareServices segment.  The debt secured by the CareServices customer contracts was amended in January 2015 and remains an obligation of the Company (see Note 12).  There were no material liabilities of discontinued operations.  Assets of discontinued operations consist of the following as of:

	March 31, 2015	September 30, 2014
Customer contracts, net (Note 8)	$-	$569,250
Equipment leased to customers, net (Note 10)	-	111,435
Patents, net (Note 9)	-	31,718

Total assets of discontinued operations	$-	$712,403

As a result of the sale of the CareServices assets, the Company has reflected the segment as discontinued operations in the consolidated financial statements for the three months and six months ended March 31, 2015 and 2014.  The following table summarizes certain operating data for discontinued operations for the three months ended March 31:

	2015	2014
Revenues	$3,769	$276,764

Cost of revenues	3,905	216,014

Gross profit (loss)	(136)	60,750

Selling, general and administrative expenses	-	(306,381)

Loss from discontinued operations	$(136)	$(245,631)

 The following table summarizes certain operating data for discontinued operations for the six months ended March 31:

	2015	2014
Revenues	$145,293	$625,555

Cost of revenues	121,648	518,239

Gross profit	23,645	107,316

Selling, general and administrative expenses	(211,210)	(655,729)

Loss from discontinued operations	$(187,565)	$(548,413)

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

Common share equivalents consist of shares issuable upon the exercise of common stock warrants, shares issuable from restricted stock grants, and shares issuable from convertible notes and convertible Series D, Series E and Series F preferred stock.  As of March 31, 2015 and 2014, there were 26,482,712 and 16,841,563 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS as their effect would be anti-dilutive.  The common stock equivalents outstanding consist of the following as of:

	March 31, 2015	March 31, 2014
Common stock options and warrants	9,567,551	10,598,576
Series D convertible preferred stock	225,000	225,000
Series E convertible preferred stock	477,830	559,737
Series F convertible preferred stock	16,065,328	5,361,000
Convertible debt	137,253	80,000
Restricted shares of common stock	9,750	17,250

Total common stock equivalents	26,482,712	16,841,563

5.             Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 states that only disposals representing strategic shifts in operations that have, or will have, a major effect on an entity’s operations should be reported as discontinued operations when any of the following occurs: The component of an entity or group of components of an entity is classified as held for sale, the component of an entity or group of components of an entity is disposed of by sale, or the component of an entity or group of components of an entity is disposed of other than by sale. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014, and interim periods therein, which will be effective for the Company for the quarter ending December 31, 2015.  Early adoption is not permitted.  The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position and results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing US GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, which will be effective for the Company for the quarter ending December 31, 2017. Early adoption is not permitted. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about the Company’s ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, which will be effective for the Company for the quarter ending December 31, 2017. The Company is assessing the impact, if any, of implementing this guidance and will incorporate it in its assessment of going concern.

In November 2014, the FASB issued ASU 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The ASU clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of a host contract. The ASU is effective for fiscal years and interim periods beginning after December 15, 2015, which will be effective for the Company for the quarter ending December 31, 2016. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

6.             Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables and changes in payment histories.  Accounts receivable are written off when management determines the likelihood of collection is remote.  A receivable is considered to be past due if any portion of the receivable balance has not been received by the contractual payment date.  Interest is not charged on accounts receivable that are past due.  The Company recorded an allowance for doubtful accounts of $151,713 and $115,994 as of March 31, 2015 and September 30, 2014, respectively.

7.             Inventory

Inventory consists of diabetic supplies and is recorded at the lower of cost or market, cost being determined using the first-in, first-out (“FIFO”) method.  Inventory held by distributors is reported as inventory until the supplies are shipped to the end user by the distributor.  The Company estimates an inventory reserve for obsolescence and excessive quantities.  Due to competitive pressures and technological innovation, it is possible that estimates of net realizable values could change in the near term.  During the three months ended March 31, 2015, the Company disposed of $673,728 of inventory previously reserved.  Inventory consists of the following as of:

	March 31, 2015	September 30, 2014
Finished goods	$623,835	$589,423
Finished goods held by distributors	1,877,666	2,720,626

Total inventory	2,501,501	3,310,049

Inventory reserve	(968,423)	(1,660,729)

Net inventory	$1,533,078	$1,649,320

8.             Customer Contracts

The Company was amortizing Chronic Illness Monitoring customer contracts acquired during 2012 over their estimated useful lives (through 2014).  As of March 31, 2015 and September 30, 2014, the cost associated with these customer contracts was $214,106 and the accumulated amortization was $214,106.  Amortization expense related to these contracts for the six months ended March 31, 2015 and 2014 was $0 and $57,220, respectively.

The Company sold substantially all of the CareServices customer contracts during December 2014 (see Note 3).  The Company impaired the CareServices customer contracts as of September 30, 2014 by $89,460.  As of March 31, 2015 and September 30, 2014, customer contracts totaled $0 and $2,066,316, respectively, and the related accumulated amortization was $0 and $1,497,067, respectively.  Amortization expense related to the CareServices segment for the six months ended March 31, 2015 and 2014 was $179,648 and $359,296, respectively.

9.             Patents

The Company is amortizing its patents over their remaining useful lives.  Amortization expense for the six months ended March 31, 2015 and 2014 was $31,718 and $63,436, respectively.  The Company impaired the patents as of September 30, 2014 by $408,332.  As of March 31, 2015 and September 30, 2014, the cost associated with the patents was $514,046 and the accumulated amortization was $514,046 and $482,328, respectively.

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

	March 31, 2015	September 30, 2014
Software	$100,574	$100,574
Leasehold improvements	98,023	151,287
Furniture	68,758	69,776
Equipment	54,732	54,732

Total property and equipment	322,087	376,369

Accumulated depreciation and amortization	(164,849)	(156,293)

Property and equipment, net	$157,238	$220,076

Assets to be disposed of are reported at the lower of their carrying amounts or fair values, less the estimated costs to sell or dispose.  During the six months ended March 31, 2015 and 2014, the Company recorded a loss on the disposal of property and equipment of $42,336 and $4,216, respectively.  During December 2014, the Company sold all of its equipment leased to customers (see Note 3).  Depreciation expense for the six months ended March 31, 2015 and 2014 was $52,129 and $105,842, respectively.

11.          Accrued Expenses

Accrued expenses consist of the following as of:

	March 31, 2015	September 30, 2014
Liability to issue common stock	$806,563	$522,087
Payroll expense	256,287	308,529
Commissions and fees	252,083	453,744
Deferred rent	86,259	89,346
Interest	75,046	59,091
Other	46,172	18,534

Total accrued expenses	$1,522,410	$1,451,331

12.           Notes Payable

The Company had the following notes payable outstanding as of:

	March 31, 2015	September 30, 2014
Note payable previously secured by CareServices customer contracts. In January 2015, the note was amended to reduce the outstanding principal to $375,000, interest at 9%, and payable in 15 monthly installments beginning in February 2015. The amendment released the collateralized customer contracts and the note payable is guaranteed by both a former Executive Chairman of the Board of Directors and a member of the Board of Directors. A gain on the extinguishment of the old note of $769,449 was recorded in other income.	$351,339	$1,103,841

Secured borrowings from a third party that purchased $252,000 of customer receipts for $200,000, due September 2015 and payable in daily payments of $1,909. The $52,000 difference between the customer receipts and cash received is being amortized to interest expense over the term of the note.	238,636	-

	March 31, 2015	September 30, 2014
Secured borrowings from third parties that purchased a $337,600 customer receivable for $200,000. The Company may buy back the receivable for $233,333 less cash received by the third parties before June 2015. The $33,333 difference between the buyback and cash received plus $20,000 of commission paid to a related party, is being amortized to interest expense over the buyback term.	$233,333	$233,333

Unsecured note payable with no interest, due March 2015. In connection with the issuance of the note, the Company issued warrants to purchase 450,000 shares of common stock. The $143,634 relative fair value of the warrants is being amortized to interest expense over the term of the note. The note also requires a payment of the greater of 667,000 shares of common stock or shares of common stock equal to $500,000 at the end of the term (relative fair value of $230,293), which is recorded as an accrued expense.	200,000	200,000

Secured borrowings from a third party that purchased $260,000 of customer receipts for $200,000, due August 2015 and payable in daily payments of $1,806. The $60,000 difference between the customer receipts and cash received is being amortized to interest expense over the term of the note. In April 2015, the note was settled for $156,542 or 85% of the outstanding balance.	185,972	-

Unsecured notes with interest at 15% (18% after the maturity date), due April 2013. The Company issued 20,000 shares of Series D preferred stock as loan origination fees. The $195,000 fair value of the preferred stock was amortized over the original term of the note. Principal of $50,000 and accrued interest of $13,333 were converted to common stock in December 2013.	64,261	64,261

Total notes payable before discount	1,273,541	1,601,435

Less discount	(101,815)	(169,450)

Total notes payable	1,171,726	1,431,985

Less current portion	(1,171,726)	(1,212,937)

Notes payable, net of current portion	$-	$219,048

13.           Related-Party Notes Payable

The Company had the following related-party notes payable outstanding as of:

	March 31, 2015	September 30, 2014
Secured borrowings from entities controlled by an officer of the Company that purchased a $2,813,175 customer receivable for $1,710,500, currently in default. The Company may buy back the receivable for $1,950,000 less cash received by the entities before March 31, 2015. The $239,500 difference between the buyback and cash received plus $253,500 of loan origination fees was amortized to interest expense through March 31, 2015.	$1,639,500	$1,639,500

	March 31, 2015	September 30, 2014
Unsecured note payable to a former Executive Chairman of the Board of Directors with no interest, due on demand. The former Executive Chairman demanded payment by May 15, 2015. If the note is not paid on or before May 15, 2015, interest will then accrue at 18% until paid in full.	$396,667	$-

Unsecured note payable to a former officer of the Company with interest at 15%, due June 2012, currently in default. The note included a $3,000 loan origination fee added to the principal and is convertible into common stock at $0.50 per share.	30,000	30,000

Unsecured note payable to a former officer of the Company with interest at 12%, due September 2013, currently in default, and convertible into common stock at $0.75 per share.	26,721	26,721

Unsecured note payable to an entity controlled by a former Executive Chairman of the Board of Directors, interest at 12%, due on demand, and convertible into common stock at $0.75 per share. The Company issued 17,500 shares of common stock as loan origination fees. The $26,250 fair value of the common stock was amortized to interest expense over the original term of the note, through September 2013. In December 2013, $160,000 of the note was converted to common stock.	15,000	15,000

Unsecured note payable to a former officer of the Company with interest at 12%, due on demand.	13,644	13,644

Secured borrowings from a former Executive Chairman of the Board of Directors who purchased a $422,000 customer receivable for $250,000.  The Company may buy back the receivable for $291,667 less cash received by the former Executive Chairman before June 2015.  The $41,667 difference between the buyback and cash received plus $25,000 of loan origination fees was to be amortized to interest expense over the buyback term.  In November 2014, the secured borrowings and other advances were converted into an unsecured note payable to the same related party and the remaining discount balance was expensed.
	-	291,667

Total notes payable, related-party, before discount	2,121,532	2,016,532
Less discount	-	(346,912)

Total notes payable, related-party (all current)	$2,121,532	$1,669,620

14.           Fair Value Measurements

The Company measured the fair values of its assets and liabilities using the US GAAP hierarchy levels as follows:

Level 1	The Company does not have any Level 1 inputs available to measure its assets.
Level 2	The Company’s embedded derivative liabilities are measured on a recurring basis using Level 2 inputs.
Level 3	The Company’s goodwill is measured using Level 3 inputs.

The Company’s embedded derivative liabilities are re-measured to fair value as of each reporting date until the contingency is resolved.  See Note 15 for more information about derivatives and the inputs used for calculating fair value.

15.           Derivatives Liability

The derivatives liability as of March 31, 2015 and September 30, 2014 was $0 and $106,444, respectively.  The derivatives liability as of September 30, 2014 is related to a variable conversion price adjustment on the Series F preferred stock.  The derivatives liability as of December 31, 2014 was eliminated due to the conversion price on Series F preferred stock being adjusted from $1.00 to $0.3337 based on the number of subscribers as of December 31, 2014.

During the fiscal year ended September 30, 2014, the Company estimated the fair value of the embedded derivatives prior to their conversion and elimination using a binomial option-pricing model with the following assumptions, according to the instrument: exercise price of $0.35 per share; risk free interest rate of 0.060%; expected life of 0.50 years; expected dividends of 0%; a volatility factor of 104%; and a stock price of $0.24.  The expected lives of the instruments were equal to the average term of the conversion option.  The expected volatility is based on the historical price volatility of the Company’s common stock.  The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.  The Company recognized a gain on derivatives liability for the six months ended March 31, 2015 and 2014 of $106,444 and $479,737, respectively.

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

Series C Convertible Preferred Stock

As of September 30, 2013, the Company had 480,000 shares of Series C convertible preferred stock issued and outstanding (“Series C preferred stock”).  In December 2013, all 480,000 shares of Series C preferred stock were converted to 672,000 shares of common stock.  The conversion rate of 1.4 shares of common stock was greater than the designated conversion rate of one share of common stock and, therefore, the fair value of the additional 192,000 shares was recorded as a deemed dividend.  In addition, the Company accrued $11,367 of dividends on Series C preferred stock and settled the accrued dividends by issuing 11,599 shares of common stock.  The Series C preferred stock was non-voting.

Series D Convertible Preferred Stock

The Board of Directors has designated 1,000,000 shares of preferred stock as Series D convertible preferred stock (“Series D preferred stock”).  The Series D preferred stock is voting on an as-converted basis.  The Series D preferred stock has a dividend rate of 8%, payable quarterly.  The Company may redeem the Series D preferred shares at a redemption price equal to 120% of the original purchase price with 15 days notice. In December 2013, 893,218 shares of Series D preferred stock were converted to 6,252,526 shares of common stock.   The conversion rate of seven shares of common stock per preferred share was greater than the designated conversion rate of five shares of common stock per preferred share and, therefore, the fair value of the additional 1,786,436 shares was recorded as a deemed dividend. During each of the three months ended March 31, 2015 and 2014, the Company accrued $6,115 of dividends on Series D preferred stock and settled $6,251 and $6,115 of accrued dividends, respectively, by issuing 17,432 and 7,584 shares of common stock, respectively.  During the six months ended March 31, 2015 and 2014, the Company accrued $12,366 and $56,879 of dividends on Series D preferred stock, respectively, and settled $12,502 and $56,879 of accrued dividends, respectively, by issuing 35,954 and 62,322 shares of common stock, respectively.

Series E Convertible Preferred Stock

During fiscal year 2013, the Board of Directors designated shares of preferred stock as Series E convertible preferred stock (“Series E preferred stock”).  Series E preferred stock is convertible into common stock at $1.00 per share, the conversion price is adjustable if there are stock dividends on shares of common stock or stock splits by the Company.  The designation also provides that the Series E preferred stock is non-voting and receives a monthly dividend of 3.322% for 25 to 32 months.  In addition, the convertibility and the redemption price of the Series E preferred stock is gradually reduced by dividend payments over 25 to 32 months.  After the dividend payment term, the redemption price of Series E preferred stock is $0, the Series E preferred stock has no convertibility to common stock and the holders are entitled to receive a pro-rata share of cumulative royalties totaling 4% of the Company’s gross profits payable quarterly for a two-year period.

During each of the three months ended March 31, 2015 and 2014, the Company accrued dividends of $81,716 to Series E shareholders.  During the three months ended March 31, 2015 and 2014, the Company paid dividends of $0 and $81,716, respectively, to Series E shareholders.

During the six months ended March 31, 2015 and 2014, the Company accrued dividends of $163,432 and $156,639, respectively, to Series E shareholders.  During the six months ended March 31, 2015 and 2014, the Company paid dividends of $0 and $156,639, respectively, to Series E shareholders.  As of March 31, 2015 and September 30, 2014, the redemption price for the Series E preferred stock was $477,829.

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

During the three and six months ended March 31, 2015, the Company accrued dividends of $107,220 and $214,440, respectively, to Series F shareholders.

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

During the six months ended March 31, 2015, the Company issued 4,315,763 shares of common stock as follows:

•
290,000 shares to the former Interim Chief Executive Officer for future services, the value on the date of grant was $69,600.  The shares originally vested quarterly over two years, but fully vested upon the mutual resignation of the former Interim Chief Executive Officer during March 2015;

•	1,989,809 shares for employee compensation for past services and bonuses, the value on the date of grant was $568,774;

•	35,954 shares to settle accrued dividends for Series D preferred stock, the value on the date of grant was $12,502;

•
2,000,000 shares to the Executive Chairman of the Board of Directors for services for the calendar year 2015, according to an agreement entered into prior to appointment as the Executive Chairman, the value on the date of grant was $600,000.  Additional shares may be issued under the agreement for additional end users acquired after reaching a milestone.

The fair value of unvested common stock as of March 31, 2015 was $2,770,027.

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

During the three and six months ended March 31, 2015, the Company did not grant any common stock options or warrants.  During February 2015, the Company modified the exercise price of options and warrants previously issued to the Executive Chairman of the Board of Directors from $1.00 to $0.30 per share, according to an agreement entered into prior to appointment as the Executive Chairman, and recognized additional expense of $20,472.

During the six months ended March 31, 2015 and 2014, the Company measured the fair value of the warrants using a binomial valuation model with the following assumptions:

	Six Months Ended
	March 31,
	2015	2014
Exercise price	$0.30 - $1.00	$0.95 - $1.10
Expected term (years)	1	2 - 3
Volatility	302%	213% - 216%
Risk-free rate	0.22%	0.28% - 0.71%
Dividend rate	0%	0%

The following table summarizes information about stock options and warrants outstanding as of March 31, 2015:

Options and Warrants	Number of Options and Warrants	Weighted- Average Exercise Price
Outstanding as of October 1, 2014	10,991,576	$1.05
Granted	-
Exercised	-
Forfeited	(1,424,025)
Outstanding as of March 31, 2015	9,567,551	1.00
Exercisable as of March 31, 2015	7,637,551	1.13

As of March 31, 2015, the outstanding warrants have an aggregate intrinsic value of $0, the weighted average remaining term of the warrants was 3.32 years, and the fair value of unvested stock options and warrants was $223,626.

19.           Segment Information

The Company operated two business segments during the six months ended March 31, 2015 based primarily on the nature of the Company’s products. The Chronic Illness Monitoring segment is engaged in the business of developing, distributing and marketing mobile monitoring of patient vital signs and physical activity to insurance companies, disease management companies, third-party administrators, and self-insured companies.

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

The following table reflects certain financial information relating to each reportable segment as of March 31, 2015 and 2014 and for the three months then ended:

	Corporate	Chronic Illness Monitoring	CareServices (Discontinued Operations)	Total

As of March 31, 2015 and for the Three Months Then Ended
Sales to external customers	$-	$1,552,128	$3,769	$1,555,897
Segment income (loss)	(1,571,667)	342,276	(136)	(1,229,527)
Interest expense, net	273,454	-	-	273,454
Segment assets	1,565,725	3,073,108	-	4,638,833
Property and equipment purchases	10,267	-	-	10,267
Depreciation and amortization	14,247	-	-	14,247

As of March 31, 2014 and for the Three Months Then Ended
Sales to external customers	$-	$1,036,533	$276,764	$1,313,297
Segment loss	(2,382,809)	(1,821,768)	(245,631)	(4,450,208)
Interest expense, net	171,422	-	-	171,422
Segment assets	628,370	4,893,727	1,818,221	7,340,318
Property and equipment purchases	7,057	-	-	7,057
Depreciation and amortization	26,259	28,610	235,700	290,569

The following table reflects certain financial information relating to each reportable segment as of March 31, 2015 and 2014 and for the six months then ended:

	Corporate	Chronic Illness Monitoring	CareServices (Discontinued Operations)	Total

As of March 31, 2015 and for the Six Months Then Ended
Sales to external customers	$-	$3,060,219	$145,293	$3,205,512
Segment income (loss)	(3,916,345)	351,521	(187,565)	(3,752,389)
Interest expense, net	623,990	-	-	623,990
Segment assets	1,565,725	3,073,108	-	4,638,833
Property and equipment purchases	10,267	-	-	10,267
Depreciation and amortization	30,188	-	233,664	263,852

As of March 31, 2014 and for the Six Months Then Ended
Sales to external customers	$-	$3,046,299	$625,555	$3,671,854
Segment loss	(5,179,511)	(1,493,651)	(548,413)	(7,221,575)
Interest expense, net	1,440,498	-	-	1,440,498
Segment assets	628,370	4,893,727	1,818,221	7,340,318
Property and equipment purchases	58,705	-	-	58,705
Depreciation and amortization	56,092	57,220	472,839	586,151

20.           Commitments and Contingencies

The Company leases office space under a non-cancelable operating lease.  Future minimum rental payments under the non-cancelable operating lease as of March 31, 2015 are as follows:

Years Ending September 30,
2015 (six months)	$156,060
2016	317,580
2017	327,107
2018	280,077

$1,080,824

In February 2015, the Company entered into a sublease agreement for part of its office space under the non-cancelable operating lease through the end of the original lease period.  Payments under the sublease are made by the sublessee directly to the Company’s landlord.  During the three months ended March 31, 2015, the Company recognized $7,668 of sublease income as part of other expense, net.  Future minimum rental payments under the sublease as of March 31, 2015 are as follows:

Years Ending September 30,
2015 (six months)	$81,172
2016	189,324
2017	195,004
2018	167,050

$632,550

The Company’s rent expense for facilities held under the non-cancelable operating lease for the six months ended March 31, 2015 and 2014 was approximately $153,000 and $150,000, respectively.

21.           Subsequent Events

Subsequent to March 31, 2015 and through the release date of this report, the Company entered into the following agreements and transactions:

(1)	During April 2015, the Company settled a note payable with an outstanding principal balance of $184,166 for $156,542, or 85% of the outstanding principal balance.

(2)	In April 2015, the Company issued 651,307 fully vested shares of common stock to employees for services.

(3)	In April 2015, the Company issued 22,470 shares of common stock to settle accrued dividends for Series D preferred stock.

(4)	In April 2015, the Company issued 1,500,000 shares of common stock for services provided by independent consultants.

(5)	During April 2015, David G. Derrick voluntarily resigned as the Executive Chairman of the Board of Directors.

(6)	During April 2015, James J. Dalton was appointed Executive Chairman of the Board of Directors and principal executive officer.

(7)
During April 2015, the Company sold $126,000 of future customer receipts to a third party for $100,000 in cash.  The $26,000 difference between the future customer receipts and cash received by the Company is being amortized to interest expense over the term of the note.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader better understand our operations and our present business environment.  This MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements for the fiscal years ended September 30, 2014 and 2013, and the accompanying notes thereto, contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 and our unaudited condensed consolidated financial statements for the three and six months ended March 31, 2015, and the accompanying notes thereto, contained in this Quarterly Report on Form 10-Q. Unless otherwise indicated, the terms “ActiveCare,” the “Company,” “we,” and “our” refer to ActiveCare, Inc., a Delaware corporation and its subsidiaries.

Overview

ActiveCare, Inc. was formed March 5, 1998 as a wholly owned subsidiary of SecureAlert, Inc. dba Track Group [OTCQB: SCRA], a Utah corporation (“SecureAlert”).  We were spun off from SecureAlert in February 2009.  Effective July 15, 2009, we changed our name to ActiveCare, Inc., and our state of incorporation to Delaware. Our fiscal year ends on September 30.

In fiscal year 2012, we launched a product line focused on technology for assisting the chronically ill.  Our focus is on markets addressing chronic conditions and disease states.  Remote patient monitoring (“RPM”) is a technology to enable monitoring of patient vital signs and physical functions outside of conventional clinical settings (e.g., in the home, work or travel).  Physiological data such as blood sugar levels, blood pressure, pulse rate, and blood oxygen levels are collected by sensors on medical peripheral devices.  Examples of these devices include glucometers, blood pressure cuffs, weight scales, and pulse oximeters.  The data is stored for future assessment or transmitted to healthcare providers or third parties via wireless telecommunication devices.  Disease states targeted by RPM technology providers typically include diabetes, congestive heart failure, sleep apnea, activity monitoring, and diet management.  Our primary focus has been on those patients diagnosed with diabetes.  We believe that we can improve the lives of the chronically ill through the use of technology, while reducing the cost of care.  Central to these efforts is our “CareCenter.”  This service is designed to monitor and track patients’ health conditions and chronic illnesses on a real time basis.  As part of these efforts we have staffed this CareCenter with trained specialists to assist the chronically ill in managing their daily lives; 24 hours per day, seven days per week.  In order for the CareCenter to service our customers, we have developed and continue to develop products and technologies designed to improve the health of the chronically ill.

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

Recent Developments

We have financed operations primarily through the sale of equity securities, long-term debt and short-term debt.  Until revenues are sufficient to meet our needs, we will attempt to secure financing through equity or debt securities.  We continue to incur negative cash flows from operating activities and net losses.  We had negative working capital and negative total equity as of March 31, 2015 and September 30, 2014 and are in default with respect to certain debt.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements included in this Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.

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

Our Product and Service Strategy

During the six months ended March 31, 2015, our product and service strategy consisted of two segments; chronic illness monitoring and care services (“CareServices”) or personal emergency response systems (“PERS”).  In December 2014, we sold substantially all of our customer contracts and equipment leased to customers associated with our CareServices segment.

Chronic Illness Monitoring

Chronic illness monitoring involves the use of biometric monitoring devices in combination with proprietary data and algorithms to assess the wellbeing of an individual.  Individual care profiles are created through the aggregation of personal health and medical claims information from multiple data sources.  Real-time biometric readings for blood glucose levels, blood pressure, heart rate, weight, tidal volume and other vital readings can be captured over time and added to the existing personal information.  This unique data set may now be used for proactive care protocols, care provider alerts to elevated readings, and behavioral intervention prior to crisis events.

Technology to facilitate data-driven chronic illness monitoring consists of three components: (1) biometric monitoring products and supplies, (2) medical and claims data aggregation, and (3) algorithms for the analysis of the data.  Biometric monitoring products and supplies are provided by numerous medical hardware providers and deliver a wide range of features and functionality.  ActiveCare is agnostic to any specific device requirement, and has as a core competency the ability to integrate and capture data from any 510(k) or HL7 compliant monitoring device.  Strategic relationships have been created with technology and market leaders, and evaluation of new and emerging technology partners is ongoing.  Medical and claims data is aggregated from multiple source providers using a proprietary application programmatic interface and data storage architecture.  This data is analyzed to identify individual care needs of those entering the program.  Monitoring alerts and individual care plans are created and managed using the ActiveCare technology platform.  Care for chronic conditions may now be performed in real-time, and outcomes may be measured on both a medical and claims cost basis.

During the three and six months ended March 31, 2015, we spent approximately $27,000 and $72,000 on research and development for chronic illness monitoring related to ongoing improvements to methods and systems for the capture and analysis of data, as well as scalable architectures to migrate to production applications and deployments.  We will continue to identify claims and medical data sets as well as analytical and informatics technologies that advance our ability to provide unique services.  Core competency will continue to evolve in the methods and technologies for data analytics and predictive informatics.

CareCenter

A central point of our product offerings is our CareCenter.  Our CareCenter is staffed 24x7 with CareCenter specialists who are 911-certified and trained.  Our CareCenter specialists and CareCenter provide monitoring related to chronic illness test results, contacting testers who have not tested when scheduled, and onboarding new users to our products and services.

In contrast to a typical monitoring center, our CareCenter is equipped to respond to real-time alerts and data to better assist users of our products and services.  In addition, the CareCenter’s software will identify the caller, access the individual’s medical information, and assist with emergency dispatch.  We believe the CareCenter is a cornerstone of our business and will support current technology as well as evolve to support the integration of future technologies.

CareServices

We developed products that incorporate GPS, cellular capability, and fall detection, all of which are connected to our 24x7 CareCenter with the push of a button.  The transmitter can be worn on a neck pendant or belt clip, or carried in a purse, and sends a cellular signal to our CareCenter.  When the wearer of the device pushes the button, the staff at the CareCenter evaluate the situation and decide whether to call emergency services or a designated friend or family member.  In December 2014, we sold substantially all of our customer contracts and equipment leased to customers associated with our CareServices segment.

Research and Development Program

During the six months ended March 31, 2015, we spent approximately $72,000, compared to $123,000 during the same period in 2014, on research and development related to chronic illness monitoring.  The research and development expenditures focused on ongoing improvements to methods and systems for the capture and analysis of data, as well as scalable architectures to migrate to production applications and deployments during the six months ended March 31, 2015.

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

Inventory

Inventory consists of diabetic supplies and is recorded at the lower of cost or market, cost being determined using the first-in, first-out (“FIFO”) method.  Inventory held by distributors is reported as inventory until the supplies are shipped to the end user by the distributor.  We estimate an inventory reserve for obsolescence and excessive quantities.  Due to competitive pressures and technological innovation, it is possible that estimates of net realizable values could change in the near term.

Goodwill

Goodwill is reviewed for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable.  Our annual testing date is September 30.  The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows.  Future cash flows can be affected by changes in industry or market conditions.  Goodwill was not impaired as of September 30, 2014 and no event has occurred or circumstance has changed during the six months ended March 31, 2015 that would require an impairment test.

Impairment of Long-Lived Assets

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to twenty years.  Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  We impaired our CareServices customer contracts by $89,460 and patents by $408,332 as of September 30, 2014, which were recorded as part of discontinued operations related to the CareServices segment for the fiscal year ended September 30, 2014.  The impairment of the customer contracts is due to the sales price being lower than their net book value as of the date of sale.  The patents impaired were solely related to the CareServices segment that provide no future cash flows after the CareServices customer contracts and equipment leased to customers were sold in December 2014.  Our other long-lived assets were not impaired as of September 30, 2014.  No long-lived assets were considered to be impaired during the six months ended March 31, 2015.

Extinguishment of Debt

       We compare the cash flow of a modified note payable on the date of modification to the original terms of the note payable.  The original note is derecognized and a gain on the modification is recognized if the cash outflow of the original note payable is 10% greater than the modified note payable.

Revenue Recognition

Revenues have historically been from two sources: (1) sales of Chronic Illness Monitoring products and services; and (2) sales from CareServices.  The CareServices segment was sold in December 2014.  Information regarding revenue recognition policies relating to the Chronic Illness Monitoring and CareServices business segments is contained in the following paragraphs.

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

During the three months ended June 30, 2014, we began to provide enhanced monitoring services to a key customer, which pays a separate monthly monitoring fee.

When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on the relative selling prices. Multiple-element arrangements accounting guidance provides a hierarchy to use when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence (VSOE) of selling price, based on the price at which the item is regularly sold by the vendor on a stand-alone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence (TPE) of selling price is used to establish the selling price if it exists. If VSOE of selling price and TPE of selling price are not available, then the best estimate of selling price is to be used. During 2014, VSOE was established for the monitoring services we provide.  VSOE for supplies was previously established.  Therefore, total consideration under a multiple deliverable contract is allocated to supplies and monitoring through application of the relative fair value method.

CareServices

CareServices include contracts in which we lease monitoring devices and provide monitoring services to end users.  We typically enter into contracts on a month-to-month basis with end users that use CareServices.  However, these contracts may be cancelled by either party at any time with 30-days notice.  Under a standard contract, the device and service become billable on the date the end user orders the device, and remains billable until the device is returned to the Company.  Revenue on devices is recognized at the end of each month the CareServices have been provided.  In those circumstances in which payment is received in advance, we record these payments as deferred revenue.

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

Results of Operations

Three Months Ended March 31, 2015 and 2014

Revenues

Revenues for the three months ended March 31, 2015 were $1,552,000 compared to $1,037,000 for the same period in 2014, an increase of $515,000, or 50%.  The increase is due to resupply shipments to end users who were added in the previous year.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2015 was $1,089,000, compared to $2,477,000 for the same period in 2014, a decrease of $1,388,000, or 56%.  The decrease in cost of revenues is primarily due to an increase to a reserve for inventory obsolescence of $1,400,000 during the three months ended March 31, 2014.

Gross Profit

Gross profit for the three months ended March 31, 2015 was $463,000, compared to gross deficit of $1,440,000 for the same period in 2014, an increase of $1,903,000 for the reasons described above.  We expect gross profit to improve throughout the remainder of fiscal year 2015 as we anticipate that we will acquire more Chronic Illness Monitoring customers and retain existing customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2015 were $2,374,000, compared to $2,579,000 for the same period in 2014, a decrease of $205,000.  The decrease in expenses incurred is primarily due to a decrease in consulting fees, professional fees, payroll and insurance, and depreciation and amortization expenses offset, in part, by an increase in stock-based compensation.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2015 were $27,000, compared to $48,000 for the same period in 2014, a decrease of $21,000.  The decrease is due to the completion of certain Chronic Illness Monitoring platforms.  We expect to continue investing in research and development as we develop new platforms for Chronic Illness Monitoring.

Gain on Extinguishment of Debt

During January 2015, we modified a note payable to reduce the outstanding principal, net of discount, of $1,095,000 and accrued interest of $49,000 to $375,000, which resulted in a gain on extinguishment of debt of $769,000.

Interest Expense

Interest expense for the three months ended March 31, 2015 was $273,000, compared to $171,000 for the same period in 2014, an increase of $102,000.  The increase is due to the addition of third party and related party short-term debt.

Discontinued Operations

During December 2014, we sold substantially all of our customer contracts and equipment leased to customers associated with our CareServices segment.  Additional equipment in stock was sold to the buyer pursuant to a written invoice.  The purchase price included cash receipts of $412,280 for the customer contracts and $66,458 for the equipment in stock.  During the three months ended March 31, 2015 and 2014, we recognized a loss from discontinued operations of $100 and $246,000, respectively.

Net Loss

Net loss for the three months ended March 31, 2015 was $1,230,000, compared to $4,450,000 for the same period in 2014 for the reasons described above.

Dividends on Preferred Stock

We accrued $195,000 of dividends on preferred stock for the three months ended March 31, 2015, compared to $182,000 for the same period in 2014.  The increase is due to additional dividends for shares of Series F preferred stock which were issued during fiscal year 2014.

Six Months Ended March 31, 2015 and 2014

Revenues

Revenues for the six months ended March 31, 2015 were $3,060,000 compared to $3,046,000 for the same period in 2014, an increase of $14,000.  The increase for the three months ended March 31, 2015, discussed previously, was offset by a decrease for the three months ended December 31, 2014 compared to the same period in 2013.  The decrease for the three months ended December 31, 2014 is due to additional quarterly resupply shipments made at the beginning of the three-month period ended December 31, 2013 that were originally scheduled for the end of the three-month period ended September 30, 2013.

Cost of Revenues

Cost of revenues for the six months ended March 31, 2015 was $2,292,000, compared to $3,618,000 for the same period in 2014, a decrease of $1,326,000, or 37%.  The decrease in cost of revenues is primarily due to an increase to a reserve for inventory obsolescence of $1,400,000 during the six months ended March 31, 2014.

Gross Profit

Gross profit for the six months ended March 31, 2015 was $768,000, compared to gross deficit of $572,000 for the same period in 2014, an increase of $1,340,000 for the reasons described above.  We expect gross profit to improve throughout the remainder of fiscal year 2015 as we anticipate that we will acquire more Chronic Illness Monitoring customers and retain existing customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended March 31, 2015 were $4,725,000, compared to $4,939,000 for the same period in 2014, a decrease of $214,000.  The decrease in expenses incurred is primarily due to a decrease in consulting fees, professional fees, payroll and insurance, and depreciation and amortization expenses offset, in part, by an increase in stock-based compensation.

Research and Development Expenses

Research and development expenses for the six months ended March 31, 2015 were $72,000, compared to $123,000 for the same period in 2014, a decrease of $51,000.  The decrease is due to the completion of certain Chronic Illness Monitoring platforms.  We expect to continue investing in research and development as we develop new platforms for Chronic Illness Monitoring.

Gain on Extinguishment of Debt

During January 2015, we modified a note payable to reduce the outstanding principal, net of discount, of $1,095,000 and accrued interest of $49,000 to $375,000, which resulted in a gain on extinguishment of debt of $769,000.

Gain on Derivatives Liability

Gain on derivatives liability for the six months ended March 31, 2015 was $106,000, compared to $480,000 for the same period in 2014.  The derivatives liability recorded as of September 30, 2014 related to a variable conversion feature for the Series F preferred stock related to a milestone adjustment on December 31, 2014 that adjusted the conversion price on Series F Preferred stock from $1.00 to $0.3337 based on the number of subscribers we have obtained.  The derivatives liability was eliminated as of December 31, 2014 due to the milestone adjustment.  The derivatives liability recorded as of September 30, 2013 included convertible debt instruments with variable conversion elements which were eliminated during the three months ended December 31, 2013 due to the conversion of notes payable with variable conversion features.

Interest Expense

Interest expense for the six months ended March 31, 2015 was $624,000, compared to $1,440,000 for the same period in 2014, a decrease of $816,000.  The decrease is primarily due to the conversion of $2,985,000 of debt and accrued interest to equity during the three months ended December 31, 2013, offset, in part, by the addition of third party and related party short-term debt.

Discontinued Operations

During December 2014, we sold substantially all of our customer contracts and equipment leased to customers associated with our CareServices segment.  Additional equipment in stock was sold to the buyer pursuant to a written invoice.  The purchase price included a cash receipt of $412,280 for the customer contracts and $66,458 for the equipment in stock.  During the six months ended March 31, 2015 and 2014, we recognized a loss from discontinued operations of $188,000 and $548,000, respectively.

Net Loss

Net loss for the six months ended March 31, 2015 was $3,752,000, compared to $7,222,000 for the same period in 2014 for the reasons described above.

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

Dividends on Preferred Stock

We accrued $390,000 of dividends on preferred stock for the six months ended March 31, 2015, compared to $347,000 for the same period in 2014.  The increase is due to additional dividends for shares of Series F preferred stock which were issued during fiscal year 2014.

Liquidity and Capital Resources

Our primary sources of liquidity are the proceeds from the sale of our equity securities and debt.  We have not achieved sales levels sufficient to finance operations from cash flows from operating activities.  We anticipate that we will continue to seek funding to supplement revenues from the sale of our products and services through the sale of equity securities and debt until we achieve positive cash flows from operating activities.

Our cash balance as of March 31, 2015 was $505,000.  At that time, we had a working capital deficit of $7,527,000, compared to a working capital deficit of $6,011,000 as of September 30, 2014.  The decrease in working capital is primarily due to a reduction in accounts receivable due to customer collections, the sale of substantially all of our customer contracts and equipment leased to customers associated with CareServices, and an increase in related-party notes, dividends payable and related-party accounts payable, offset, in part, by an increase in prepaid expenses, cash, and a decrease in accounts payable.

Operating activities for the six months ended March 31, 2015 used cash of $421,000, compared to $3,186,000 for the same period in 2014, a decrease of $2,765,000.  The decrease in cash used in operating activities is primarily due to significant vendor payments on past due balances in the prior year, collection of accounts receivable, and the decrease in net loss, offset, in part, by gains on non-cash transactions.

Investing activities for the six months ended March 31, 2015 provided cash of $469,000, compared to cash used of $58,000 for the same period in 2014.  The increase in cash provided by investing activities is primarily due to the sale of substantially all of our customer contracts and equipment leased to customers associated with CareServices in December 2014.

Financing activities for the six months ended March 31, 2015 provided cash of $259,000, compared to $3,316,000 for the same period in 2014. The decrease in cash provided from financing activities is primarily due to proceeds from the sale of preferred stock and issuance of debt during the six months ended March 31, 2014 and the decrease in principal payments on debt during the six months ended March 31, 2015.

We had an accumulated deficit as of March 31, 2015 of $82,926,000, compared to $78,327,000 as of September 30, 2014.  Our total stockholders’ deficit as of March 31, 2015 was $6,499,000 compared to $5,144,000 as of September 30, 2014.  These changes were primarily due to our net loss for the six months ended March 31, 2015.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 states that only disposals representing strategic shifts in operations that have, or will have, a major effect on an entity’s operations should be reported as discontinued operations when any of the following occurs: The component of an entity or group of components of an entity is classified as held for sale, the component of an entity or group of components of an entity is disposed of by sale, or the component of an entity or group of components of an entity is disposed of other than by sale. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014, and interim periods therein, which will be effective for the Company for the quarter ending December 31, 2015.  Early adoption is not permitted.  The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position and results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing US GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, which will be effective for the Company for the quarter ending December 31, 2017. Early adoption is not permitted. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about the Company’s ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, which will be effective for the Company for the quarter ending December 31, 2017. The Company is assessing the impact, if any, of implementing this guidance and will incorporate it in its assessment of going concern.

In November 2014, the FASB issued ASU 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The ASU clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of a host contract. The ASU is effective for fiscal years and interim periods beginning after December 15, 2015, which will be effective for the Company for the quarter ending December 31, 2016. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective, for the reasons discussed below.

During the audit process for the year ended September 30, 2014, management identified material weaknesses in internal control over financial reporting as follows:

Control Environment

We did not maintain an effective control environment for internal control over financial reporting. Specifically, we concluded that we did not have appropriate controls in the following areas:

•	Evaluation of distributor contracts for revenue recognition

•	Review and approval of manual journal entries

•	Segregation of access to the accounting information system

•	Inventory records

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

Changes in Internal Control over Financial Reporting

During the six months ended March 31, 2015, management improved procedures related to manual journal entries, trained staff to improve internal controls over financial reporting, restricted user access to the accounting system, and improved segregation of incompatible duties.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2015, we issued the following shares of common stock without registration under the Securities Act of 1933 (the “Securities Act”):

•	936,999 shares for employee compensation for past services and bonuses, the value on the date of grant was $316,100;

•	17,432 shares to settle accrued dividends for Series D preferred stock, the value on the date of grant was $6,251;

•
2,000,000 shares to the Executive Chairman of the Board of Directors for services for the calendar year 2015, according to an agreement entered into prior to appointment as the Executive Chairman, the value on the date of grant was $600,000.  Additional shares may be issued under the agreement for additional end users acquired after reaching a milestone.

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

Item 3.    Defaults Upon Senior Securities

As of the date of this report, notes payable due to unrelated parties with total principal amounts of $264,000 are past due, in default, and unpaid.  In addition, a note payable due to a former Executive Chairman with a total principal amount of $397,000 is past due, in default, and unpaid.  The Company will make payments on these notes payable as funds are available.  Notes payable due to related parties with total principal amounts of $1,696,000 are past due, in default and unpaid, and these parties have not made a demand for payment.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description

(10)(i)	Form of Stock Purchase Warrant *

(10)(ii)	Information statement regarding departure and appointment of Executive Chairman of the Board of Directors *

(10)(iii)	Secured debt addendum

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document**

101 SCH	XBRL Schema Document**

101 CAL	XBRL Calculation Linkbase Document**

101 DEF	XBRL Definition Linkbase Document**

101 LAB	XBRL Labels Linkbase Document**

101 PRE	XBRL Presentation Linkbase Document**

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

ActiveCare, Inc.

/s/ James J. Dalton
James J. Dalton Executive Chairman of the Board of Directors (Principal Executive Officer)

Date: May 15, 2015

/s/ Marc C Bratsman
Marc C Bratsman Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 15, 2015