Form 10-Q
period 2015-06-30
ACTIVECARE, INC.
filed 2015-08-19
CIK 1429896

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes ☐No  ☒

As of August 19, 2015, the registrant had 57,177,808 shares of common stock outstanding.

ActiveCare, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	September 30,
	2015	2014
Assets

Current assets:
Cash	$79,174	$197,027
Accounts receivable, net	1,102,709	1,635,660
Inventory	1,133,892	1,649,320
Prepaid expenses and other	647,283	141,087
Assets of discontinued operations	-	712,403

Total current assets	2,963,058	4,335,497

Goodwill	825,894	825,894
Property and equipment, net	144,134	220,076
Deposits and other assets	17,845	29,594
Domain name, net	10,189	10,724

Total assets	$3,961,120	$5,421,785

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (continued)

	June 30,	September 30,
	2015	2014
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,448,916	$4,549,451
Accounts payable, related party	1,453,459	1,109,775
Accrued expenses	2,640,134	1,451,331
Notes payable, related party	2,121,532	1,669,620
Current portion of notes payable	1,001,147	1,212,937
Dividends payable	241,638	246,738
Derivatives liability	-	106,444

Total current liabilities	11,906,826	10,346,296

Notes payable, net of current portion	-	219,048

Total liabilities	11,906,826	10,565,344

Stockholders’ deficit:
Preferred stock, $.00001 par value: 10,000,000 shares authorized; 45,000 shares of Series D; 70,070 shares of Series E; and 5,361 shares of Series F outstanding	1	1
Common stock, $.00001 par value: 200,000,000 shares authorized; 55,677,808 and 45,815,351 shares outstanding, respectively	557	458
Additional paid-in capital, common and preferred	78,767,098	73,183,429
Accumulated deficit	(86,713,362)	(78,327,447)

Total stockholders’ deficit	(7,945,706)	(5,143,559)

Total liabilities and stockholders’ deficit	$3,961,120	$5,421,785

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Chronic illness monitoring revenues	$2,037,252	$1,540,354	$5,097,471	$4,586,651

Chronic illness monitoring cost of revenues	1,778,303	1,609,650	4,070,209	5,227,957

Gross profit (deficit)	258,949	(69,296)	1,027,262	(641,306)

Operating expenses:
Selling, general and administrative (including $1,725,930, $981,254, $4,148,228, and $2,555,644, respectively, of stock-based compensation)	2,986,953	2,354,147	7,712,427	7,296,642
Research and development	15,868	46,491	88,024	169,297

Total operating expenses	3,002,821	2,400,638	7,800,451	7,465,939

Loss from operations	(2,743,872)	(2,469,934)	(6,773,189)	(8,107,245)

Other income (expense):
Gain on extinguishment of debt	-	-	769,449	-
Gain (loss) on derivatives liability	-	(466,797)	106,444	12,940
Gain on lease termination	91,692	-	91,692	-
Loss on induced conversion of debt	-	-	-	(114,098)
Loss on liability settlements	(288,569)	-	(10,017)	-
Interest expense, net	(164,692)	(186,084)	(788,682)	(1,626,582)
Loss on disposal of property and equipment	-	-	(42,336)	(1,014)
Other income (expense)	36,611	(2,092)	12,985	34,911

Total other income (expense)	(324,958)	(654,973)	139,535	(1,693,843)

Loss from continuing operations	(3,068,830)	(3,124,907)	(6,633,654)	(9,801,088)

Gain (loss) from discontinued operations	5,284	(36,183)	(182,281)	(581,576)

Net loss	(3,063,546)	(3,161,090)	(6,815,935)	(10,382,664)

Deemed dividends on conversion of preferred stock to common stock	-	-	-	(2,234,924)
Deemed dividends on conversion of accrued dividends to common stock	(301,097)	-	(301,097)	-
Dividends on preferred stock	(266,599)	(194,730)	(656,836)	(541,563)

Net loss attributable to common stockholders	$(3,631,242)	$(3,355,820)	$(7,773,868)	$(13,159,151)

Net loss per common share - basic and diluted
Continuing operations	$(0.07)	$(0.09)	$(0.16)	$(0.40)
Discontinued operations	0.00	(0.00)	(0.00)	(0.02)

Net loss per common share	$(0.07)	$(0.09)	$(0.16)	$(0.42)

Weighted average common shares outstanding – basic and diluted	52,206,000	35,350,000	49,150,000	31,374,000

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(6,815,935)	$(10,382,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	277,135	844,250
Gain on derivatives liability	(106,444)	(12,940)
Stock-based compensation expense	3,464,401	2,098,103
Stock and warrants issued for services	683,827	457,541
Stock and warrants issued for interest expense	-	848,118
Amortization of debt discounts	667,588	692,834
Loss on induced conversion of debt	-	114,098
Loss on disposal of property and equipment	42,336	22,962
Inventory reduction for obsolescence	-	1,543,160
Gain on extinguishment of debt	(769,449)	-
Loss on liability settlements	10,017	-
Gain on lease termination	(91,692)	-
Changes in operating assets and liabilities:
Accounts receivable	532,951	416,796
Inventory	515,428	1,560,146
Prepaid expenses and other	1,094	(163,132)
Accounts payable	650,607	(2,680,838)
Accrued expenses	192,173	97,224
Deposits and other assets	-	63,770

Net cash used in operating activities	(745,963)	(4,480,572)

Cash flows from investing activities:
Purchases of property and equipment	(10,267)	(65,793)
Cash used to dispose of property and equipment	-	(29,078)
Proceeds from sale of discontinued operations	478,738	-
Proceeds from sale of property and equipment	938	-

Net cash provided by (used in) investing activities	469,409	(94,871)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	800,000	500,000
Proceeds from sale of preferred stock, net	-	3,580,771
Proceeds from issuance of related-party notes payable, net	-	2,576,166
Principal payments on notes payable	(641,299)	(736,654)
Principal payments on related-party notes payable	-	(893,666)
Payment of dividends	-	(295,756)

Net cash provided by financing activities	158,701	4,730,861

Net increase (decrease) in cash	(117,853)	155,418
Cash, beginning of the period	197,027	223,835

Cash, end of the period	$79,174	$379,253

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Nine Months Ended
	June 30,
	2015	2014
Supplemental Cash Flow Information:
Cash paid for interest	$16,107	$143,067

Non-Cash Investing and Financing Activities:
Issuance of stock for dividends	$963,034	$144,642
Dividends on preferred stock and related interest	656,837	467,880
Issuance of common stock for prepaid consulting services	600,000	-
Conversion of related-party accounts payable and accrued liabilities to related-party notes payable	105,000	-
Accounts payable converted to notes payable	100,000	-
Related-party notes payable converted to common stock	-	1,782,738
Notes payable converted to preferred stock	-	633,254
Issuance of stock and options for loan origination fees	-	370,633
Conversion of notes payable into common stock	-	325,000
Liability to issue shares of common stock for loan origination fees	-	234,793

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.             Basis of Presentation

The unaudited interim condensed consolidated financial statements of ActiveCare, Inc. (the “Company” or “ActiveCare”) have been prepared in accordance with Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2015 and September 30, 2014, and the results of its operations and its cash flows for the three and nine months ended June 30, 2015 and 2014.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.  The results of operations for the three months and nine months ended June 30, 2015 may not be indicative of the results for the full fiscal year ending September 30, 2015.

Going Concern

The Company continues to incur negative cash flows from operating activities and net losses.  The Company had negative working capital and negative total equity as of June 30, 2015 and September 30, 2014 and is in default with respect to certain debt.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2.             Restatement and Amendment of Previously Reported Financial Information

The Company restated its consolidated financial statements as of and for the fiscal year ended September 30, 2013 and its condensed consolidated financial statements as of and for the three and nine months ended June 30, 2014 to correct the accounting related to revenue recognition for chronic illness monitoring supplies shipped to distributors, as contained in its Form 10-K/A and Form 10-Q/A filed with the Securities and Exchange Commission on November 12, 2014.  Specifically, the Company determined it was better practice to defer revenue recognition until the products are shipped to the end users as opposed to the distributors, even though the distributors had taken title to the products and there were no significant rights of return.  The corrections deferred the recognition of revenue until later periods and did not impact cash flows related to these transactions.

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

	June 30, 2015	September 30, 2014
Customer contracts, net	$-	$569,250
Equipment leased to customers, net	-	111,435
Patents, net	-	31,718

Total assets of discontinued operations	$-	$712,403

As a result of the sale of the CareServices assets, the Company has reflected the segment as discontinued operations in the condensed consolidated financial statements for the three months and nine months ended June 30, 2015 and 2014.  The following table summarizes certain operating data for discontinued operations for the three months ended June 30:

	2015	2014
Revenues	$5,284	$203,940

Cost of revenues	-	183,317

Gross profit	5,284	20,623

Selling, general and administrative expenses	-	(38,060)

Loss on disposal of property and equipment	-	(18,746)

Gain (loss) from discontinued operations	$5,284	$(36,183)

The following table summarizes certain operating data for discontinued operations for the nine months ended June 30:

	2015	2014
Revenues	$150,576	$829,496

Cost of revenues	121,647	701,556

Gross profit	28,929	127,940

Selling, general and administrative expenses	(211,210)	(690,770)

Loss on disposal of property and equipment	-	(18,746)

Loss from discontinued operations	$(182,281)	$(581,576)

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

Common share equivalents consist of shares issuable upon the exercise of common stock warrants, shares issuable from restricted stock grants, and shares issuable from convertible notes and convertible Series D, Series E and Series F preferred stock.  As of June 30, 2015 and 2014, there were 27,489,219 and 17,168,988 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS as their effect would be anti-dilutive.  The common stock equivalents outstanding consist of the following as of:

	June 30, 2015	June 30, 2014
Common stock options and warrants	9,567,551	10,991,576
Series D convertible preferred stock	225,000	225,000
Series E convertible preferred stock	477,830	494,162
Series F convertible preferred stock	16,065,328	5,361,000
Convertible debt	1,146,010	80,000
Restricted shares of common stock	7,500	17,250

Total common stock equivalents	27,489,219	17,168,988

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing US GAAP. In August 2015, the FASB voted to defer the effective date of the new revenue standard by one year. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, which will be effective for the Company for the quarter ending December 31, 2018. Early adoption is not permitted. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about the Company’s ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, which will be effective for the Company for the quarter ending December 31, 2017. The Company is assessing the impact, if any, of implementing this guidance on its assessment of going concern.

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

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The purpose of this ASU is to clarify guidance, correct unintended application of guidance, or make minor improvements to guidance. The ASU is effective for fiscal years and interim periods beginning after December 15, 2015, which will be effective for the Company for the quarter ending December 31, 2016. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory. The purpose of this ASU is to more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards. This ASU requires entities to measure most inventory “at the lower of cost and net realizable value.” Additionally, some of the amendments are designed to more clearly articulate the requirements for the measurement and disclosure of inventory. The ASU is effective for fiscal years and interim periods beginning after December 15, 2016, which will be effective for the Company for the quarter ending December 31, 2017. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

6.             Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables and changes in payment histories.  Accounts receivable are written off when management determines the likelihood of collection is remote.  A receivable is considered to be past due if any portion of the receivable balance has not been received by the contractual payment date.  Interest is not charged on accounts receivable that are past due.  The Company recorded an allowance for doubtful accounts of $197,996 and $115,994 as of June 30, 2015 and September 30, 2014, respectively.

7.             Inventory

Inventory consists of diabetic supplies and is recorded at the lower of cost or market, cost being determined using the first-in, first-out (“FIFO”) method.  Inventory held by distributors is reported as inventory until the supplies are shipped to the end user by the distributor.  The Company estimates an inventory reserve for obsolescence and excessive quantities.  Due to competitive pressures and technological innovation, it is possible that estimates of net realizable values could change in the near term.  During the nine months ended June 30, 2015, the Company disposed of $840,312 of inventory for which a reserve for obsolescence had previously been recorded.  Inventory consists of the following as of:

	June 30, 2015	September 30, 2014
Finished goods	$471,517	$589,423
Finished goods held by distributors	1,448,290	2,720,626

Total inventory	1,919,807	3,310,049

Inventory reserve	(785,915)	(1,660,729)

Net inventory	$1,133,892	$1,649,320

8.             Customer Contracts

As of June 30, 2015 and September 30, 2014, the cost associated with acquired Chronic Illness Monitoring customer contracts was $214,106 and the accumulated amortization was $214,106.  Amortization expense related to these contracts for the nine months ended June 30, 2015 and 2014 was $0 and $57,220, respectively.

The Company sold substantially all of its CareServices customer contracts during December 2014 (see Note 3).  The Company impaired the CareServices customer contracts as of September 30, 2014 by $89,460.  As of June 30, 2015 and September 30, 2014, customer contracts totaled $0 and $2,066,316, respectively, and the related accumulated amortization was $0 and $1,497,067, respectively.  Amortization expense related to the CareServices segment for the nine months ended June 30, 2015 and 2014 was $179,648 and $538,944, respectively.

9.             Patents

The Company amortized its patents over their remaining useful lives.  Amortization expense for the nine months ended June 30, 2015 and 2014 was $31,718 and $95,153, respectively.  The Company impaired the patents as of September 30, 2014 by $408,332.  As of June 30, 2015 and September 30, 2014, the cost associated with the patents was $514,046 and the accumulated amortization was $514,046 and $482,328, respectively.

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

	June 30, 2015	September 30, 2014
Software	$100,574	$100,574
Leasehold improvements	98,023	151,287
Furniture	68,758	69,776
Equipment	54,732	54,732

Total property and equipment	322,087	376,369

Accumulated depreciation and amortization	(177,953)	(156,293)

Property and equipment, net	$144,134	$220,076

Assets to be disposed of are reported at the lower of their carrying amounts or fair values, less the estimated costs to sell or dispose.  During the nine months ended June 30, 2015 and 2014, the Company recorded a loss on the disposal of property and equipment of $42,336 and $19,760, respectively.  During December 2014, the Company sold all of its equipment leased to customers (see Note 3).  Depreciation expense for the nine months ended June 30, 2015 and 2014 was $65,234 and $151,156, respectively.

11.          Accrued Expenses

Accrued expenses consist of the following as of:

	June 30, 2015	September 30, 2014
Liability to issue common stock	$1,735,272	$522,087
Payroll expense	339,527	308,529
Commissions and fees	315,293	453,744
Interest	114,346	59,091
Deferred revenue	112,023	18,534
Other	23,673	-
Deferred rent	-	89,346

Total accrued expenses	$2,640,134	$1,451,331

12.          Notes Payable

The Company had the following notes payable outstanding as of:

	June 30, 2015	September 30, 2014
Note payable previously secured by CareServices customer contracts. In January 2015, the note was amended to reduce the outstanding principal to $375,000, interest at 9%, and payable in 15 monthly installments beginning in February 2015. The amendment released the collateralized customer contracts and the note payable is guaranteed by both a former Executive Chairman of the Board of Directors and a member of the Board of Directors. A gain on the extinguishment of the old note of $769,449 was recorded in other income.	$303,212	$1,103,841

Unsecured note payable with interest at 12%, due November 2015.  In connection with the issuance of the note, the Company repriced previously issued warrants to purchase shares of common stock.  The $22,397 increase in relative fair value of the warrants is being amortized to interest expense over the term of the note.  The note also requires a payment of 3,000,000 shares of common stock, which is recorded as an accrued expense.  $277,603 of the $780,000 fair value of the common stock is being amortized to interest expense over the term of the note, and the remaining amount was recognized as a loss on settlement of a liability.
	300,000	-

Secured borrowings from a third party that purchased $378,000 of customer receipts for $300,000, with due dates ranging from November to December 2015 and payable in daily payments ranging from $955 to $1,909. The $78,000 difference between the customer receipts and cash received is being amortized to interest expense over the term of the respective notes.	306,409	-

Secured borrowings from third parties that purchased a $337,600 customer receivable for $200,000, currently in default. The Company was able to buy back the receivable for $233,333 less cash received by the third parties before June 2015. The $33,333 difference between the buyback and cash received plus $20,000 of commission paid to a related party, was amortized to interest expense through June 2015.	233,333	233,333

Secured borrowings from a third party that purchased $252,000 of customer receipts for $200,000, due September 2015 and payable in daily payments of $1,909. The $52,000 difference between the customer receipts and cash received is being amortized to interest expense over the term of the note.	116,455	-

Unsecured notes with interest at 15% (18% after the maturity date), due April 2013. The Company issued 20,000 shares of Series D preferred stock as loan origination fees. The $195,000 fair value of the preferred stock was amortized over the original term of the note. Principal of $50,000 and accrued interest of $13,333 were converted to common stock in December 2013.	64,261	64,261

Unsecured note payable with no interest, due March 2015. In connection with the issuance of the note, the Company issued warrants to purchase 450,000 shares of common stock. The $143,634 relative fair value of the warrants was amortized to interest expense through March 2015. The note also required a payment of the greater of 667,000 shares of common stock or shares of common stock equal to $500,000 at the end of the term (relative fair value of $230,293). In May 2015, the note and other payables were converted into an unsecured note payable to the same party.	$-	$200,000

Total notes payable before discount	1,323,670	1,601,435

Less discount	(322,523)	(169,450)

Total notes payable	1,001,147	1,431,985

Less current portion	(1,001,147)	(1,212,937)

Notes payable, net of current portion	$-	$219,048

13.          Related-Party Notes Payable

The Company had the following related-party notes payable outstanding as of:

	June 30, 2015	September 30, 2014
Secured borrowings from entities controlled by an officer of the Company that purchased a $2,813,175 customer receivable for $1,710,500, currently in default. The Company was able to buy back the receivable for $1,950,000 less cash received by the entities through March 2015. The $239,500 difference between the buyback and cash received plus $253,500 of loan origination fees was amortized to interest expense through March 2015.	$1,639,500	$1,639,500

Unsecured note payable to a former Executive Chairman of the Board of Directors with no interest (18% in the event of default), due on demand, currently in default. The former Executive Chairman demanded payment by May 15, 2015.	396,667	-

Unsecured note payable to a former officer of the Company with interest at 15%, due June 2012, currently in default. The note included a $3,000 loan origination fee added to the principal and is convertible into common stock at $0.50 per share.	30,000	30,000

Unsecured note payable to a former officer of the Company with interest at 12%, due September 2013, currently in default, and convertible into common stock at $0.75 per share.	26,721	26,721

Unsecured note payable to an entity controlled by a former Executive Chairman of the Board of Directors, interest at 12%, due on demand, and convertible into common stock at $0.75 per share. The Company issued 17,500 shares of common stock as loan origination fees. The $26,250 fair value of the common stock was amortized to interest expense over the original term of the note, (through September 2013). In December 2013, $160,000 of the note was converted to common stock.	15,000	15,000

Unsecured note payable to a former officer of the Company with interest at 12%, due on demand.	$13,644	$13,644

Secured borrowings from a former Executive Chairman of the Board of Directors who purchased a $422,000 customer receivable for $250,000.  The Company was able to buy back the receivable for $291,667 less cash received by the former Executive Chairman before June 2015.  The $41,667 difference between the buyback and cash received plus $25,000 of loan origination fees was to be amortized to interest expense over the buyback term.  In November 2014, the secured borrowings and other advances were converted into an unsecured note payable to the same related party and the remaining discount balance was expensed.
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

15.           Derivatives Liability

The derivatives liability as of June 30, 2015 and September 30, 2014 was $0 and $106,444, respectively.  The derivatives liability as of September 30, 2014 is related to a variable conversion price adjustment on the Series F preferred stock.  The derivatives liability as of December 31, 2014 was eliminated due to the conversion price on Series F preferred stock being adjusted from $1.00 to $0.3337 based on the number of subscribers as of December 31, 2014.

During the fiscal year ended September 30, 2014, the Company estimated the fair value of the embedded derivatives prior to their conversion and elimination using a binomial option-pricing model with the following assumptions, according to the instrument: exercise price of $0.35 per share; risk free interest rate of 0.060%; expected life of 0.50 years; expected dividends of 0%; a volatility factor of 104%; and a stock price of $0.24.  The expected lives of the instruments were equal to the average term of the conversion option.  The expected volatility is based on the historical price volatility of the Company’s common stock.  The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.  The Company recognized a gain on derivatives liability for the nine months ended June 30, 2015 and 2014 of $106,444 and $12,940, respectively.

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

Series D Convertible Preferred Stock

The Board of Directors has designated 1,000,000 shares of preferred stock as Series D convertible preferred stock (“Series D preferred stock”).  The Series D preferred stock is voting on an as-converted basis.  The Series D preferred stock has a dividend rate of 8%, payable quarterly.  The Company may redeem the Series D preferred shares at a redemption price equal to 120% of the original purchase price with 15 days notice. In December 2013, 893,218 shares of Series D preferred stock were converted to 6,252,526 shares of common stock.   The conversion rate of seven shares of common stock per preferred share was greater than the designated conversion rate of five shares of common stock per preferred share and, therefore, the fair value of the additional 1,786,436 shares was recorded as a deemed dividend. During each of the three months ended June 30, 2015 and 2014, the Company accrued $6,183 of dividends on Series D preferred stock and settled $6,115 and $6,183 of accrued dividends, respectively, by issuing 22,470 and 12,881 shares of common stock, respectively.  During the nine months ended June 30, 2015 and 2014, the Company accrued $18,549 and $63,062 of dividends on Series D preferred stock, respectively, and settled $18,617 and $63,062 of accrued dividends, respectively, by issuing 58,424 and 75,203 shares of common stock, respectively.

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

During each of the three months ended June 30, 2015 and 2014, the Company accrued dividends of $81,716 to Series E shareholders.  During the three months ended June 30, 2015 and 2014, the Company paid dividends of $0 and $81,716, respectively, to Series E shareholders.

During the nine months ended June 30, 2015 and 2014, the Company accrued dividends of $245,147 and $223,827, respectively, to Series E shareholders.  During the nine months ended June 30, 2015 and 2014, the Company paid dividends of $0 and $223,827, respectively, to Series E shareholders.  As of June 30, 2015 and September 30, 2014, the redemption price for the Series E preferred stock was $477,829.

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

During the three and nine months ended June 30, 2015, the Company accrued dividends of $178,700 and $393,140, respectively, to Series F shareholders.  In June 2015, the Company settled $571,840 of accrued dividends and $71,480 of future dividends by issuing 3,372,917 shares of common stock.  The agreed upon conversion rate per common share issued was less than the fair value of the common stock as of the conversion date, therefore, the additional fair value of $301,097 was recorded as a deemed dividend.

Liquidation Preference

Upon any liquidation, dissolution or winding up of the Company, before any distribution or payment may be made to the holders of the common stock, the holders of the Series D preferred stock, Series E preferred stock, and Series F preferred stock are entitled to be paid out of the assets an amount equal to $1.00 per share plus all accrued but unpaid dividends.  If the assets of the Company are insufficient to make payment in full to all holders of preferred stock, then the assets shall be distributed among the holders of preferred stock ratably in proportion to the full amounts to which they would otherwise be entitled.

17.          Common Stock

In April 2014, the Company amended its Certificate of Incorporation increasing the total number of authorized shares of common stock from 50,000,000 shares to 200,000,000 shares.

During the nine months ended June 30, 2015, the Company issued 9,862,457 shares of common stock as follows:

•
290,000 shares to the former Interim Chief Executive Officer for future services, the value on the date of grant was $69,600.  The shares originally vested quarterly over two years, but fully vested upon the mutual resignation of the former Interim Chief Executive Officer during March 2015;

•	2,641,116 shares for employee compensation for past services and bonuses, the value on the date of grant was $752,071;

•	58,424 shares to settle accrued dividends for Series D preferred stock, the value on the date of grant was $18,617;

•
2,000,000 shares to the Executive Chairman of the Board of Directors for services for the calendar year 2015, according to an agreement entered into prior to appointment as the Executive Chairman, the value on the date of grant was $600,000.  Additional shares may be issued under the agreement for additional end users acquired after reaching a milestone.

•	3,372,917 shares to settle accrued and future dividends for Series F preferred stock, the value on the date of grant was $944,417;

•	1,500,000 shares for services provided by independent consultants, the value on the date of grant was $440,000;

The fair value of unvested common stock as of June 30, 2015 was $2,216,021.

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

During the three and nine months ended June 30, 2015, the Company did not grant any common stock options or warrants.  During February 2015, the Company modified the exercise price of options and warrants previously issued to the Executive Chairman of the Board of Directors from $1.00 to $0.30 per share, according to an agreement entered into prior to appointment as the Executive Chairman, and recognized additional expense of $20,472.  During April 2015, the Company modified the exercise price of options and warrants previously issued to a note holder from $1.00 to $0.40 per share as part of a settlement agreement and conversion of an existing note payable and other payables into a new note payable.  The additional expense of $22,397 was recorded as discount on the new note and is being amortized to interest expense over the term of the note.

During the nine months ended June 30, 2015 and 2014, the Company measured the fair value of the warrants using a binomial valuation model with the following assumptions:

	Nine Months Ended
	June 30,
	2015	2014
Exercise price	$0.30 - $1.00	$0.50 - $1.10
Expected term (years)	1 - 2	1 - 3
Volatility	228% - 302%	101% - 216%
Risk-free rate	0.22% - 0.63%	0.11% - 0.92%
Dividend rate	0%	0%

The following table summarizes information about stock options and warrants outstanding as of June 30, 2015:

Options and Warrants	Number of Options and Warrants	Weighted- Average Exercise Price
Outstanding as of October 1, 2014	10,991,576	$1.05
Granted	-
Exercised	-
Forfeited	(1,424,025)
Outstanding as of June 30, 2015	9,567,551	0.98
Exercisable as of June 30, 2015	7,737,551	1.09

As of June 30, 2015, the outstanding warrants have an aggregate intrinsic value of $0, the weighted average remaining term of the warrants was 3.15 years, and the fair value of unvested stock options and warrants was $189,074.

19.           Segment Information

The Company operated two business segments during the nine months ended June 30, 2015 based primarily on the nature of the Company’s products. The Chronic Illness Monitoring segment is engaged in the business of developing, distributing and marketing mobile monitoring of patient vital signs and physical activity to insurance companies, disease management companies, third-party administrators, and self-insured companies.

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

The following table reflects certain financial information relating to each reportable segment as of June 30, 2015 and 2014 and for the three months then ended:

	Corporate	Chronic Illness Monitoring	CareServices (Discontinued Operations)	Total
As of June 30, 2015 and for the Three Months Then Ended
Sales to external customers	$-	$2,037,252	$5,284	$2,042,536
Segment income (loss)	(2,839,603)	(229,227)	5,284	(3,063,546)
Interest expense, net	164,692	-	-	164,692
Segment assets	824,805	3,136,315	-	3,961,120
Property and equipment purchases	-	-	-	-
Depreciation and amortization	13,283	-	-	13,283

As of June 30, 2014 and for the Three Months Then Ended
Sales to external customers	$-	$1,540,354	$203,940	$1,744,294
Segment loss	(2,510,926)	(613,981)	(36,183)	(3,161,090)
Interest expense, net	186,084	-	-	186,084
Segment assets	613,982	3,808,570	1,752,400	6,174,952
Property and equipment purchases	7,648	-	-	7,648
Depreciation and amortization	19,818	179,648	57,392	256,858

The following table reflects certain financial information relating to each reportable segment as of June 30, 2015 and 2014 and for the nine months then ended:

	Corporate	Chronic Illness Monitoring	CareServices (Discontinued Operations)	Total
As of June 30, 2015 and for the Nine Months Then Ended
Sales to external customers	$-	$5,097,471	$150,576	$5,248,047
Segment income (loss)	(6,755,947)	122,293	(182,281)	(6,815,935)
Interest expense, net	788,682	-	-	788,682
Segment assets	824,805	3,136,315	-	3,961,120
Property and equipment purchases	10,267	-	-	10,267
Depreciation and amortization	43,471	-	233,664	277,135

As of June 30, 2014 and for the Nine Months Then Ended
Sales to external customers	$-	$4,586,651	$829,496	$5,416,147
Segment loss	(7,641,711)	(2,159,377)	(581,576)	(10,382,664)
Interest expense, net	1,626,582	-	-	1,626,582
Segment assets	613,982	3,808,570	1,752,400	6,174,952
Property and equipment purchases	65,793	-	-	65,793
Depreciation and amortization	75,910	236,868	531,472	844,250

20.           Commitments and Contingencies

During the nine months ended June 30, 2015, the Company leased office space under a non-cancelable operating lease, which was terminated during June 2015.  In February 2015, the Company entered into a sublease agreement for part of the office space under the non-cancelable operating lease through the end of the original lease period.  Payments under the sublease were made by the sublessee directly to the Company’s landlord.  During the nine months ended June 30, 2015, the Company recognized $42,438 of sublease income as part of other expense, net.

The Company’s rent expense for facilities under the terminated operating lease for the nine months ended June 30, 2015 and 2014 was approximately $226,000 and $225,000, respectively.

During June 2015, the Company entered into a new non-cancelable operating lease for its existing office space, excluding the previously subleased space, and with payments beginning in July 2015.  Future minimum rental payments under the non-cancelable operating lease as of June 30, 2015 are as follows:

Years Ending September 30,
2015 (three months)	$31,019
2016	126,249
2017	130,036
2018	111,340

$398,644

On May 28, 2015, an investor of the Company filed a lawsuit for $1,000,000 exclusive of interest and costs against the Company, its Executive Chairman, an entity controlled by its former Executive Chairman, and 4G Biometrics, a wholly owned subsidiary of the Company claiming a breach of contract in the District Court of Utah-Central Division.  The Company has engaged legal counsel regarding the matter.  As the lawsuit is in its early stages, it is not possible to predict the outcome of the matter.  The Company intends to vigorously dispute the litigation and believes it has meritorious defenses to the claims.

21.           Subsequent Events

Subsequent to June 30, 2015 and through the release date of this report, the Company entered into the following agreements and transactions:

(1)	During July 2015, the Company received advances totaling $100,000 from an entity controlled by a former Executive Chairman.

(2)
During August 2015, the Company issued 750,000 shares of common stock to employees as bonuses for performance during the three months ended June 30, 2015.  The Company accrued $210,000 of expense related to the bonuses as of June 30, 2015.

(3)
During August 2015, the Company issued 250,000 shares of common stock to a company affiliated with a former Executive Chairman for guarantees on notes payable.  The Company accrued $65,000 of expense related to the issuance as of June 30, 2015.

(4)
During August 2015, the Company issued 500,000 shares of common stock to a former Executive Chairman for past services.  The Company accrued $130,000 of expense related to the issuance as of June 30, 2015.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist in better understanding our operations and our present business environment.  This MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements for the fiscal years ended September 30, 2014 and 2013, and the accompanying notes thereto, contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 and our unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2015 and 2014, and the accompanying notes thereto, contained in this Quarterly Report on Form 10-Q. Unless otherwise indicated, the terms “ActiveCare,” the “Company,” “we,” and “our” refer to ActiveCare, Inc., a Delaware corporation and its subsidiaries.

Overview

ActiveCare, Inc. was formed March 5, 1998 as a wholly owned subsidiary of Track Group, Inc. [OTCQB: TRCK], a Utah corporation, formerly known as SecureAlert, Inc. (“SecureAlert”).  We were spun off from SecureAlert in February 2009.  Effective July 15, 2009, we changed our name to ActiveCare, Inc., and our state of incorporation to Delaware. Our fiscal year ends on September 30.

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

With U.S. healthcare costs increasing annually, we believe that cost containment is a primary issue facing the industry. These escalating costs will only intensify as the baby-boom generation ages.  We believe the ability to monitor chronic illness in the home will mitigate health care costs for the chronically ill and the elderly.  Through the technologies we are developing, we believe we can both enhance lives and provide peace of mind with the knowledge that vital signs are being monitored.  At the same time, we believe we can save millions of dollars in the health care sector as we identify problems and issues before they become crises.

We believe that through the technologies we have already developed and are continuing to develop, we can enhance the lives not only of the growing diabetic segment of today’s population, but also the lives of other segments of the population, such as those with other chronic illnesses.

Recent Developments

We have financed operations primarily through the sale of equity securities, long-term debt and short-term debt.  Until revenues are sufficient to meet our needs, we will attempt to secure financing through equity or debt securities.  We continue to incur negative cash flows from operating activities and net losses.  We had negative working capital and negative total equity as of June 30, 2015 and September 30, 2014 and are in default with respect to certain debt.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements included in this Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.

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

Our Product and Service Strategy

During the nine months ended June 30, 2015, our product and service strategy consisted of two segments; chronic illness monitoring and care services (“CareServices”) or personal emergency response systems (“PERS”).  In December 2014, we sold substantially all of our customer contracts and equipment leased to customers associated with our CareServices segment.

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

During the three and nine months ended June 30, 2015, we spent approximately $16,000 and $88,000 on research and development for chronic illness monitoring related to ongoing improvements to methods and systems for the capture and analysis of data, as well as scalable architectures to migrate to production applications and deployments.  We will continue to identify claims and medical data sets as well as analytical and informatics technologies that advance our ability to provide unique services.  Core competency will continue to evolve in the methods and technologies for data analytics and predictive informatics.

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

Research and Development Program

During the nine months ended June 30, 2015, we spent approximately $88,000, compared to $169,000 during the same period in 2014, on research and development related to chronic illness monitoring.  The research and development expenditures focused on ongoing improvements to methods and systems for the capture and analysis of data, as well as scalable architectures to migrate to production applications and deployments during the nine months ended June 30, 2015.

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

Goodwill

Goodwill is reviewed for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable.  Our annual testing date is September 30.  The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows.  Future cash flows can be affected by changes in industry or market conditions.  Goodwill was not impaired as of September 30, 2014 and no events or circumstances have changed during the nine months ended June 30, 2015 that would require an impairment test.

Impairment of Long-Lived Assets

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to twenty years.  Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  We impaired our CareServices customer contracts by $89,460 and patents by $408,332 as of September 30, 2014, which were recorded as part of discontinued operations related to the CareServices segment for the fiscal year ended September 30, 2014.  The impairment of the customer contracts is due to the sales price being lower than their net book value as of the date of sale.  The patents impaired were solely related to the CareServices segment that provide no future cash flows after the CareServices customer contracts and equipment leased to customers were sold in December 2014.  Our other long-lived assets were not impaired as of September 30, 2014.  No long-lived assets were considered to be impaired during the nine months ended June 30, 2015.

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

When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on the relative selling prices. Multiple-element arrangements accounting guidance provides a hierarchy to use when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence (VSOE) of selling price, based on the price at which the item is regularly sold by the vendor on a stand-alone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence (TPE) of selling price is used to establish the selling price if it exists. If VSOE of selling price and TPE of selling price are not available, then the best estimate of selling price is to be used. Total consideration under our multiple deliverable contracts is allocated to supplies and monitoring through application of the relative fair value method.

During the three months ended June 30, 2014, we began to provide enhanced monitoring services to a key customer, which pays a separate monthly monitoring fee.  Beginning in the three months ended June 30, 2015, our sales initiatives under the direction of new executive management are focused on the monitoring of end users.  This monitoring is accounted for as an element with stand-alone value.  For other customers, there is no separate monthly monitoring fee paid.

CareServices

CareServices included contracts in which we leased monitoring devices and provided monitoring services to end users.  We typically entered into contracts on a month-to-month basis with end users that used CareServices.  However, these contracts could be cancelled by either party at any time with 30-days notice.  Under a standard contract, the device and service became billable on the date the end user ordered the device, and remained billable until the device was returned to the Company.  Revenue on devices was recognized at the end of each month the CareServices had been provided.  In those circumstances in which payment was received in advance, we recorded these payments as deferred revenue.

CareServices revenue was recognized when persuasive evidence of an arrangement existed, delivery of the device or service had occurred, prices were fixed or determinable and payment had occurred or collection was reasonably assured.  Shipping and handling fees were included as part of net revenues.  The related freight costs and supplies directly associated with shipping products to end users were included as a component of cost of revenues.  All CareServices sales were made with net 30-day payment terms.

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

Results of Operations

Three Months Ended June 30, 2015 and 2014

Revenues

Revenues for the three months ended June 30, 2015 were $2,037,000 compared to $1,540,000 for the same period in 2014, an increase of $497,000, or 32%.  The increase is primarily due to resupply shipments to end users who were newly enrolled since the three months ended June 30, 2014 and increased sales to new customers offset, in part, by the deferral of monitoring revenue during the three months ended June 30, 2015.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2015 was $1,778,000, compared to $1,610,000 for the same period in 2014, an increase of $168,000, or 10%.  The increase in cost of revenues is primarily due to an increase in revenue during the three months ended June 30, 2015.

Gross Profit

Gross profit for the three months ended June 30, 2015 was $259,000, compared to gross deficit of $69,000 for the same period in 2014, an increase of $328,000 for the reasons described above.  We expect gross profit to improve throughout the remainder of fiscal year 2015 as we anticipate that we will acquire more Chronic Illness Monitoring customers and retain existing customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2015 were $2,987,000, compared to $2,354,000 for the same period in 2014, an increase of $633,000.  The increase in expenses incurred is primarily due to an increase in stock-based compensation.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2015 were $16,000, compared to $46,000 for the same period in 2014, a decrease of $30,000.  The decrease is due to the completion of certain Chronic Illness Monitoring platforms.  We expect to continue investing in research and development as we develop new platforms for Chronic Illness Monitoring.

Loss on derivatives liability

 During the three months ended June 30, 2014, a derivatives liability was established for a variable conversion feature for the Series F preferred stock related to a potential mile-stone adjustment.

 Gain on lease termination

 During June 2015, a non-cancelable operating lease for office space was terminated resulting in a gain of $92,000 related primarily to the straight-line accounting for the lease agreement.

Loss on liability settlements

During April 2015, we entered into an agreement to settle a note payable and other payables due to a third party by converting the outstanding balances into an unsecured note payable, repricing previously issued warrants to purchase shares of common stock, and issuing shares of common stock.  The settlement resulted in a loss of $272,000.  In addition, we settled other amounts payable to third parties which resulted in a net loss of $17,000.

Interest Expense

Interest expense for the three months ended June 30, 2015 was $165,000, compared to $186,000 for the same period in 2014, a decrease of $21,000.  The decrease is primary due to the completion of the amortization of discounts on related party notes during three months ended March 31, 2015.

Discontinued Operations

During December 2014, we sold substantially all of our customer contracts and equipment leased to customers associated with our CareServices segment.  Additional equipment in stock was sold to the buyer pursuant to a written invoice.  The sales price included cash receipts of $412,280 for the customer contracts and $66,458 for the equipment in stock.  During the three months ended June 30, 2015 and 2014, we recognized a gain from discontinued operations of $5,000 and a loss of $36,000, respectively.

Net Loss

Net loss for the three months ended June 30, 2015 was $3,064,000, compared to $3,161,000 for the same period in 2014 for the reasons described above.

Deemed dividends on conversion of accrued dividends to common stock

During June 2015, we accounted for $944,000 of common stock issued for the conversion of $572,000 of dividends payable and $71,000 for the prepayment of dividends related to Series F preferred stock.  The agreed-upon conversion rate per common share issued was less than the fair value of the common stock as of the conversion date, therefore, the additional fair value of $301,000 was recorded as a deemed dividend.

Dividends on Preferred Stock

We accrued $267,000 of dividends on preferred stock for the three months ended June 30, 2015, compared to $195,000 for the same period in 2014.  The increase is due an increase in the dividend rate related to Series F preferred stock during the three months ended June 30, 2015.

Nine Months Ended June 30, 2015 and 2014

Revenues

Revenues for the nine months ended June 30, 2015 were $5,097,000 compared to $4,587,000 for the same period in 2014, an increase of $510,000, or 11%.  The increase is primarily due to resupply shipments to end users who were newly enrolled during the nine months ended June 30, 2015 and increased sales to new customers offset, in part, by the deferral of monitoring revenue.

Cost of Revenues

Cost of revenues for the nine months ended June 30, 2015 was $4,070,000, compared to $5,228,000 for the same period in 2014, an decrease of $1,158,000, or 22%.  The decrease in cost of revenues is primarily due to an increase to a reserve for inventory obsolescence of $1,543,000 during the nine months ended June 30, 2014.

Gross Profit

Gross profit for the nine months ended June 30, 2015 was $1,027,000, compared to gross deficit of $641,000 for the same period in 2014, an increase of $1,668,000 for the reasons described above.  We expect gross profit to improve throughout the remainder of fiscal year 2015 as we anticipate that we will acquire more Chronic Illness Monitoring customers and retain existing customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended June 30, 2015 were $7,712,000, compared to $7,297,000 for the same period in 2014, an increase of $415,000.  The increase in expenses incurred is primarily due to an increase in stock-based compensation offset, in part, by a decrease in payroll and insurance, consulting fees, professional fees, and depreciation and amortization expenses.

Research and Development Expenses

Research and development expenses for the nine months ended June 30, 2015 were $88,000, compared to $169,000 for the same period in 2014, a decrease of $81,000.  The decrease is due to the completion of certain Chronic Illness Monitoring platforms.  We expect to continue investing in research and development as we develop new platforms for Chronic Illness Monitoring.

Gain on Extinguishment of Debt

During January 2015, we modified a note payable to reduce the outstanding principal, net of discount, of $1,095,000 and accrued interest of $49,000 to $375,000, which resulted in a gain on extinguishment of debt of $769,000.

Gain on Derivatives Liability

Gain on derivatives liability for the nine months ended June 30, 2015 was $106,000, compared to $13,000 for the same period in 2014. The derivatives liability recorded as of September 30, 2014 related to a variable conversion feature for the Series F preferred stock related to a milestone adjustment on December 31, 2014 that adjusted the conversion price on Series F Preferred stock from $1.00 to $0.3337 based on the number of subscribers we have obtained. The derivatives liability was eliminated as of December 31, 2014 due to the milestone adjustment. The derivatives liability recorded as of September 30, 2013 included convertible debt instruments with variable conversion elements which were eliminated during the three months ended December 31, 2013 due to the conversion of notes payable with variable conversion features.

Interest Expense

Interest expense for the nine months ended June 30, 2015 was $789,000, compared to $1,627,000 for the same period in 2014, a decrease of $838,000.  The decrease is primarily due to the conversion of $2,985,000 of debt and accrued interest to equity during the three months ended December 31, 2013, offset, in part, by the addition of third party and related party short-term debt.

Discontinued Operations

During December 2014, we sold substantially all of our customer contracts and equipment leased to customers associated with our CareServices segment.  Additional equipment in stock was sold to the buyer pursuant to a written invoice.  The sales price included cash receipts of $412,280 for the customer contracts and $66,458 for the equipment in stock.  During the nine months ended June 30, 2015 and 2014, we recognized a loss from discontinued operations of $182,000 and $582,000, respectively.

Net Loss

Net loss for the nine months ended June 30, 2015 was $6,816,000, compared to $10,383,000 for the same period in 2014 for the reasons described above.

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

Deemed dividends on conversion of accrued dividends to common stock

During June 2015, we accounted for $944,000 of common stock issued for the conversion of $572,000 of dividends payable and $71,000 for the prepayment dividends related to Series F preferred stock.  The agreed upon conversion rate per common share issued was less than the fair value of the common stock as of the conversion date, therefore, the additional fair value of $301,000 was recorded as a deemed dividend.

Dividends on Preferred Stock

We accrued $657,000 of dividends on preferred stock for the nine months ended June 30, 2015, compared to $542,000 for the same period in 2014.  The increase is due to additional dividends for shares of Series F preferred stock which were issued during fiscal year 2014.

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

Our cash balance as of June 30, 2015 was $79,000.  At that time, we had a working capital deficit of $8,944,000, compared to a working capital deficit of $6,011,000 as of September 30, 2014.  The decrease in working capital is primarily due to a reduction in accounts receivable due to customer collections, the sale of inventory, the sale of substantially all of our customer contracts and equipment leased to customers associated with CareServices, and an increase in accrued liabilities, related-party notes, and related-party accounts payable, offset, in part, by an increase in prepaid expenses.

Operating activities for the nine months ended June 30, 2015 used cash of $746,000, compared to $4,481,000 for the same period in 2014, a decrease of $3,735,000.  The decrease in cash used in operating activities is primarily due to significant vendor payments on past due balances in the prior year, sales of inventory, and the decrease in net loss, offset, in part, by non-cash transactions.

Investing activities for the nine months ended June 30, 2015 provided cash of $469,000, compared to cash used of $95,000 for the same period in 2014.  The increase in cash provided by investing activities is primarily due to the sale of substantially all of our customer contracts and equipment leased to customers associated with CareServices in December 2014.

Financing activities for the nine months ended June 30, 2015 provided cash of $159,000, compared to $4,731,000 for the same period in 2014. The decrease in cash provided from financing activities is primarily due to proceeds from the sale of preferred stock and issuance of debt during the nine months ended June 30, 2014 and the decrease in principal payments on debt during the nine months ended June 30, 2015.

We had an accumulated deficit as of June 30, 2015 of $86,713,000, compared to $78,327,000 as of September 30, 2014.  Our total stockholders’ deficit as of June 30, 2015 was $7,946,000 compared to $5,144,000 as of September 30, 2014.  These changes were primarily due to our net loss for the nine months ended June 30, 2015.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing US GAAP. In August 2015, the FASB voted to defer the effective date of the new revenue standard by one year. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, which will be effective for the Company for the quarter ending December 31, 2018. Early adoption is not permitted. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about the Company’s ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, which will be effective for the Company for the quarter ending December 31, 2017. The Company is assessing the impact, if any, of implementing this guidance on its assessment of going concern.

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

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The purpose of this ASU is to clarify guidance, correct unintended application of guidance, or make minor improvements to guidance. The ASU is effective for fiscal years and interim periods beginning after December 15, 2015, which will be effective for the Company for the quarter ending December 31, 2016. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory. The purpose of this ASU is to more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards. This ASU requires entities to measure most inventory “at the lower of cost and net realizable value.” Additionally, some of the amendments are designed to more clearly articulate the requirements for the measurement and disclosure of inventory. The ASU is effective for fiscal years and interim periods beginning after December 15, 2016, which will be effective for the Company for the quarter ending December 31, 2017. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

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

Item 4.                     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our reports under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods that are specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding any required disclosure.  In designing and evaluating these disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Under the supervision and with the participation of our management, including our Executive Chairman and our Vice President of Finance, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act). Based upon that evaluation, the Executive Chairman and our Vice President of Finance concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective, for the reasons discussed below.

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

Changes in Internal Control over Financial Reporting

During the nine months ended June 30, 2015, management improved procedures related to manual journal entries, trained staff to improve internal controls over financial reporting, restricted user access to the accounting system, and improved segregation of incompatible duties.

PART II – OTHER INFORMATION

Item 1.                     Legal Proceedings

On May 28, 2015, an investor of the Company filed a lawsuit for $1,000,000 exclusive of interest and costs against the Company, its Executive Chairman, an entity controlled by its former Executive Chairman, and 4G Biometrics, a wholly owned subsidiary of the Company claiming a breach of contract in the District Court of Utah-Central Division.  The Company has engaged legal counsel regarding the matter.  As the lawsuit is in its early stages, it is not possible to predict the outcome of the matter.  The Company intends to vigorously dispute the litigation and believes it has meritorious defenses to the claims.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended June 30, 2015, we issued the following shares of common stock without registration under the Securities Act of 1933 (the “Securities Act”):

(6)	651,307 shares for employee compensation for past services, the value on the date of grant was $183,296;

(7)	1,500,000 shares for services provided by independent consultants, the value on the date of grant was $440,000;

(8)	3,372,917 shares to settle accrued and future dividends for Series F preferred stock, the value on the date of grant was $944,417;

(9)	22,470 shares to settle accrued dividends for Series D preferred stock, the value on the date of grant was $6,115.

The securities issued in the above transactions were issued to accredited investors, existing stockholders, employees and affiliates of the Company, and the offer and sale of those securities were not registered under the Securities Act in reliance upon exemptions from registration, including the exemptions for non-public offers and sales of securities under Section 4(a)(2) of the Securities Act and rules and regulations promulgated thereunder.

Item 3.                     Defaults Upon Senior Securities

As of the date of this report, notes payable due to unrelated parties with total principal amounts of $298,000 are past due, in default, and unpaid.  In addition, a note payable due to a former Executive Chairman with a total principal amount of $397,000 is past due, in default, and unpaid.  The Company will make payments on these notes payable as funds are available.  Notes payable due to other related parties with total principal amounts of $1,696,000 are past due, in default and unpaid, and these parties have not made a demand for payment.

Item 5.                     Other Information

During June 2014, ADP Management Corporation, an entity controlled by a former Executive Chairman, transferred 1,000,000 shares of the Company’s common stock to the Schwartz Group, LLC as partial consideration of an obligation on behalf of this former Executive Chairman and the current Executive Chairman.  The shares of the Company’s common stock were granted to ADP Management Corporation by the Company during July 2013 as part of a conversion of outstanding debt into common shares. As a consequence, the Schwartz Group, LLC owns 1,212,500 shares of the Company’s common stock as of the date of the report.

Item 6. Exhibits

Exhibit Number	Description

(4)(i)	Form of Stock Purchase Warrant *

(10)(i)	Secured debt addendum *

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

ActiveCare, Inc.

/s/ James J. Dalton
James J. Dalton Executive Chairman of the Board of Directors (Principal Executive Officer)

Date: August 19, 2015

/s/ Jeffrey S. Peterson
Jeffrey S. Peterson Vice President of Finance (Principal Financial and Accounting Officer)

Date: August 19, 2015