Form 10-K
period 2015-09-30
ACTIVECARE, INC.
filed 2016-01-13
CIK 1429896

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number: 0-53570
ActiveCare, Inc.
 (Exact name of registrant as specified in its charter)
Delaware	87-0578125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1365 West Business Park Drive, Suite 100, Orem, Utah  84058
 (Address of principal executive offices, Zip Code)
(877) 219-6050
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes ☐    No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 31, 2015 was approximately $6 million, based on the average bid and asked price ($0.25 per share) and a total of 23,315,602 shares issued and outstanding to non-affiliates on that date.

There were 79,486,873 shares of the registrant's common stock outstanding as of January 11, 2016.

Documents Incorporated by Reference

None.

ACTIVECARE, INC.
FORM 10-K
For the Fiscal Year Ended September 30, 2015
INDEX
		Page

	Part I

Item 1	Business	1

Item 1A	Risk Factors	9

Item 2	Properties	14

Item 3	Legal Proceedings	14

Item 4	Mine Safety Disclosures (omitted)

	Part II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15

Item 6	Selected Financial Data (omitted)

Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 7A	Quantitative and Qualitative Disclosures About Market Risk (omitted)

Item 8	Financial Statements and Supplementary Data	24

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	24

Item 9A	Controls and Procedures	24

Item 9B	Other Information	25
	Part III

Item 10	Directors, Executive Officers and Corporate Governance	26

Item 11	Executive Compensation	28

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	33

Item 13	Certain Relationships and Related Transactions, and Director Independence	34

Item 14	Principal Accounting Fees and Services	37

	Part IV

Item 15	Exhibits, Financial Statement Schedules	38

Signatures		39

PART I

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, relating to our operations, results of operations, and other matters that are based on our current expectations, estimates, assumptions, and projections.  Words such as "may," "will," "should," "likely," "anticipates," "expects," "intends," "plans," "projects," "believes," "estimates," and similar expressions are used to identify these forward-looking statements.  These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions that are difficult to predict.  Forward-looking statements are based upon assumptions as to future events that might not prove to be accurate.  Actual outcomes and results could differ materially from what is expressed or forecast in these forward-looking statements.  Risks, uncertainties, and other factors that might cause such differences, some of which could be material, include, but are not limited to, the factors discussed under Item 1A of this report entitled "Risk Factors."
Item 1.  Business
Background
ActiveCare, Inc. ("we," "us," "our," the "Company" or "ActiveCare") was formed March 5, 1998 as a wholly owned subsidiary of Track Group [OTCQX: TRCK], a Utah corporation, formerly known as Track Group, Inc. ("Track Group").  We were spun off from Track Group in February 2009.  Effective July 15, 2009, we changed our name to ActiveCare, Inc., and our state of incorporation to Delaware. Our fiscal year ends on September 30.
In this Annual Report on Form 10-K, unless indicated otherwise, references to "dollars" and "$" are to United States dollars.
We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business, including, without limitation, "CareCenter," "4G," "ActiveOne," "ActiveOne+," "ActiveHome," "ActiveCare" and the stylized "ActiveCare" logo.  Solely for convenience, some of the trademarks, service marks and trade names referred to in this report are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trademarks, service marks, trade names and domain names. The trademarks, service marks and trade names of other companies appearing in this report are, to our knowledge, the property of their respective owners.
General
Our focus is on markets addressing chronic conditions and disease states.  Remote patient monitoring ("RPM") is a technology to enable monitoring of patient vital signs and physical functions outside of conventional clinical settings (e.g., in the home, work or travel).  Physiological data such as blood sugar levels, blood pressure, pulse rate, and blood oxygen levels are collected by sensors on medical peripheral devices.  Examples of these devices include glucometers, blood pressure cuffs, weight scales, and pulse oximeters.  The data is stored for future assessment or transmitted to healthcare providers or third parties via wireless telecommunication devices.  Disease states targeted by RPM technology providers typically include diabetes, congestive heart failure, sleep apnea, activity monitoring, and diet management.  Since the launch of our Chronic Illness Monitoring segment in 2012, its primary focus has been on those patients diagnosed with diabetes.  We believe that we can improve the lives of the chronically ill through the use of technology, while reducing the cost of care.  Central to these efforts is our "CareCenter."  This service is designed to monitor and track patients' health conditions and chronic illnesses on a real time basis.  As part of these efforts we have staffed this CareCenter with trained specialists to assist the chronically ill in managing their daily lives; 24 hours per day, seven days per week.  In order for the CareCenter to service our customers, we have developed and continue to develop products and technologies designed to improve the health of the chronically ill.
There are obvious problems associated with aging and patients diagnosed with chronic conditions.  According to a 2004 presentation to the American Telemedicine Association, approximately one in every four Americans suffers from a chronic illness, which typically becomes more severe and prominent with age.  The demographics of chronic illnesses include over 29 million people with diabetes (according to the Centers for Disease Control and Prevention's 2015 National Diabetes Statistics Report) and close to 14 million with coronary heart disease (according to reports published by the American Heart Association), as well as over 10 million with osteoporosis (according to a study by the University of Maryland Medical Center).  All of these reports and studies, as well as those cited elsewhere in this report, are on file with the Company.

According to a 2010 analysis from the Centers for Disease Control and Prevention ("CDC"), as many as one in three U.S. adults could have diabetes by 2050 if current trends continue.  Diabetes currently affects approximately 9% of the overall U.S. population or 29 million people.  According to a 2012 diabetes fact sheet the annual cost of treating an individual diagnosed with diabetes, and the comorbidities associated with the disease, can range from $12,000 to $16,000 per year.  This combination costs the U.S. health system up to $245 billion annually.  A major driver of the diabetic related claims is the lack of adherence to regular blood glucose monitoring.  It is estimated by the National Center for Biotechnology Information that less than 30% of diabetics monitor their blood glucose levels on a regular basis.
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
We believe that through the technologies we have already developed and are continuing to develop, we can enhance the lives not only of the growing diabetic segment of today's population, but also the lives of other segments of the population, such as those with other chronic illnesses.  The CareCenter is staffed around the clock with advisors that receive calls originating from our clients who utilize our products.  We can immediately communicate with them and emergency personnel in times of need and communicate their location and an abbreviated medical history.
Our Product and Service Strategy
During the fiscal year 2015, our product/service strategy fell into two distinctly different categories; chronic illness monitoring and care services ("CareServices") or personal emergency response systems ("PERS").  In December 2014, we sold substantially all of our customer contracts and equipment leased to customers associated with our CareServices segment.  The sale of our CareServices contracts allows us to focus solely on our Chronic Illness Monitoring segment.
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
Technology to facilitate data-driven chronic illness monitoring consists of three components: (1) biometric monitoring products and supplies, (2) medical and claims data aggregation, and (3) algorithms for the analysis of the data.  Biometric monitoring products and supplies are provided by numerous medical hardware providers and deliver a wide range of features and functionality.  ActiveCare is agnostic to any specific device requirement, and has as a core competency the ability to integrate and capture data from any 510(k) or HL7 compliant monitoring device (see "Regulatory Matters" on page 8 of this report).  Strategic relationships have been created with technology and market leaders, and evaluation of new and emerging technology partners is ongoing.  Medical and claims data is aggregated from multiple source providers using a proprietary application programmatic interface and data storage architecture.  This data is analyzed to identify individual care needs of those entering the program.  Monitoring alerts, predictive informatics and individual care plans are created and managed using the ActiveCare technology platform.  Care for chronic conditions may now be performed in real-time, and outcomes may be measured on both a medical and claims cost basis.

During the fiscal year ended September 30, 2015, we spent approximately $107,000 on research and development for chronic illness monitoring related to ongoing improvements to methods and systems for the capture and analysis of data, as well as scalable architectures to migrate to production applications and deployments that were developed during fiscal years 2013 and 2012.  We will continue to identify claims and medical data sets as well as analytical and informatics technologies that advance our ability to provide unique services.  Core competency will continue to evolve in the methods and technologies for data analytics and predictive informatics.
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
CareCenter
The central point of our product offerings is our CareCenter.  Our CareCenter is staffed 24x7 with CareCenter specialists who are 911-certified and trained.  In addition, we have nurses on duty and on call that are available to assist with medical issues or questions.  Our CareCenter specialists and CareCenter provide monitoring related to chronic illness test results, contact testers who have not tested when scheduled, and onboard new users to our services.  We focus on our outreach initiatives in respect of engagement programs, which assist end users with the importance of monitoring their health.
In contrast to a typical monitoring center, our CareCenter is equipped to respond to real-time alerts and data to better assist users of our services.  In addition, the CareCenter's software will identify the caller, access the individual's medical information, and assist with emergency dispatch.  We believe the CareCenter is a cornerstone of our business and will support current technology as well as evolve to support the integration of future technologies.
Recent Developments
We have financed operations primarily through the sale of equity securities, long-term debt and short-term debt.  Until revenues are sufficient to meet our needs, we will attempt to secure financing through equity or debt securities.  We continue to incur negative cash flows from operating activities and net losses.  We had negative working capital and negative total equity as of September 30, 2015 and September 30, 2014 and are in default with respect to certain debt.  We determined that our goodwill of $825,894 was impaired during the fourth quarter of 2015 and it was expensed.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements included in this Form 10-K do not include any adjustments that might result from the outcome of this uncertainty.
In order for us to eliminate substantial doubt about our ability to continue as a going concern, we must achieve profitability, generate positive cash flows from operating activities and obtain the necessary debt or equity funding to meet our projected capital investment requirements.  Our management's plans with respect to this uncertainty consist of raising additional capital by issuing debt or equity securities and increasing the sales of our products and services.  There can be no assurance that we will be able to raise sufficient additional capital or that revenues will increase rapidly enough to offset operating losses.  If we are unable to increase revenues or obtain additional financing, we will be unable to continue the development of our products and services and may have to cease operations.
In December 2014, we sold substantially all of our customer contracts and equipment leased to customers associated with our CareServices segment.  Additional equipment that we held in stock was sold to the buyer pursuant to a written invoice.  The purchase price included a cash payment of $412,280 for the customer contracts and $66,458 for the equipment held in stock.  The sale of the CareServices segment allows us to focus our resources solely on Chronic Illness Monitoring.

Our Growth Strategy
Our plan is to continue to focus on addressing the diabetic population and to execute our existing business plan serving this chronic illness market during fiscal year 2016.  We market our products through insurance companies, disease management companies, third-party administrators ("TPAs"), and self-insured companies.  We plan to invest in research and development and patent filings, as we broaden the services we offer.  We will continue to look for ways to provide solutions for other chronic illness and disease states markets.
Our strategy is to develop relationships with these various customers.  TPAs administer the claims, payments, co-pays, and medical coding for self-insured companies.  They effectively act as the medical benefits administrators for their customers, most of which are not large enough to justify a fully operational in-house department.  Disease management companies are hired by insurance companies and self-insured companies to actively engage with members and employees with the goal that more interaction will reduce significant health care claims.  Our strategy is achieved by providing specific information related to the benefits to be realized by all parties, which, in most cases is substantial to the self-insured companies and the insurance companies.  The key to monetary savings is the CareCenter, which operates 24x7 and is integral to chronic illness monitoring. The CareCenter is the real-time recipient of all test results which are delivered using cellular glucometers. This information is gathered, sorted and reported.  This information, which the customers have generally never before seen, is then delivered to the customers. The ultimate objective is to increase the percentage of diabetics who are regularly testing, which has been proven to be a major factor in reducing the cost of claims based on statistical history. Once the customers recognize the benefits to be realized from this information for one or more patients, it is a natural progression to add the rest of the customer's members or clients to the ActiveCare solution.
Our ultimate objective is to become a chronic illness monitor for all of our customer's members, measuring not only blood sugar for diabetics, but also blood pressure, weight, and blood oxygen levels.
Research and Development Program
During fiscal year 2015, we spent approximately $107,000, compared to $215,000 in fiscal year 2014, on research and development related to chronic illness monitoring.  The research and development program focused on ongoing improvements to methods and systems for the capture and analysis of data, as well as scalable architectures to migrate to production applications and deployments during fiscal year 2015 that were developed during fiscal years 2013 and 2012.
Competition
Over the past decade, technology device manufacturers have rushed to provide peripheral devices to capture data related to chronic health conditions rather than provide any assessment or intelligence regarding the data being captured.  In most cases the data captured remains static on the peripheral device or data capture system, providing little to no perspective on the current and recent condition of the patient.  In cases in which the data are utilized, the application of that data is typically limited to the "point of care" or physician's office.  The ActiveCare solution is a complex combination of components that provide an overall care system.  The analysis of the competitive landscape will focus on six primary market segments representing the primary components of our system, noting the implications for us resulting from the strengths of the leaders in each segment.
Legacy Consumer Oriented Monitoring and Communications Device Providers
Overview – While not a primary threat to our business model, several leading providers of health care technologies have targeted the patient monitoring market and made significant investments in pursuing the segment.  The primary business focus of these companies is high-end diagnostics equipment, point of care technologies, and health information technologies.  While the investments in telehealth technologies have totaled significant dollars they represent a very small component of these competitors' overall business in the health care segment.  The approach to entering the market has typically been to acquire an existing technology and attempt to distribute that technology through existing distribution channels in complementary offerings.  Examples of providers in this segment include:
•	Philips – Telestation

•	Bosch - HealthStation

•	Honeywell – Genesis

Strengths – The strengths of this segment are the competitors' overall position in the health care market, existing distribution channels and availability of capital to fund and pursue future opportunities.
Weaknesses – The value proposition of the providers in this segment has been focused on providing a consumer-based platform for "telemedicine," or providing care to a patient not at the same location as the provider of care.  Solutions have been an extension of the videophone concept, and in some cases have included connectivity to blood pressure and blood oxygen measuring peripherals. The weaknesses in the execution of this approach include:
•	The market / product strategy has been as a tertiary complement to the core business, lacking focus on execution.

•	The business model has been hardware based, focusing on the product as a "part" of the primary hardware business.

•	Solutions have been limited to facilitating the moment of care, and do not capture or make data available for later assessment.

•	Products have been based on legacy technologies, lacking ease of use and rich functionality.

•
Revenue models have been based on sources outside of the primary economics of health care; federal and state funded grants, patient payer, and as a bundled component of a sponsoring product line or business.

Summary – We do not directly compete with the offerings in this segment.  The possible threat is based on the competitors' reassessment of strategy in this market and the ability to fund and customize products.  If they follow past patterns, we believe that we would be a prime candidate for partner relationship or acquisition by one of these competitors to gain an immediate presence in a more viable business model.
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
Next Generation Monitoring Device Providers
Overview – The past five years have seen a proliferation of consumer-oriented devices to monitor individuals' physical activity, sleep patterns and pulse rate.  The strategy of those in this segment has also been focused on integration with smartphones and other consumer devices.  Examples include:
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
Health / Insurance Data Service Providers
Overview – Health data informatics has become a strategic focus of health care providers and payer organizations over the past 30 years.  Aggregation, analytics, informatics and predictive modeling have enabled service providers to differentiate and better manage the process of health care.  Traditionally providers specialized in offering information or services based on a vertical focus of EHR patient data, geographic and regional health care information, or insurance claims processing data.  Examples include:
•	CareFX – recently acquired by Harris Healthcare

•	Medicity –acquired by Aetna

•	Certify Data Systems

•	Benefit Informatics

Strengths – Data aggregation and utilization are core competencies of the companies in this segment.  Product and service offerings have been successfully marketed to insurance companies and health plan providers.
Weaknesses – Sources of the data driving the product strategy of these competitors is becoming increasingly available, forcing an evolution of the business model in two directions; to become a provider of advanced services (rather than data), or to be acquired by large insurance and care groups to mine that specific groups' data.  While significant federal and state funding has driven the efforts to create regional health information organizations, projects have become graveyards for careers and future funding.  The fallout of this effort has had a significant impact on the viability of several major data services providers.
Summary – This segment presents us with direct competition and business opportunities.  Forced to rapidly evolve their strategies, competitors are recognizing the value of real-time and "prior to care event" data.  Increasing efforts are being made to facilitate data at the point of care and make that data available to the entire care and reimbursement cycle. Having the ability to capture and assess the data upstream of current offerings strategically differentiates our business, giving visibility to health risks in advance of change of condition and cost.  Partnering with leaders in this segment should enable us to further gain expertise in this field as well as complement our data repository. Having data of past care from these partners in combination with data of current patient conditions allows for extremely valuable predictive modeling and services.
Dependence on Major Customers and Vendor
During fiscal year 2015, we had three customers that accounted for 69% of total revenue. During fiscal year 2014, we had two customers that accounted for 67% of total revenue.  Although we are able to integrate and capture data from multiple devices, during fiscal years 2015 and 2014 we purchased substantially all of our products and supplies from one vendor.  See Note 2 to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Patent or	Country	Issue/Filing Date	Title of Patent
Application No.

11/486,989	United States	Pending 7/14/2006	Remote Tracking Device and System and Method for Two-Way Voice Communication Between Device and a Monitoring Center
11/486,991	United States	Pending 7/14/2006	Remote Tracking System and Device with Variable Sampling
11/830,398	United States	Pending 7/30/2007	Methods for Establishing Emergency Communications Between a Communications Device and a Response Center
12/614,242	United States	7/23/2015	Systems and Devices for Emergency Tracking and Health Monitoring
61/827,454	United States	Pending 5/24/2014	System and Method for Identifying, Tracking and Treating Chronic Illness Using Real-time Biometric Data
6,044,257	United States	3/28/2000	Panic Button Phone
6,636,732	United States	10/21/2003	Emergency Phone with Single Button Activation
6,226,510	United States	5/1/2001	Emergency Phone for Automatically Summoning Multiple Emergency Response Services
7,092,695	United States	8/15/2006	Emergency Phone with Alternate Number Calling Capability
7,251,471	United States	7/31/2007	Emergency Phone with Single Button Activation

Exclusive License
1/629,722	United States	Pending 12/15/2015	Nanosensors
1/501,466	United States	Pending 8/9/2006	Nanoscale Sensors
CT/US2007/006545	International	Pending 3/15/2007	Nonobioelectronics
CT/US2007/013700	International	Pending 7/11/2007	Nanosensors and Related Technologies
CT/US2007/024126	International	Pending 11/19/2007	High-Sensitivity Nanoscale Wire Sensors

Non-Exclusive License
10/588.833	United States	Pending 08/09/06	Nanostructures Containing Metal-Semiconductor Compounds
PCT/US2007/008540	International	Pending 04/06/07	Nanoscale Wires Methods and Devices
PCT/US2007/024222	International	Pending 11/20/06	Millimeter-Long Nanowires
PCT/US2007/021602	International	Pending 10/10/07	Liquid Films Containing Nanostructured Materials
6612985	International	9/2/2003	Method and System for Monitoring and Treating a Patient
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
Regulatory Matters
The testing, manufacture, distribution, advertising and marketing of medical devices in the United States is subject to extensive regulation by federal, state and local governmental authorities, including the Food & Drug Administration ("FDA").  Certain of our products may be subject to and required to receive regulatory clearances or approvals, as the case may be, before we may market them. Under United States law, a medical device is an article, which, among other things, is intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, in man or other animals (see Food, Drug & Cosmetic Act (the "Act") § 201(h)).
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
In the United States, a company generally can obtain permission to distribute a new device in two ways – through a Section 510(k) premarket notification application ("510(k) submission"), or through a Section 515 premarket approval ("PMA") application. The 510(k) submission applies to any device that is substantially equivalent to a "Predicate Device" (a device first marketed prior to May 28, 1976 or a device marketed after that date which was substantially equivalent to a pre-May 28, 1976 device). These devices are either Class I or Class II devices. Under the 510(k) submission process, the FDA will issue an order finding substantial equivalence to a Predicate Device and permitting commercial distribution of that device for its intended use. A 510(k) submission must provide information supporting its claim of substantial equivalence to the Predicate Device. The FDA permits certain low risk medical devices to be marketed without requiring the manufacturer to submit a premarket notification. In other instances, the FDA may not only require that a premarket notification be submitted, but also that such notification be accompanied by clinical data. If clinical data from human experiences are required to support the 510(k) submission, these data must be gathered in compliance with Integral Device Exemption ("IDE") regulations for clinical trials performed in the United States. The FDA review process for premarket notifications submitted pursuant to section 510(k) should take about 90 days on average, but it can take substantially longer if the FDA has concerns. Furthermore, there is no guarantee that the FDA will "clear" the device for marketing, in which case the device cannot be distributed in the United States. There is no guarantee that the FDA will deem the device subject to the 510(k) process, as opposed to the more time-consuming, resource intensive and problematic process described below.
We do not manufacture our own devices.  We have contracted with a third party to manufacture the device for us.  Manufacturers of medical devices are required to register with the FDA before they begin to manufacture devices for commercial distribution. As a result, any entity that manufactures products on our behalf will be subject to periodic inspection by the FDA for compliance with the FDA's Quality System Regulation ("QSR") requirements and other regulations. These regulations require us and our manufacturers to manufacture products and maintain documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, we are required to comply with various FDA and other agency requirements for labeling and promotion. The Medical Device Reporting regulations require that we provide information to the FDA whenever there is evidence to reasonably suggest that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. In addition, the FDA prohibits us from promoting a medical device for unapproved indications.
In the United States, Health Insurance Portability and Accountability Act ("HIPAA") regulations require national standards for some types of electronic health information transactions and the data elements used in those transactions, security standards to ensure the integrity and confidentiality of health information and standards to protect the privacy of individually identifiable health information. Covered entities under HIPAA, which include health care organizations such as our clients, our employer clinic business model and our claims processing, transmission and submission services, are required to comply with the privacy standards, the transaction regulations and the security regulations. As a business associate of our clients who are covered entities, we are generally required by contract to comply with the HIPAA regulations as they pertain to handling of covered client data. However, the extension of these HIPAA obligations to business associates by law has created additional liability risks related to the privacy and security of individually identifiable health information.

Employees
As of September 30, 2015, we had thirty four full-time and three part-time employees in the U.S.  None of these employees are represented by a labor union or subject to a collective bargaining agreement.  We have never experienced a work stoppage and our management believes that our relations with employees are good.
Additional Available Information
We maintain executive offices and principal facilities at 1365 West Business Park Drive, Suite 100, Orem, Utah, 84058.  Our telephone number is (877) 219-6050. We maintain a website at www.activecare.com. The information on our website should not be considered part of this report.  We make available, free of charge at our corporate website, copies of our annual reports filed under the Exchange Act with the United States Securities and Exchange Commission ("SEC") on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to these reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act.  We also provide copies of our Forms 8-K, 10-K, 10-Q, proxy and annual report at no charge to investors upon request.
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
We incurred negative cash flows from operating activities and recurring net losses in fiscal years 2015 and 2014.  We had negative working capital at the end of each of those years.  As of September 30, 2015 and 2014, our accumulated deficit was $91,840,158 and $78,327,447, respectively.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements included with this report do not include any adjustments that might result from the outcome of this uncertainty.  In order for us to remove substantial doubt about our ability to continue as a going concern, we must achieve profitability, generate positive cash flows from operating activities and obtain necessary debt or equity funding.  If we are unable to increase revenues or obtain additional financing, we will be unable to continue the development of our products and services and we may have to cease operations.

Our financial statements have been prepared on the assumption that we will continue as a going concern.  Our independent registered public accounting firm has issued its report dated January 13, 2016, which includes an explanatory paragraph stating that our recurring losses, negative cash flows from operating activities, negative working capital, negative total equity and certain debt that is in default, and other conditions, raise substantial doubt about our ability to continue as a going concern.  It has been necessary to rely upon debt and the sale of our equity securities to sustain operations.  Our management anticipates that we will require additional capital over the next 12 months to fund ongoing operations.  There can be no guarantee that we will be able to obtain such funds, or obtain them on satisfactory terms, and that such funds would be sufficient.  If such additional funding is not obtained, we may be required to scale back or discontinue operations.

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
Our products utilize technology based in part on patents that have been licensed to us for use within our markets.  Our success in adding to our existing product line will depend on our ability to acquire or otherwise license competitive technologies and products and to operate without infringing the proprietary rights of others, both in the United States and internationally.  No assurance can be given that any licenses required from third parties will be made available on terms acceptable to us, or at all.  If we do not obtain such licenses, we could encounter delays in product introductions while we attempt to adopt alternate sources.  We could also find that the manufacture or sale of products requiring such licenses is not possible.  Litigation may be necessary to defend against claims of infringement, to protect trade secrets or know‑how owned by us, or to determine the scope and validity of the proprietary rights of others.  Such litigation could have an adverse and material impact on us and on our operations.
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
State, federal and foreign laws, such as the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), regulate the confidentiality of sensitive personal information and the circumstances under which such information may be released. These measures may govern the disclosure and use of personal and patient medical record information and may require users of such information to implement specified security measures, and to notify individuals in the event of privacy and security breaches. Evolving laws and regulations in this area could restrict the ability of our customers to obtain, use or disseminate patient information, or could require us to incur significant additional costs to re-design our products in a timely manner to reflect these legal requirements, either of which could have an adverse impact on our results of operations. Other health information standards, such as regulations under HIPAA, establish standards regarding electronic health data transmissions and transaction code set rules for specified electronic transactions, for example, transactions involving claims submissions to third-party payers. These also continue to evolve and are often unclear and difficult to apply. In addition, under the federal Health Information Technology for Economic and Clinical Health Act (HITECH Act), which was passed in 2009, some of our business that was previously only indirectly subject to federal HIPAA privacy and security rules became directly subject to such rules because we may serve as "business associates" to persons or entities that are subject to these rules. On January 17, 2013, the Office for Civil Rights of the Department of Health and Human Services released a final rule implementing the HITECH Act and making certain other changes to HIPAA privacy and security requirements. Compliance with the rule was required by September 23, 2013, and increased the requirements applicable to some of our business. Failure to maintain the confidentiality of sensitive personal information in accordance with the applicable regulatory requirements, or to abide by electronic health data transmission standards, could expose us to breach of contract claims, fines and penalties, costs for remediation and harm to our reputation.
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
We do not own or operate manufacturing facilities for the manufacture of our Chronic Illness Monitoring products.  Consequently, we are dependent on these contract manufacturers for the production of our products and will depend on third-party manufacturing resources to manufacture products we may add to our product line in the future.  During fiscal years 2015 and 2014, we purchased substantially all of our products and supplies from one vendor. Although there are other vendors who manufacture similar products and supplies, our systems would need to be modified to accommodate those products and supplies. A change in suppliers could cause a delay in providing products and services to customers and a possible loss of sales.  In the event we are unable to obtain or retain third-party manufacturing, we will not be able to continue operations as they relate to the sale of products.
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
Our executive officers, directors and principal stockholders own, in the aggregate, approximately 39% of our outstanding common stock.  In addition, certain of our officers and our directors have been granted warrants to purchase common stock and own convertible Series D and Series E preferred stock.  The exercise of such warrants and conversion of preferred stock might also result in substantial dilution to our existing stockholders.  As a result of the ownership of the shares currently held, their ownership and potential exercise of these options and preferred stock, these stockholders may be able to exercise significant control over matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions and will have significant control over our management and policies.  The interests of these stockholders may not be consistent with the interests of all other stockholders.
This control or the potential for such control may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in our best interests.
Penny stock regulations may impose certain restrictions on marketability of our securities.
The SEC has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market.  The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market.  Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities.
Investors should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:
•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

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
The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	Market conditions or trends in our industry or the economy as a whole and, in particular, in the retail sales environment;

•	Timing of promotional events;

•	Changes in key personnel;

•	Entry into new markets;

•	Announcements by us or our competitors of new product offerings or significant acquisitions;

•	Actions by competitors;

•	The level of expenses associated with new product development and marketing;

•	Changes in operating performance and stock market valuations of competitors;

•	The public's response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	The financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

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

Item 2.  Properties
We sublease office facilities of approximately 6,900 square feet located at 1365 West Business Park Drive, Suite 100, Orem, Utah, 84058.  This lease expires in July 2018 and the monthly rent is approximately $10,300 subject to annual adjustments.
Management believes the facilities described above are adequate to accommodate presently expected growth and needs of our operations.
Item 3.  Legal Proceedings
On May 28, 2015, Fouzi, Al-Fouzan, an investor in the Company, filed a lawsuit against the Company, James Dalton, our Executive Chairman, ADP Management, an entity controlled by David Derrick, our former Executive Chairman, and 4G Biometrics, a wholly owned subsidiary of the Company in the District Court of Utah-Central Division (Case No. 2:15-CV-00373-BCW).  The lawsuit alleges a breach of contract and seeks damages of $1,000,000 exclusive of interest and costs.  The Company has engaged legal counsel regarding the matter.  As the lawsuit is in its early stages, it is not possible to predict the outcome of the matter.  The Company intends to vigorously dispute the litigation and believes it has meritorious defenses to the claims.

On November 4, 2015 the Company received a demand for payment of $275,000 from a former employee of the Company and former principle of 4G Biometrics who was terminated for cause in regards to his employment agreement.  On December 4, 2015, the Company filed a complaint in the Third Judicial District Court in Salt Lake County, State of Utah (Case No. 150908531) against Kenith Lewis, a former employee, Randall K. Gardner, a former employee, and Darrell Meador, our President of Sales, the former owners of 4G Biometrics, seeking damages in excess of $300,000 related to alleged misrepresentations made to induce ActiveCare to acquire 4G Biometrics.  As the lawsuit is in its early stages, it is not possible to predict the outcome of the matter.

PART II
Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has traded on the OTCQB under the symbol "ACAR."  The following table sets forth the range of high and low market prices of our common stock as reported for the periods indicated.  The information is available online at http://finance.yahoo.com.
Fiscal Year Ended	High	Low
September 30, 2014
First Quarter	$1.45	$0.80
Second Quarter	$1.00	$0.60
Third Quarter	$0.75	$0.35
Fourth Quarter	$0.61	$0.22

Fiscal Year Ended	High	Low
September 30, 2015
First Quarter	$0.44	$0.12
Second Quarter	$0.43	$0.05
Third Quarter	$0.35	$0.20
Fourth Quarter	$0.28	$0.11

Fiscal Year Ended	High	Low
September 30, 2016
First Quarter	$0.13	$0.03
Holders
As of January 7, 2016, there were approximately 1,700 holders of record of our common stock and 79,486,837 shares of common stock outstanding. We have granted options and warrants for the purchase of 10,830,884 shares of common stock.  We have issued and outstanding 70,070 shares of Series E preferred stock, 45,000 shares of Series D preferred stock, and 5,361 shares of Series F preferred stock.  There are two holders of Series D preferred stock, 11 holders of Series E preferred stock and eight holders of Series F preferred stock.  These shares of preferred stock are convertible into a total of 16,768,158 shares of common stock subject to the terms and conditions of their respective Designation of Rights and Preferences.
Dividends
Since incorporation, we have not declared any cash dividends on our common stock.  We do not anticipate declaring cash dividends on our common stock for the foreseeable future.   Our Series D preferred stock carries an 8% annual dividend rate.  Our Series E preferred stock carries a 3.322% monthly dividend rate.  Our Series F preferred stock carries an 8% annual dividend rate until April 30, 2015, 16% from May 1, 2015 until July 31, 2015, 20% from August 1, 2015 until October 31, 2015, and 25% thereafter.
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
Transfer Agent and Registrar
The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, Plaza Level, New York, NY 11219.
Equity Compensation Plans
Under management agreements in fiscal years 2012, 2013 and 2014, we granted our former Chief Executive Officers, former directors, and current officers equity compensation in the form of restricted stock and warrants for the purchase of common stock.  The following table summarizes certain information concerning equity plan awards outstanding as of September 30, 2015.

Equity Compensation Plan Information
Number of securities
remaining available for
	Number of securities to				future issuance under
	be issued upon			Weighted- average	equity compensation
	exercise of			exercise price of	plans (excluding
	outstanding options,			outstanding options,	securities reflected in
	warrants, and rights			warrants, and rights	the first column)
Plan Category(1)	(#	)		($)

Equity compensation plans approved by security holders	-			$-	-

Equity compensation plans not approved by security holders	9,497,551			0.91	-
Totals	9,497,551		(1)	$0.91	-
(1)      Includes 511,200 shares of common stock issuable upon exercise of outstanding warrants granted to our Chief Executive Officers, 195,000 shares of common stock issuable upon exercise of outstanding warrants granted to former members of our Board of Directors, and 115,000 shares of common stock issuable upon exercise of outstanding warrants granted to former officers.

Recent Sales of Unregistered Securities
The following discussion summarizes sales and issuances of our common stock and other equity securities during the fiscal year ended September 30, 2015 not previously reported by the Company, including securities issued in exchange for property, services or other securities, and new securities resulting from the modification of outstanding securities without registration of the offer and sale of such securities under the Securities Act of 1933 (the "Securities Act") in reliance upon exemptions from registration pursuant to rules and regulations promulgated under the Securities Act.  We did not repurchase any securities during the fiscal year ended September 30, 2015.
During the three months ended September 30, 2015, we issued the following securities without registration under the Securities Act:
•	500,000 shares on August 6, 2015, to ADP Management as severance, the value on the date of grant was $130,000;

•	250,000 shares on August 6, 2015, to ADP Management for guarantees made on behalf of the Company, the value on the date of grant was $65,000;

•	620,200 shares on September 23, 2015, to certain employees for bonuses, the value on the date of grant was $115,636;

•	750,000 shares on August 6, 2015, to certain employees for bonuses, the value on the date of grant was $210,000;

•	568,750 shares on September 23, 2015, to James Dalton and Bluestone Advisors for guarantees made on behalf of the Company, the value on the date of grant was $102,375;

•	976,068 shares on September 23, 2015, to James Dalton, for per employment agreement bonus, the value on the date of grant was $175,692;

•	870,969 shares on September 23, 2015, to certain employees of the Company for employee compensation for past services rendered in lieu of cash, the value on the date of grant was $215,873

•	59,644 shares on September 23, 2015, to the holders of our Series D preferred stock in lieu of cash dividends, the value on the date of grant was $12,434;

•	275,000 shares on September 23, 2015 to Alliance Advisors as part of a settlement agreement on accounts payable, the value on the date of grant was $68,750;

•
3,000,000 shares on September 23, 2015 to  Advance Technology Investors as part of a settlement agreement on notes payable and accounts payable that resulted in a new note payable, the value on the date of grant was $780,000 which is included in loss on extinguishment of debt;

•
4,000,000 shares on September 23, 2015 to James Dalton, the Executive Chairman of the Board of Directors for future services, according to an employment agreement entered into for further appointment as the Chief Executive Officer.  The value on the date of grant was $720,000.  The shares vest monthly over two years;

•
305,556 shares on September 23, 2015 to the James Dalton, Executive Chairman of the Board of Directors for a future bonus to be earned for additional end users (300 shares for each new end user).  The value on the date of grant was $55,000.  Additional shares may be issued to the Executive Chairman of the Board of Directors for additional end users acquired through December 2015;

•
2,000,000 shares on September 23, 2015 to Jeffrey Peterson, the Chief Financial Officer for future services according to a consulting agreement, the value on the date of grant was $360,000.  The shares vest monthly over two years;

•	1,000,000 shares on September 23, 2015 to Meyers Associates, independent consultants, for services provided to the Company, the value on the date of grant was $280,000;

•	250,000 shares on September 23, 2015 to R.C.C. Ventures, independent consultants, for services provided to the Company, the value on the date of grant was $50,000;

•
250,000 shares on September 23, 2015 to Purizer Corporation, an entity controlled by David Derrick, the former Executive Chairman of the Board of Directors for services provided, the value of the shares on the date of grant was $53,500.

•	250,000 shares on September 23, 2015 to Hallmark Investments, Inc. for future services to be provided as an independent consultant, the value at the date of grant was $45,000;

•	250,000 shares on September 1, 2015 to the holders of our convertible debenture as origination fees, the value on the date of grant was $50,000;

•	34,996 shares on September 1, 2015 to Meyers Associates, independent consultants, for services provided to the Company, the value on the date of grant was $4,889;

•	174,980 shares on September 18, 2015 to the holders of our convertible debenture as origination fees, the value on the date of grant was $24,497;

•	50,000 shares on September 18, 2015 to Meyers Associates, independent consultants, for services provided to the Company, the value on the date of grant was $4,899;

•
6,000,000 shares on September 23, 2015 to Bluestone Advisors, an entity controlled by Jeffrey Peterson, an executive officer of the Company for related-party notes payable origination fees, the value on the date of grant was $1,080,000.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader better understand our Company, our operations and our present business environment.  This information is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements for the fiscal years ended September 30, 2015 and 2014 and the accompanying notes thereto contained in this report.
Key Business Indicators

In assessing the performance of our business, we consider a variety of performance and financial measures.  The key measures for determining how our business is performing are net income (loss), net revenues, gross profit (loss) and levels of selling, general and administrative expenses.

Net Income (Loss)

Net income (loss) constitute gross profit (loss) net of selling, general and administrative expenses, research and development expenses, and other income (expenses).

Net Revenues

Net revenues constitute gross revenues net of any returns and merchandise discounts.

Gross Profit (Loss)

Gross profit (loss) is equal to our net revenues minus our cost of revenues. Gross margin measures gross profit (loss) as a percentage of our net revenues.  Cost of revenues includes the direct costs of purchased merchandise, inventory allowances, commissions, distribution costs, freight costs and purchasing costs.

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

Stock-based Compensation Expense

During fiscal year 2015, we granted 19,022,659 shares of common stock to our employees and consultants.  Stock-based compensation expense for fiscal year 2015 was approximately $5,763,000. See "Critical Accounting Policies" below.

Fiscal Year 2015 Compared to Fiscal Year 2014
Net Revenues
Net revenues for fiscal year 2015 were $6,598,000 compared to $6,108,000 for fiscal year 2014, an increase of $490,000 or 8%.   The increase is primarily due to resupply shipments to end users who were newly enrolled during fiscal year 2015 and 2014 and increased sales to new customers offset, in part, by the deferral of monitoring revenue.
Cost of Revenues
Cost of revenues for fiscal year 2015 was $5,197,000, compared to $6,438,000 for fiscal year 2014, a decrease of $1,241,000.  The decrease in cost of revenues is due to the cost of an obsolescence reserve for inventory during fiscal year 2014 not being repeated to the same extent in fiscal year 2015.
Gross Profit (Loss)
Gross profit for fiscal year 2015 was $1,401,000, compared to a gross loss for fiscal year 2014 of $330,000, an increase of $1,731,000.  The increase in gross profit primarily resulted from the absence of a reserve for inventory obsolescence in 2015 that was needed in the prior fiscal year.  We expect gross profit to improve in fiscal year 2016 as we acquire more Chronic Illness Monitoring customers, retain existing customers and manage inventory.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for fiscal year 2015 were $10,358,000, compared to $9,800,000 for fiscal year 2014, an increase of $558,000, or 6%.  The increase in expenses was primarily due to increases in stock-based compensation of $2,177,000, offset, in part, by a decrease in legal and professional expenses of $588,000 and depreciation and amortization expense of $832,000.
Research and Development Expenses
Research and development expenses for fiscal year 2015 were $107,000, compared to $215,000 for fiscal year 2014, a decrease of $109,000.  We expect to continue investing in research and development as we develop new platforms for Chronic Illness Monitoring.
Loss on Extinguishment of Debt
During fiscal year 2015, we entered into settlement agreements on notes payable and accounts payable with related and unrelated parties that resulted in new notes.  In connection therewith, a loss on extinguishment of debt of $928,000 was recorded.  See Notes 8 and 9 to the consolidated financial statements.
Gain on Derivatives Liability
Gain on derivatives liability for fiscal year 2015 was $129,000, compared to a gain on derivatives liability of $373,000 for fiscal year 2014.  The derivatives liability recorded as of September 30, 2015 relates to a variable conversion feature at a 15% discount from the fair value of the Company's common stock on the maturity date.  The derivatives liability recorded as of September 30, 2014 relates to a variable conversion feature for the Series F preferred stock related to a potential milestone adjustment.  The derivatives liability as of September 30, 2014 was eliminated due to the milestone adjustment occurring during the quarter ended December 31, 2014.  This adjustment eliminated the variable conversion feature of Series F preferred stock.
Loss on Induced Conversion of Debt and Sale of Common Stock
In order to induce the conversion of certain debt to common stock, during 2014, we offered a conversion rate to all debt holders of $0.75 of debt per share of common stock, which was below the market price of the stock.  During the fiscal year ended September 30, 2014, debt and accrued interest of approximately $541,000, were converted to shares of common stock.  During fiscal year 2014, debt and accrued interest due to related parties of approximately $1,786,000 were converted to shares of common stock at $0.60 per share of common stock, which was below the market price of the stock.  The difference between the offered price and the market price of all common stock was issued is recorded as a loss on induced conversion of debt of approximately $114,000.  We believe this improved our balance sheet and positioned us to invest more resources in growing the Chronic Illness Monitoring business.

Gain on Liability Settlements
During fiscal year 2015, we entered into agreements which settled payables due to third parties, which resulted in gains totaling $261,000.
Interest Expense
Interest expense for fiscal year 2015 was $977,000, compared to $1,936,000 for fiscal year 2014.  The decrease is mainly due to stock based loan origination fees of $813,000 related to short-term debts, debt conversions, and late payment fees during fiscal year 2014.  During fiscal year 2015, other loan origination fees related to short- term debts, debt conversion, and late payment fees totaled $120,000.
Impairment of Goodwill
Subsequent to fiscal year 2015, our market capitalization experienced a significant decrease for an extended period of time.  As a result, the Company impaired its goodwill by $825,894 as of September 30, 2015.
Discontinued Operations
During December 2014, we sold substantially all of our customer contracts and equipment leased to customers associated with our CareServices segment.  Additional equipment held in stock was sold to the buyer pursuant to a written invoice.  The purchase price included a cash receipt of $412,280 for the customer contracts and $66,458 for the leased equipment.  During fiscal years 2015 and 2014, we recognized a loss from discontinued operations of $186,000 and $1,453,000, respectively.
Net Loss
Net loss for fiscal year 2015 was $11,528,000, compared to $13,462,000 for fiscal year 2014 for the reasons described above.
Dividends on Preferred Stock
Dividends on preferred stock for fiscal year 2015 were $995,000, compared to $737,000 for fiscal year 2014.  The increase is due an increase in the dividend rate from 8% to 20% for dividends on Series F preferred stock, which was issued during fiscal year 2014.
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
Our cash balance as of September 30, 2015 was $172,000.  At that time, we had a working capital deficit of $5,424,000, compared to a working capital deficit of $6,011,000 as of September 30, 2014.  The reduction in working capital deficit is primarily due to conversions of related-party accounts payable and modifications of current related party notes into long-term related party notes payable and the reductions in accrued expenses, offset, in part, by reductions in accounts receivable due to customer collections, the sale of substantially all of our customer contracts and equipment leased to customers associated with CareServices.
Operating activities in fiscal year 2015 used cash of $779,000, compared to $4,413,000 in fiscal year 2014.  The decrease in cash used in operating activities is primarily due to the decrease in net loss and the decrease in  cash payments to vendors.
Investing activities in fiscal year 2015 provided cash of $464,000, compared to $99,000 in fiscal year 2014.  The increase in cash provided by investing activities is primarily due to the sale of substantially all of our customer contracts and equipment leased to customers associated with CareServices in December 2014.
Financing activities in fiscal year 2015 provided cash of $290,000, compared to $4,485,000 in fiscal year 2014. The decrease in cash provided from financing activities is primarily due to the net increase in proceeds from the sale of preferred stock and issuance of debt during fiscal year 2014 over 2015, offset, in part by, a net decrease in principal payments on debt during fiscal year 2015 compared to fiscal year 2014.
We had an accumulated deficit as of September 30, 2015 of $91,840,000, compared to $78,327,000 as of September 30, 2014.  Our total stockholders' deficit as of September 30, 2015 was $8,608,000 compared to $5,144,000 as of September 30, 2014.  These changes were primarily due to our net loss for fiscal year 2015.

Going Concern
We incurred negative cash flows from operating activities and recurring net losses in fiscal years 2015 and 2014.  We had negative working capital and negative total equity, and had certain debt that was in default as of September 30, 2015 and 2014.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements included in this Form 10-K do not include any adjustments that might result from the outcome of this uncertainty.
In order for us to eliminate substantial doubt about its ability to continue as a going concern, it must achieve profitability, generate positive cash flows from operating activities and obtain the necessary debt or equity funding to meet its projected capital investment requirements.  Management's plans with respect to this uncertainty consist of raising additional capital by issuing debt or equity securities and increasing the sales of our products and services.  There can be no assurance that we will be able to raise sufficient additional capital or that revenues will increase rapidly enough to offset operating losses.  If we are unable to increase revenues or obtain additional financing, we will be unable to continue the development of our products and services and may have to cease operations.
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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 states that only disposals representing strategic shifts in operations that have, or will have, a major effect on an entity's operations should be reported as discontinued operations when any of the following occurs: The component of an entity or group of components of an entity is classified as held for sale, the component of an entity or group of components of an entity is disposed of by sale, or the component of an entity or group of components of an entity is disposed of other than by sale. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014, and interim periods therein, which will be effective for the Company for the quarter ending December 31, 2015.  Early adoption is not permitted.  We are assessing the impact, if any, of implementing this guidance on our consolidated financial position and results of operations.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing US GAAP. In August 2015, the FASB voted to defer the effective date of the new revenue standard by one year. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, which will be effective for the Company for the quarter ending December 31, 2018. We are assessing the impact, if any, of implementing this guidance on our consolidated financial position, results of operations and liquidity.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This standard sets forth management's responsibility to evaluate, each reporting period, whether there is substantial doubt about the Company's ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, which will be effective for the Company for the quarter ending December 31, 2017. We are assessing the impact, if any, of implementing this guidance on our assessment of going concern.

In November 2014, the FASB issued ASU 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The ASU clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of a host contract. The ASU is effective for fiscal years and interim periods beginning after December 15, 2015, which will be effective for the Company for the quarter ending December 31, 2016. We are assessing the impact, if any, of implementing this guidance on our consolidated financial position, results of operations and liquidity.
In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The purpose of this ASU is to clarify guidance, correct unintended application of guidance, or make minor improvements to guidance. The ASU is effective for fiscal years and interim periods beginning after December 15, 2015, which will be effective for the Company for the quarter ending December 31, 2016. We are assessing the impact, if any, of implementing this guidance on our consolidated financial position, results of operations and liquidity.
In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory. The purpose of this ASU is to more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards. This ASU requires entities to measure most inventory at the "lower of cost and net realizable value." Additionally, some of the amendments are designed to more clearly articulate the requirements for the measurement and disclosure of inventory. The ASU is effective for fiscal years and interim periods beginning after December 15, 2016, which will be effective for the Company for the quarter ending December 31, 2017. We are assessing the impact, if any, of implementing this guidance on our consolidated financial position, results of operations and liquidity.

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
Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer's financial condition, age of the customer's receivables and changes in payment histories.  Accounts receivable are written off when management determines the likelihood of collection is remote.  A receivable is considered to be past due if any portion of the receivable balance has not been received by the contractual payment date.
Inventory
Inventory consists of diabetic supplies and is recorded at the lower of cost or market, cost being determined using the first-in, first-out ("FIFO") method.  Inventory held by distributors is reported as inventory until the supplies are shipped to the end user by the distributor.  We estimate an inventory reserve for obsolescence and excessive quantities.  Due to competitive pressures and technological innovation, it is possible that estimates of net realizable values could change in the near term.

Goodwill
Goodwill is reviewed for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable.  Our annual testing date is September 30.  The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about expected future cash flows and the Company's overall market capitalization.  Future cash flows can be affected by changes in industry or market conditions.  Goodwill was impaired by $825,894 as of September 30, 2015.  The impairment of goodwill was due to a potentially long-term reduction in the market capitalization of the Company subsequent to September 30, 2015.  Goodwill was not impaired as of September 30, 2014.

Impairment of Long-Lived Assets
Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to twenty years.  Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  No long-lived assets were impaired as of September 30, 2015.  We impaired our CareServices customer contracts by $89,460 and patents by $408,332 as of September 30, 2014, which were recorded as part of discontinued operations related to the CareServices segment for the fiscal year ended September 30, 2014.  The impairment of the customer contracts is due to the sales price being lower than their net book value as of the date of sale.  The patents impaired were solely related to the CareServices segment that provide no future cash flows after the CareServices customer contracts and equipment leased to customers were sold in December 2014.  Our other long-lived assets were not impaired as of September 30, 2014.
Extinguishment of Debt
We compare the cash flow of a modified note payable on the date of modification to the original terms of the note payable.  The original note is derecognized and a gain or loss on the extinguishment is recognized if the present value of the cash outflow of the original note payable is 10% or more different than the modified note payable.
Revenue Recognition
For the years presented, revenues came from two sources: (1) sales of Chronic Illness Monitoring products and services; and (2) sales from CareServices.  The CareServices segment was sold in December 2014.  Information regarding revenue recognition policies relating to the Chronic Illness Monitoring and CareServices business segments is contained in the following paragraphs.
Chronic Illness Monitoring
Chronic Illness Monitoring revenues are recognized when persuasive evidence of an arrangement exists, delivery of the product or service to the end user has occurred, prices are fixed or determinable and collection is reasonably assured.
We enter into agreements with insurance companies, disease management companies, third-party administrators, and self-insured companies (collectively, the customers) to lower medical expenses by distributing diabetic testing products and supplies to employees (end users) covered by their health plans or the health plans they manage.  Cash is due from the customer or the end user's health plan as the products and supplies are deployed to the end user.  We also monitor the end user's test results in real-time with our 24x7 CareCenter.  Customers who are billed separately for monitoring are obligated to pay as the service is performed and revenue is recognized ratably over the period of the contract.  The term of these contracts is generally one year and, unless terminated by either party, will automatically renew for another year.  Collection terms are net 30 days after claims are submitted.  There is no contingent revenue in these contracts.
We also enter into agreements with distributors who take title to products and distribute those products to the end user.  Delivery is considered to occur when the supplies are delivered by the distributor to the end user.  Cash is due from the distributor, the customer or the end user's health plan as initial products are deployed to the end user.  Subsequent sales (resupplies) are shipped directly from us to the end user and cash is due from the customer or the end user's health plan.

Shipping and handling fees are typically not charged to end users.  The related freight costs and supplies directly associated with shipping products to end users are included as a component of cost of revenues.  Sales of Chronic Illness Monitoring products and services contain multiple elements.
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
When multiple elements included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on the relative selling prices. Multiple-element arrangements accounting guidance provides a hierarchy to use when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence (VSOE) of selling price, based on the price at which the item is regularly sold by the vendor on a stand-alone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence (TPE) of selling price is used to establish the selling price if it exists. If VSOE of selling price and TPE of selling price are not available, then the best estimate of selling price is to be used. Total consideration under our multiple-element contracts is allocated to supplies and monitoring through application of the relative fair value method.
During the three months ended June 30, 2014, we began to provide enhanced monitoring services to a key customer, which pays a separate monthly monitoring fee.  Beginning in the three months ended June 30, 2015, our sales initiatives under the direction of new executive management became focused on the monitoring of end users.  This monitoring is accounted for as an element with stand-alone value.
CareServices
CareServices included contracts in which we leased monitoring devices and provided monitoring services to end users.  We typically entered into contracts on a month-to-month basis with end users that used CareServices.  These contracts could be cancelled by either party at any time with 30-days' notice.  Under a standard contract, the device and service became billable on the date the end user ordered the device, and remained billable until the device was returned to the Company.  Revenues were recognized at the end of each month the service had been provided.  In those circumstances in which payment was received in advance, we recorded deferred revenue.
CareServices revenue was recognized when persuasive evidence of an arrangement existed, delivery of the device or service had occurred, prices were fixed or determinable, and collection was reasonably assured.  Shipping and handling fees were included as part of net revenues.  The related freight costs and supplies directly associated with shipping products to end users were included as a component of cost of revenues.  All CareServices sales were made with net 30-day payment terms.
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
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain written and oral statements made by us in this report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act).  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain words such as "believe," "anticipate," "expect," "estimate," "project," or words or phrases of similar meaning.  In our reports and filings we may make forward-looking statements regarding our expectations about future sales growth, future training and consulting sales activity, renewal of existing contracts, anticipated expenses, the adequacy of existing capital resources, projected cost reduction and strategic initiatives, expected levels of depreciation and amortization expense, expectations regarding tangible and intangible asset valuation expenses, future compliance with the terms and conditions of our debt obligations, the expected repayment of our liabilities in future periods, expectations regarding income tax expenses as well as tax assets and credits and the amount of cash expected to be paid for income taxes, estimated capital expenditures, and cash flow estimates used to determine the fair value of long-lived assets.  These, and other forward-looking statements, are subject to certain risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These risks and uncertainties are disclosed from time to time in reports filed by us with the SEC, including reports on Forms 8-K, 10-Q, and 10-K.  Such risks and uncertainties include, but are not limited to, the matters discussed in Item 1A of this annual report on Form 10-K for the fiscal year ended September 30, 2015, entitled "Risk Factors."

The risks included in this report are not exhaustive.  Other sections of this report may include additional factors that could adversely affect our business and financial performance.  Moreover, we operate in a very competitive and rapidly changing environment.  New risk factors may emerge and it is not possible for our management to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any single factor, or combination of factors, may cause actual results to differ materially from those contained in forward-looking statements.  Given these risks and uncertainties, investors should not rely on forward-looking statements as a prediction of actual results.
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
Forward-looking statements are based on management's expectations as of the date made, and we do not undertake any responsibility to update any of these statements in the future except as required by law.  Actual future performance and results will differ and may differ materially from those contained in or suggested by forward-looking statements as a result of the factors set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in our filings with the SEC.
Item 8.  Financial Statements and Supplementary Data
The consolidated financial statements are included beginning on page F-1 of this report.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
During the years ended September 30, 2015 and 2014, there were no: (i) disagreements with our independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to such firm's satisfaction, would have caused the independent registered public accounting firm to make reference to the subject matter thereof in connection with their reports for such years; or (ii) reportable events, as described under Item 304(a)(1)(v) of Regulation S-K, except for the material weaknesses noted in Item 9A.
Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective.  During the audit process, material weaknesses were identified as discussed below in the Report of Management on Internal Control over Financial Reporting.

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
In the course of management's assessment, it identified the following material weaknesses in internal control over financial reporting as of September 30, 2015:
•	Ineffective controls over the accounting for debt extinguishments and impairment of goodwill

•	Ineffective controls over segregation of access to the accounting information system and the payroll system
We did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S. generally accepted accounting principles. Specifically, we did not adequately evaluate goodwill for impairment or assess certain modifications of notes payable for extinguishment accounting.

We are in the process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff. Our management, audit committee, and directors will continue to work to ensure that our controls and procedures become adequate and effective.
This annual report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management's report in this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2015, management improved procedures related to manual journal entries and trained staff to improve internal controls over financial reporting.

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

Item 9B.  Other Information
None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Set forth below are the name, age, position and a description of the business experience of each of our executive officers, directors and other key employees as of September 30, 2015.
Name	Age	Position

James J. Dalton	73	Executive Chairman (Director) and Chief Executive Officer
Jeffrey S. Peterson	38	Director, Chief Financial Officer, and Secretary-Treasurer
Robert J. Welgos	77	Director
Darrell Meador	52	President of Sales
James J. Dalton – Chief Executive Officer and Chairman
Mr. Dalton was appointed as our Chief Executive Officer in April 2015.  Mr. Dalton also served as a consultant from January to March 2015.  Mr. Dalton joined us as a director on October 1, 2004.  He was our Chief Executive Officer and Chairman from June 16, 2008 until October 17, 2011.  Mr. Dalton was a director and President of Track Group from August 2003 until June 2008.  Prior to joining Track Group, Mr. Dalton was the owner and President of Dalton Development, a real estate development company.  He served as the President and coordinated the development of The Pinnacle, an 86-unit condominium project located at Deer Valley Resort in Park City, Utah.  Mr. Dalton also served as the president of Club Rio Mar in Puerto Rico, a 680-acre beach front property that includes 500 condominiums, beach club, numerous restaurants, pools and a Fazio-designed golf course.  He was also a founder and owner of the Deer Valley Club, where he oversaw the development of 25 high-end condominiums with a "ski-in and ski-out" feature.  We believe that Mr. Dalton's prior experience as a president and director of a public company, and in particular, of our Company, provides him with unique understanding of and experience with our business development and objectives.  This background qualifies him to serve on our board and provides him with insight into the specific challenges facing smaller public companies.  We believe that his experience helps him as he directs our response to meet the needs of our business, including our need to access capital markets and sources of financing.  Mr. Dalton's real estate development and sales experience also prepared him to advise us in the development and marketing of our ActiveOne™ solutions and products and related services.
On October 24, 2014, Mr. Dalton settled allegations with the Securities and Exchange Commission. The SEC (File No. 3-16214) alleged that during the period Mr. Dalton was an officer and director of Track Group (then known as SecureAlert, Inc.), Mr. Dalton and David G. Derrick, also an officer and director of Track Group, failed to disclose personal guarantees related to the sale of equipment by Track Group, and that the non-disclosures resulted in material misstatements of $2 million in overstated revenue in Track Group's financial statements for fiscal years 2007 and 2008 in that company's Forms 10-KSB, 10-KSB/A, 10-QSB, and 10-QSB/A filed from September 2007 through January 2010. As part of the settlement, Mr. Dalton agreed, without admitting or denying the SECs allegations, to an injunction from future violations of Sections 17(a)(2) and (3) of the Securities Act and Sections , 13(b)(2)(A) and (B), and 13(b)(5) of the Exchange Act and Rule 13b2-1 thereunder; and to pay a civil penalty in the amount of $65,000.
Jeffrey S. Peterson – Director, Chief Financial Officer, and Secretary-Treasurer
Mr. Peterson was appointed as our Chief Financial Officer during September 2015.  He joined our Board of Directors in April 2014.  He has been involved in numerous early stage ventures in the public and private sectors, with an emphasis in healthcare and technology while assisting such companies in advisory and investment initiatives.  Mr. Peterson served in various capacities within ActiveCare from July 2011 until July 2012.  From January 2010 until July 2012, he was the Director of Investor Relations for Track Group.  Prior to Track Group, Mr. Peterson was a co-owner of a stock brokerage firm in Utah, where his roles included broker, market maker, communications officer, while holding numerous FINRA security licenses.  He graduated from the University of Utah with a Bachelor of Arts Degree in Finance and Business Administration and is a founding member of the University Venture Fund.  Mr. Peterson also currently holds board observatory seats with Juneau Biosciences and CoNextions Medical.

Robert J. Welgos – Director
Mr. Welgos joined our Board of Directors in June 2009.  He has a Bachelor of Science in engineering from the Newark College of Engineering (1962), and worked for 38 years with Allied Signal Corp (now Honeywell International), in various technical department management positions, including being responsible for operations of Customer Technical Service Dept., Design Engineering, Testing Laboratories, and Process Laboratories.  He also served as the Manager, North American Distributor Sales and Director of International Operations, where he established distribution networks throughout the Pacific Rim and South America.  During this period, he was instrumental in the creation of joint ventures with Lucky Goldstar in Korea and Japan Synthetic Rubber in Japan.  Mr. Welgos retired from Allied Signal Corp in 2000.  Mr. Welgos is the Chairman of our board's Audit Committee.  Among other things, Mr. Welgos' education and extensive experience in the industries described above qualify him to advise management in our research and development agenda and customer service solutions.  In addition, his experience in Asia is important as we source our products and manufacturing.
Darrell Meador – President of Sales
Mr. Meador joined us as President of Sales in March 2012 and has spent the last 15 years involved in healthcare technology and new business initiatives.  He was one of the founders of 4G Biometrics, the predecessor of ActiveCare Biometrics and was previously the Vice-President of Marketing and Sales for a leader in the healthcare monitoring industry and started and built their telehealth business segment.  Mr. Meador served as the President for an innovative managed care organization focused on diabetes for five years and was the founder and President of a start-up consulting firm specializing in technology, management and education for healthcare and related companies for two years. He was also the co-founder and President of a provider of distance learning and communication services to the healthcare industry for seven years.  Mr. Meador received his Bachelor or Arts Degree from the University of North Texas in 1986 and was an Academic All-American at Panola Junior College while on a baseball scholarship.  Mr. Meador is currently involved in a complaint against the former owners of 4G Biometrics, as disclosed in Item 13.
Director Compensation
The table below summarizes the compensation we paid to our non-employee directors for their services as directors for the fiscal year ended September 30, 2015.
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
David G. Derrick (1)	$-	$370,000	$-	$-	$-	$16,857	$386,857
Robert J. Welgos (2)	$30,000	$-	$-	$-	$-	$-	$30,000

(1)
Mr. Derrick is a former Executive Chairman of the Board of Directors.  He resigned from the Board of Directors in April 2015.  Mr. Derrick received 1,379,258 shares with fair value of $370,000 as compensation for his service as a director during fiscal year 2015.  On October 9, 2015, Mr. Derrick settled allegations with the Securities and Exchange Commission. The SEC (File No. 3-16213) alleged that during the period Mr. Derrick was an officer and director of Track Group (then known as SecureAlert, Inc.), Mr. Derrick and Mr. Dalton, as executive officers and directors failed to disclose personal guarantees related to the sale of equipment by Track Group, and that the non-disclosures resulted in material misstatements of $2 million in overstated revenue in Track Group's financial statements for fiscal years 2007 and 2008 in that company's Forms 10-KSB, 10-KSB/A, 10-QSB, and 10-QSB/A filed from September 2007 through January 2010. As part of the settlement, Mr. Derrick agreed, without admitting or denying the SEC's allegations, to an injunction to cease and desist from committing or causing violations, and any future violations, of Section 17(a) of the Securities Act and Sections 10(b), 13(a), 13(b)(2)(A) and (B),and 13(b)(5) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, 13a-13, 13a-14, 13b2-1, and 13b2-2 thereunder; to be barred from acting as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Exchange Act or that is required to file reports pursuant to Section 15(d) of the Exchange Act; and to pay a civil penalty in the amount of $232,500.

(2)	Mr. Welgos earned $30,000 of compensation for serving on the Board of Directors during fiscal year 2015.

Item 11.  Executive Compensation
Section 162(m) Compliance
Section 162(m) of the Internal Revenue Code ("Code"), limits us to a deduction for federal income tax purposes of no more than $1,000,000 of compensation paid to certain executive officers in a taxable year. Compensation in excess of $1,000,000 may be deducted if it is "performance-based compensation" within the meaning of the Code.
Compensatory Arrangement with Executive Chairman
During April 2015, James J. Dalton was appointed Executive Chairman of the Board of Directors and Chief Executive Officer.  On September 23, 2015, we entered into a written Employment Agreement containing compensation and other terms related to Mr. Dalton's appointment effective July 1, 2015.  The term of the Employment Agreement was one year.
The compensation payable to Mr. Dalton under the Employment Agreement included a base salary of $40,000 per month, 15% fee for any loans that Mr. Dalton personally guarantees for the Company, plus member bonus upon the achievement of certain milestones up through and inclusive of December 31, 2015.  We also granted Mr. Dalton 4,976,068 shares of common stock as a signing bonus, of which 976,068 shares were vested immediately, and 4,000,000 shares to be vested monthly over a one-year period starting July 2015.  During fiscal year 2015, we granted 5,555,643 shares of common stock with a fair value of $1,000,016 to Mr. Dalton according to the Employment Agreement as a signing bonus, loan guarantee fees, and a bonus for achievement of certain milestones.  Prior to the Employment Agreement, we also entered into a written Consulting Agreement with Mr. Dalton.  The compensation payable to Mr. Dalton under the Consulting Agreement included a base salary of $25,000 per month starting January 2015, 2,000,000 shares of common stock, plus a member bonus upon the achievement of certain milestones.  During fiscal year 2015, we vested 2,000,000 shares of the common stock, however, we did not grant any shares for the member bonus due to the limitation of the milestones related to the Consulting Agreement.  During fiscal year 2015, $2,057,516 was recognized as compensation expense, and $540,000 as deferred compensation, which will be amortized monthly through June 2016.  During fiscal year 2015, we also granted Mr. Dalton 305,556 shares of common stock with a fair value of $55,000 for future services.

Summary Compensation Table
The following table summarizes information concerning the compensation awarded to, earned by, or paid to, our Chief Executive Officer (Principal Executive Officer) and our two most highly compensated executive officers other than the Principal Executive Officer during fiscal years 2015 and 2014 (collectively, the "Named Executive Officers") who were serving in such capacities as of September 30, 2015, as well as Michael Jones, who served as our Chief Executive Officer from April 2014 until March 1, 2015.
Name and principal position	Year ended September 30	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Michael Jones,	2015	$67,500	-	$250,670	$-	-	-	$7,947	$326,117
PEO	2014	$158,918	-	$42,016	$-	-	-	$25,654	$226,588

James J. Dalton	2015	$120,000	-	$1,104,828	$20,472	-	-	$982	$1,246,282
Chief Executive Officer, Executive Chairman

Jeffrey Peterson	2015	$60,000	-	$330,065	$-	-	-	$3,035	$393,100
Chief Financial Officer, Vice President of Finance	2014	$114,450	-	$424,190	$5,165	-	-	-	$543,805

Darrell Meador,	2015	$135,000	50,000	$164,848	$-	-	-	$19,769	$369,617
President of Sales	2014	$158,918	-	$129,791	$109,138	-	-	$25,683	$423,530

(1)
Column (i) includes long-term care insurance and other personal benefits. The amounts included in that column, representing premiums paid by us for the applicable insurance policies, include the following:

Year Ended September 30		Health Insurance	Dental, Vision, & Term Life Insurance
Michael Jones,	2015	$7,496	$451
PEO	2014	$24,897	$757

James J. Dalton	2015	$-	$982
Chief Executive Officer, Executive Chairman

Jeffrey Peterson	2015	$2,755	$280
Chief Financial Officer, Vice President of Finance	2014	$-	$-

Darrell Meador,	2015	$18,160	$1,609
President of Sales	2014	$24,916	$767

(2)	All amounts except those reported in column (c) and column (i) are non-cash amounts and represent stock or option grants.

(3)
Amounts in column (e) represent non-cash compensation expense of stock grants based on the market value of the stock on the grant date.

During fiscal year 2015, we granted shares of common stock as compensation for past and future service. The schedule below includes stock granted during fiscal year 2015. The granted stock does not include stock quantities, values or deferred balances for accrued amounts or stock granted in prior years being amortized during fiscal year 2015.

	Stock granted	Value of granted stock	Amount deferred	Amount recognized	Amortization of past deferrals	Total stock awards
Michael Jones,	399,815	$99,470	$-	$99,470	$151,200	$250,670
PEO

James J. Dalton	7,957,380	$1,699,828	$595,000	$1,104,828	$-	$1,104,828
Chief Executive Officer, Executive Chairman

Jeffrey Peterson	2,738,297	$561,084	$270,000	$291,084	$38,981	$330,065
Chief Financial Officer, Vice President of Finance

Darrell Meador,	506,123	$129,158	$-	$129,158	$35,690	$164,848
President of Sales

Of the shares issued to Mr. Jones, 399,815 shares were issued in lieu of salary. Of the shares issued to Mr. Dalton, 2,000,000 shares were issued for his consulting services provided prior to his role as Chief Executive Officer; 5,281,624 shares were issued in lieu of salary and among the shares 4,000,000 shares will vest monthly over one year; 370,200 shares were issued as incentive bonus for meeting a certain milestone; 305,556 shares were issued for prepaid future services. Of the shares issued to Mr. Peterson, 2,738,297 shares were issued in lieu of salary, among the shares, 2,000,000 shares vest monthly over one year. Of the shares issued to Mr. Meador, 256,123 shares were issued in lieu of salary, and 250,000 shares were issued as incentive bonus for meeting sales goals.

During the fiscal year ended September 30, 2014, we granted Mr. Jones, 21,450 shares in lieu of salary and 360,000 shares for continued service which vest quarterly over two years. We granted Mr. Peterson, 76,334 shares in lieu of salary, which vest quarterly over two years, and 3,996,000 shares for continued service, which also vest quarterly over two years. We also granted Mr. Meador 21,450 shares in lieu of salary.

(4)
Amounts in column (f) represent non-cash compensation expense of options to purchase common stock granted based on the fair value calculated using a binomial option-pricing model. During 2015, we did not grant any options to purchase shares of common stock to the officers named in this schedule. We reduced the exercise price of Mr. Dalton's options to purchase 511,200 shares of common stock from $1.00 per share to $0.30 per share and we recognized an additional $20,472 of compensation expense.

During 2014, we did not grant any options to purchase shares of common stock to the officers named in this schedule. We reduced the exercise price of Mr. Meador's options to purchase 433,333 shares of common stock from $1.00 per share to $0.50 per share and we recognized an additional $20,946 of compensation expense and $672 of deferred compensation to be amortized in the same manner as the related options. We reduced the exercise price of Mr. Peterson's options to purchase 650,000 shares of common stock from $1.10 per share to $0.50 per share. The options were exercised upon reduction and the 650,000 shares of common stock issued vest quarterly over two years. We recognized an additional $5,165 of compensation expense and $36,157 of deferred compensation to be amortized ratably over two years.

Outstanding Equity Awards at Fiscal Year-End
The following table summarizes information regarding options and other equity awards owned by the Named Executive Officers as of September 30, 2015.  See footnotes following the table below:

	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#	)	($)	Date	(#	)	($)	(#	)	($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)		(h)	(i)		(j)
Michael Jones,
PEO	-	-	-		$-	-	-		$-	-		$-

James J. Dalton
Chief Executive Officer, Executive Chairman	511,200	-	-		$0.30	6/21/2016 10/3/2016	3,500,000		$420,000	-		$-

Jeffrey Peterson
Chief Financial Officer, Vice President of Finance	-	-	-		$-	-	1,750,000		$210,000	-		$-

Darrell Meador,
President of Sales	173,333	260,000	-		$0.50	6/20/2017	-		$-	-		$-

(1)
Column (c) includes options to purchase shares of common stock with various vesting periods. The unexercisable options held by Mr. Meador to purchase 260,000 shares of common stock vest at the rate of 43,333 shares for every 5,000 members added.

(2)
Column (g) includes unvested shares of common stock that vest quarterly over a remaining period of 21 months and will be completely vested on June 23, 2017 or will vest immediately in the event of a change in control.

Options Exercised and Vested
During the fiscal year ended September 30, 2015, warrants for the purchase of 100,000 shares of common stock were vested and no options for the purchase of shares of common stock were exercised.
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

Based solely upon a review of these forms that were furnished to us, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed during fiscal year 2015 and that such filings were timely except the following which were filed late:
•	Mr. Derrick, our former Executive Chairman, filed three Forms 4 reporting six transactions

•	ADP Management Corporation, an entity controlled by Mr. Derrick, our former Executive Chairman, filed one Form 3

•	Mr. Peterson, a director, Chief Financial Officer, and our Vice President of Finance, filed three Forms 4 reporting nine transactions, and filed one Form 3

•	Mr. Dalton, our Executive Chairman, filed one Form 3

•	Tyumen Holdings, LLC, an entity controlled by Mr. Peterson, a director and our Vice President of Finance, filed one Form 3

•	Mr. Welgos, a director, filed one Form 4 reporting 12 transactions

•	Mr. Martin, a former director, filed one Form 4 reporting 14 transactions

•	Mr. Johnson, a former director, filed one Form 4 reporting six transactions

•	Mr. Jones, our former interim Chief Executive Officer, filed two Forms 4 reporting five transactions, and filed one Form 3

•	Mr. Bratsman, our former Chief Financial Officer, filed two Forms 4 reporting two transactions

•	Mr. Meador, our President of Sales, filed two Forms 4 reporting four transactions

•	Mr. Olson, our former Chief Technology Officer and Chief Operating Officer, filed one Form 4 reporting four transactions, and filed one Form 3
Indemnification of Officers and Directors
Our certificate of incorporation provides that we will indemnify our directors and officers to the fullest extent permitted by the Delaware General Corporation Law, or DGCL.  We expect to obtain directors' and officers' liability insurance that insures such persons against the costs of defense, settlement or payment of a judgment under certain circumstances.
In addition, our certificate of incorporation provides that our directors will not be liable for monetary damages for breach of fiduciary duty.
We have entered into indemnification agreements with each of our current executive officers and directors.  The indemnification agreements provide the executive officers and directors with contractual rights to indemnification, expense advancement and reimbursement, to the fullest extent permitted under the DGCL.
James Dalton, our Executive Chairman and Chief Executive Officer, is named in a lawsuit with an investor, as discussed in Item 13, and is subject to indemnification.  There is no other pending litigation or proceeding naming any of our directors or officers to which indemnification is being sought, and we are not aware of any other pending or threatened litigation that may result in claims for indemnification by any director or officer.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the registrant pursuant to the foregoing provisions and agreements, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

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
The following tables set forth information as of January 7, 2016 (the "Table Date") by:
•	each person or group who is known by us to own beneficially more than 5% of our outstanding shares of common stock;

•	each of our Named Executive Officers serving as of such date;

•	each of our directors; and

•	all of the executive officers and directors as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC.  These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days.  Common stock subject to options that are currently exercisable or exercisable within 60 days of the Table Date is deemed to be outstanding and beneficially owned by the person holding the options.  These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Percentage of beneficial ownership is based on 79,486,738 shares of common stock outstanding as of the table date.  Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder.  Unless otherwise indicated in the table or footnotes below, the address for each beneficial owner is c/o ActiveCare, Inc., 1365 West Business Park Drive, Suite 100, Orem, Utah 84058.
5% Stockholders

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Advance Technology Investors LLC (1)	7,017,675	8.83%
	154 Rock Hill Road
	Spring Valley, NY 10977

Common	David G Derrick (2)	5,387,148	6.78%
	1401 North 1075 West, Suite 240
	Farmington, UT 84025

Executive Officers and Directors

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Jeffrey Peterson (3)	21,681,662	27.28%

Common	James Dalton (4)	8,147,787	10.25%

Common	Darrell Meador (5)	1,031,130	1.30%

Common	Robert Welgos (6)	269,403	0.34%

All executive officers and directors as a group (4 persons)		31,129,982	39.16%

(1)
Includes 6,567,675 shares of common stock, and options to purchase 450,000 shares of common stock, owned by Advanced Technology Investors LLC ("ATI") and its related entity. By agreement, ATI may not vote or take delivery of common shares that would result in ATI becoming the beneficial owner of more than 9.99% of the issued and outstanding common stock of the Company at any given time.

(2)
Includes 5,237,148 shares of common stock, and options to purchase 150,000 shares of common stock owned by Mr. David G. Derrick, a former member of our Board of Directors, and entities that are controlled by him.  Of the total shares of common stock owned or controlled by Mr. Derrick, 5,951,272 shares are held by ADP Management Corporation, 250,000 shares by Purizer Corporation, and 35,876 shares by Mr. Derrick.

(3)
Includes 21,556,662 shares of common stock and 25,000 shares of Series D preferred stock, which are convertible to 125,000 shares of common stock, owned by Mr. Jeffrey S. Peterson, a director and our Chief Financial Officer, and entities that are controlled by him.  Of the total shares of common stock owned or controlled by Mr. Peterson, 12,680,388 shares are held by Tyumen Holdings, LLC, 2,862,966 shares by Wynnman's Hill, LLC, 5,319,708 shares by Bluestone Advisors, LLC, 378,148 shares by Keystone Partners, LLC, 295,139 shares by Rimrock Capital, LLC, 20,270 shares by Banyan Investment Company, LLC and 43 shares by Blackhawk Properties, LLC.

(4)	Includes 8,147,787 shares of common stock and options to purchase 511,200 shares of common stock, owned by Mr. James Dalton, Chairman of our Board of Directors and Chief Executive Officer.

(5)	Includes 857,797 shares of common stock, and options to purchase 173,333 shares of common stock, owned by Mr. Darrell Meador, our President of Sales.

(6)	Includes 269,403 shares of common stock and 13,843 shares of Series E preferred stock convertible to 13,843 shares of common stock, owned by Mr. Robert J. Welgos, a member of our Board of Directors.

Item 13.                          Certain Relationships and Related Transactions, and Director Independence
Related-Party Transactions
Related-Party Notes Payable
As of September 30, 2015, we owed $3,840,746 of notes payable to one of our officers, two of our former board members, and two of our former officers, or entities controlled by each, with annual interest rates ranging from 12% to 18%.  Five entities controlled by Jeffrey S. Peterson, Vice President of Finance and Chief Financial Officer, (Banyan Investment Company, LLC, Keystone Partners, LLC, The Mark and Nancy Peterson Foundation, Rimrock Capital, LLC, and Bluestone Advisors, LLC) were owed notes payable totaling $3,049,698.  Michael Jones, former interim Chief Executive Officer, was owed a note payable of $13,644.  An entity under control of David Derrick, former Executive Chairman of the Board of Directors, ADP Management Corporation, was owed notes payable totaling $720,683.  Michael Acton, our former Chief Financial Officer, was owed a note payable of $30,000.  Bill Martin, a former director, was owed a note payable of $26,721.  During February 2015, we modified the exercise price of options and warrants previously issued to the Executive Chairman of the Board of Directors from $1.00 to $0.30 per share, according to an agreement entered into prior to his appointment as the Executive Chairman, and recognized additional expense of $20,472.
During fiscal year 2015, ADP Management Corporation, an entity controlled by Mr. Derrick, converted $291,667 of secured borrowings along with $25,000 of loan origination fee into an unsecured note payable, which is included in the $720,683.
Related Party Contracts

During fiscal year 2015, Purizer Corporation, an entity controlled by Mr. Derrick, introduced and helped us enter into an agreement with a customer.  In connection with the sales contract, we granted Purizer Corporation 250,000 shares of common stock with fair value of $53,500.  We also agreed to pay Purizer Corporation 8.5% of revenue from this customer as long as the sales contract remains in full force.

During September 2015, the Company entered into consulting agreements with ADP Management, an entity controlled by Mr. David Derrick.  The Company agreed to pay for Mr. Derrick's healthcare insurance premiums plus $6,000 per month for his consulting services.  The Company also agreed to pay as a bonus to ADP Management a fee equal to 15% of the funds raised less payments to third parties owed in regards to the funds raised.
During September 2015, the Company entered into a one-year consulting agreement with Bluestone Advisors, LLC, an entity controlled by Mr. Jeffrey S. Peterson, who assumed a new role as Chief Financial Officer of the Company.  The Company agreed to pay Bluestone Advisors, LLC $20,000 per month and 2,000,000 shares of Common Stock with a fair value of $360,000 as compensation to Mr. Peterson.

Certain Legal Proceedings
On October 9, 2015, Mr. Derrick, a former executive officer and director of the Company, settled allegations with the Securities and Exchange Commission. The SEC (File No. 3-16213) alleged that during the period Mr. Derrick was an officer and director of Track Group (then known as SecureAlert, Inc.), Mr. Derrick and Mr. Dalton, as executive officers and directors failed to disclose personal guarantees related to the sale of equipment by Track Group, and that the non-disclosures resulted in material misstatements of $2 million in overstated revenue in Track Group's financial statements for fiscal years 2007 and 2008 in that company's Forms 10-KSB, 10-KSB/A, 10-QSB, and 10-QSB/A filed from September 2007 through January 2010.  No restatements were made by Track Group as a result.  As part of the settlement, Mr. Derrick agreed, without admitting or denying the SEC's allegations, to an injunction to cease and desist from committing or causing violations, and any future violations, of Section 17(a) of the Securities Act and Sections 10(b), 13(a), 13(b)(2)(A) and (B),and 13(b)(5) of the Exchange Act and Rules 10b-5, 12b-20, 13a-1, 13a-13, 13a-14, 13b2-1, and 13b2-2 thereunder; to be barred from acting as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Exchange Act or that is required to file reports pursuant to Section 15(d) of the Exchange Act; and to pay a civil penalty in the amount of $232,500.
On October 24, 2014, Mr. Dalton settled allegations with the Securities and Exchange Commission (File No. 3-16214). As part of the settlement, Mr. Dalton agreed, without admitting or denying the SEC's allegations, to an injunction from future violations of Sections 17(a)(2) and (3) of the Securities Act and Sections, 13(b)(2)(A) and (B), and 13(b)(5) of the Exchange Act and Rule 13b2-1 thereunder; and to pay a civil penalty in the amount of $65,000.
Procedures for Related-Party Transactions
Under our code of business conduct and ethics adopted in June 2009, our employees, officers and directors are discouraged from entering into any transaction that may cause a conflict of interest for us.  In addition, they must report any potential conflict of interest, including related-party transactions, to their managers or our corporate counsel who then reviews and summarizes the proposed transaction for our audit committee.  Pursuant to its charter, our audit committee is required to then approve any related-party transactions, including those transactions involving our directors. In approving or rejecting such proposed transactions, the audit committee will be required to consider the relevant facts and circumstances available and deemed relevant to the audit committee, including the material terms of the transactions, risks, benefits, costs, availability of other comparable services or products and, if applicable, the impact on a director's independence.  Our audit committee will approve only those transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our audit committee determines in the good faith exercise of its discretion.  A copy of our code of business conduct and ethics and audit committee charter are available on our corporate website at www.activecare.com.
Under our code of business conduct and ethics adopted in June 2009, our employees, officers and directors are discouraged from entering into any transaction that may cause a conflict of interest for us.  In addition, they must report any potential conflict of interest, including related-party transactions, to their managers or our corporate counsel who then reviews and summarizes the proposed transaction for our audit committee.  Pursuant to its charter, our audit committee is required to then approve any related-party transactions, including those transactions involving our directors. In approving or rejecting such proposed transactions, the audit committee will be required to consider the relevant facts and circumstances available and deemed relevant to the audit committee, including the material terms of the transactions, risks, benefits, costs, availability of other comparable services or products and, if applicable, the impact on a director's independence.  Our audit committee will approve only those transactions that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our audit committee determines in the good faith exercise of its discretion.  A copy of our code of business conduct and ethics and audit committee charter are available on our corporate website at www.activecare.com.

Corporate Governance and Director Independence

Board Composition

Our business and affairs are managed under the direction of our Board of Directors.  Our Board of Directors is comprised of three directors.  The Board of Directors has determined that Mr. Welgos is independent within the meaning of the Nasdaq Marketplace Rules.  This means that the Board of Directors has determined that this director (1) is not an officer or employee of ActiveCare or its subsidiary and (2) has no direct or indirect relationship with ActiveCare that would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director.

Board Committees
Our Board of Directors does not presently have a functioning audit committee.  We do have a compensation committee of the Board.  It is our intention to reconstitute the audit committee once we have increased the size of the Board to include additional independent directors.
The current composition and responsibilities of each committee are described below.  Members serve on these committees until their resignation or until otherwise determined by our Board of Directors.
Audit Committee
Although we do not presently have an audit committee of the Board, Mr. Welgos, who served previously as chair of the audit committee is considered by the Board of Directors to be a financial expert.  Our Board of Directors and the Company plan to add additional independent directors to fill vacant positions on the audit committee.  Until that time, the full Board of Directors will undertake to fulfill the responsibilities of the audit committee.

When functioning, the audit committee has responsibility for, among other things:
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

As indicated above, our Board of Directors has affirmatively determined that Mr. Welgos meets the definition of "independent director" for purposes of serving on an audit committee under applicable SEC rules, and we intend to comply with these independence requirements within the time periods specified.  In addition, the Board of Directors has determined that Mr. Welgos meets the standards established by the SEC to qualify as a "financial expert" under Item 407 of Regulation S-K under the Securities Act.  Our Board of Directors has adopted a written charter for our audit committee, which is available on our corporate website at www.activecare.com.
Compensation Committee

Our compensation committee consists of two directors: Mr. Welgos, an independent director, and Mr. Peterson, who is also our Chief Financial Officer and Vice President of Finance.  Mr. Welgos serves as chair of the compensation committee.  Our Board of Directors and the Company plan to add additional independent directors to fill vacant positions on the compensation committee.  The compensation committee is responsible for, among other things:

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
Meetings of the Board of Directors and Committees
The Board of Directors is elected by and is accountable to our stockholders.  The Board establishes policy and provides our strategic direction, oversight, and control.  The Board met eight times during fiscal year 2015.  All directors attended 100% of the meetings of the Board and the Board committees of which they are members.  The Board performed acts by unanimous written consent in lieu of a meeting four times during fiscal year 2015.

Item 14.                Principal Accounting Fees and Services
Audit Services Fees, Audit Related Fees, Tax Fees, and All Other Fees
Audit services consist of the audit of our annual consolidated financial statements, and other services related to filings and registration statements filed by us and other pertinent matters.

During the years ended September 30, 2015 and 2014, Tanner LLC ("Tanner") performed audit and audit related services including the audit of the annual consolidated financial statements of the Company and its subsidiaries, reviews of the quarterly financial information and quarterly reports on Form 10-Q and current reports on Form 8-K.  Tanner did not perform any financial information systems design and implementation services for the Company.

Tanner incurred fees of $191,600 and $286,800 for audit services and $0 and $0 for audit-related services with respect to the years ended September 30, 2015 and 2014, respectively.  Tanner performed no audit-related, tax or other services for those years.

Auditor Independence
Our audit committee considered that the work done for us in fiscal year 2015 by Tanner was compatible with maintaining that firm's independence.
Tanner has advised us that it has no direct or indirect financial interest in the Company or in any of its subsidiaries and that it has had, during the last four years, no connection with the Company or any of its subsidiaries, other than as independent auditors.
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
We have reviewed and discussed with management and Tanner the audited financial statements for the year ended September 30, 2015.  The Audit Committee has discussed with Tanner the matters that are required to be discussed under PCAOB standards.  Tanner has provided to the Audit Committee the written disclosures and the letter required by applicable requirements of the PCAOB regarding the independent registered public accounting firm's communications with the Audit Committee concerning independence, and the committee has discussed with Tanner that firm's independence.  The Audit Committee has concluded that Tanner is independent from the Company and its management.
Based on our review and discussions referred to above, we have recommended to the Board of Directors that the audited financial statements of the Company be included in the Company's Annual Report on Form 10-K for the year ended September 30, 2015, for filing with the Securities and Exchange Commission.
Respectfully submitted by the Audit Committee:
Robert J. Welgos, Chair

PART IV
Item 15.  Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Form:

1.    Financial Statements—all consolidated financial statements of the Company as set forth under Item 8, of this Form 10-K.
2.	Financial Statement Schedules. [N/A, because the required information is included in the Consolidated Financial Statements or Notes thereto, or is not applicable.]
3.	Exhibits. The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:
Exhibit Number	Description

(3)(i)(1)	Articles of Incorporation*

(3)(i)(2)	Articles of Amendment to Articles of Incorporation*

(3)(i)(3)	Articles of Amendment to Articles of Incorporation for Change of Name**

(3)(i)(4)	Certificate of Incorporation filed with Delaware July 15, 2009**

(3)(i)(5)	Designation of Rights and Preferences for Series A Convertible Preferred Stock***

(3)(i)(6)	Amended and Restated Certificate of Designation of Rights and Preferences for Series A Convertible Preferred Stock+

(3)(i)(7)	Certificate of Designation of Rights and Preferences of Series B Convertible Preferred Stock+

(3)(i)(8)	Certificate of Designation of Rights and Preferences of Series C Preferred Stock [?]

(3)(i)(9)	Certificate of Designation of Rights and Preferences of Series D Preferred Stock [?]

(3)(i)(10)	Certificate of Designation of Rights and Preferences of Series E Preferred Stock [?]

(3)(i)(11)	Certificate of Designations of Preferences, Rights and Limitations of Series F Variable Rate Convertible Preferred Stock++

(3)(i)(12)	Amendment to Certificate of Designations of Preferences, Rights and Limitations of Series F Variable Rate Convertible Preferred Stock+++

(3)(ii)(1)	Bylaws*

(3)(ii)(2)	Amended and Restated Bylaws**

(4)	Specimen of common stock certificate*

(4)(i)	Form of Stock Purchase Warrant *

(10)(i)	Secured debt addendum *

(10)(ii)	Employment agreement with chief executive officer

(10)(iii)	Consulting agreement for chief financial officer

(10)(iv)	Form of indemnification agreements

(10)(v)	Consulting agreement with ADP Management

(10)(vi)	Settlement agreement with Bluestone Advisors

(10)(vii)	Note payable agreement with ADP Management

(10)(viii)	Settlement agreement with Advance Technology Investors

(10)(ix)	Corporate office sublease agreement

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed
**	Previously filed as exhibit to 10-K for the year ended September 30, 2009
***	Previously filed as exhibit to 8-K, September 11, 2009
+	Previously filed as exhibit to 8-K, March 29, 2010
++	Previously filed as exhibit to 8-K, December 18, 2013
+++	Previously filed as part of Definitive Information Statement on Form 14C, May 21, 2014

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
ActiveCare, Inc.

By: /s/ James J. Dalton
James J. Dalton, Chief Executive Officer
(Principal Executive Officer)
Date: January 13, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ James J. Dalton
James J. Dalton	Director, Chairman, and Chief Executive Officer	January 13, 2016
(Principal Executive Officer)

/s/ Jeffrey S. Peterson
Jeffrey Peterson	Director, Chief Financial Officer, and Vice President of Finance (Principal Financial Officer)	January 13, 2016
(Principal Accounting Officer)

/s/ Robert J. Welgos
Robert J. Welgos	Director	January 13, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of ActiveCare, Inc.

We have audited the accompanying consolidated balance sheets of ActiveCare, Inc. and subsidiaries (collectively, the Company) as of September 30, 2015 and 2014, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ActiveCare, Inc. and subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has recurring losses, negative cash flows from operating activities, negative working capital, negative total equity, and certain debt that is in default.  These conditions, among others, raise substantial doubt about its ability to continue as a going concern.  Management's plans regarding these matters are also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tanner LLC

Salt Lake City, Utah
January 13, 2016.

ActiveCare, Inc.
Consolidated Balance Sheets
As of September 30, 2015 and 2014

	2015	2014
Assets

Current assets:
Cash	$172,436	$197,027
Accounts receivable, net	936,866	1,635,660
Inventory	742,471	1,649,320
Prepaid expenses and other	523,561	141,087
Assets of discontinued operations	-	712,403

Total current assets	2,375,334	4,335,497

Goodwill	-	825,894
Property and equipment, net	135,770	220,076
Deposits and other assets	17,846	29,594
Domain name, net	10,010	10,724

Total assets	$2,538,960	$5,421,785
See accompanying notes to consolidated financial statements.

ActiveCare, Inc.
Consolidated Balance Sheets (continued)
As of September 30, 2015 and 2014

	2015	2014
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$4,493,211	$4,549,451
Accounts payable, related party	162,797	1,109,775
Accrued expenses	743,967	1,451,331
Current portion of notes payable	1,259,916	1,212,937
Current portion of notes payable, related party	492,495	1,669,620
Dividends payable	567,350	246,738
Derivatives liability	79,347	106,444

Total current liabilities	7,799,083	10,346,296

Notes payable, related party, net of current portion	3,348,251	-
Notes payable, net of current portion	-	219,048

Total liabilities	11,147,334	10,565,344

Stockholders' deficit:
Preferred stock, $.00001 par value: 10,000,000 shares authorized; 45,000 shares of Series D; 70,070 shares of Series E; and 5,361 shares of Series F outstanding	1	1
Common stock, $.00001 par value: 200,000,000 shares authorized; 78,113,971 and 45,815,351 shares outstanding, respectively	781	458
Additional paid-in capital, common and preferred	83,231,002	73,183,429
Accumulated deficit	(91,840,158)	(78,327,447)

Total stockholders' deficit	(8,608,374)	(5,143,559)

Total liabilities and stockholders' deficit	$2,538,960	$5,421,785
See accompanying notes to consolidated financial statements.

ActiveCare, Inc.
Consolidated Statements of Operations
For the Years Ended September 30, 2015 and 2014

	2015	2014

Chronic illness monitoring revenues	$6,597,981	$6,107,941

Chronic illness monitoring cost of revenues	5,196,827	6,437,943

Gross profit (loss)	1,401,154	(330,002)

Operating expenses:
Selling, general and administrative (including $5,762,755, and $3,585,379, respectively, of stock-based compensation)	10,358,410	9,800,374
Research and development	106,526	215,074

Total operating expenses	10,464,936	10,015,448

Loss from operations	(9,063,782)	(10,345,450)

Other income (expense):
Gain on liability settlements	260,830	-
Gain on derivatives liability	128,942	373,293
Gain on lease termination	91,692	-
Other income	14,129	55,368
Loss on induced conversion of debt	-	(114,098)
Loss on disposal of property and equipment	(42,336)	(42,094)
Impairment of goodwill	(825,894)	-
Loss on extinguishment of debt	(927,784)	-
Interest expense, net	(977,234)	(1,936,039)

Total other expense	(2,277,655)	(1,663,570)

Loss from continuing operations	(11,341,437)	(12,009,020)

Loss from discontinued operations	(186,232)	(1,452,567)

Net loss	(11,527,669)	(13,461,587)

Dividends on preferred stock	(994,983)	(737,138)
Deemed dividends on conversion of accrued dividends to common stock	(301,097)	-
Deemed dividends on conversion of preferred stock to common stock	-	(2,234,924)

Net loss attributable to common stockholders	$(12,823,749)	$(16,433,649)

Net loss per common share - basic and diluted
Continuing operations	$(0.25)	$(0.43)
Discontinued operations	(0.00)	(0.04)

Net loss per common share	$(0.25)	$(0.47)

Weighted average common shares outstanding – basic and diluted	51,444,000	35,010,000

See accompanying notes to consolidated financial statements.

ActiveCare, Inc.
Consolidated Statements of Stockholders' Deficit
For the Years Ended September 30, 2015 and 2014

	Preferred Stock
	Series C		Series D		Series E		Series F		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, September 30, 2013	480,000	$5	938,218	$9	61,723	$1	-	$-	21,775,303	$218	$62,519,544	$(64,817,684)	$(2,297,907)

Issuance of common stock for:
Services	-	-	-	-	-	-	-	-	10,896,970	109	749,896	-	750,005
Finance fees	-	-	-	-	-	-	-	-	349,822	3	41,888	-	41,891
Loan origination fees	-	-	-	-	-	-	-	-	161,738	1	163,069	-	163,070
Debt conversions	-	-	-	-	-	-	-	-	3,712,549	37	2,447,889	-	2,447,926
Dividends and related interest	-	-	-	-	-	-	-	-	271,343	3	148,241	-	148,244
Option exercises	-	-	-	-	-	-	-	-	1,723,100	17	541,222	-	541,239
Conversion of Series C preferred stock	(480,000)	(5)	-	-	-	-	-	-	672,000	7	(2)	-	-
Conversion of Series D preferred stock	-	-	(893,218)	(9)	-	-	-	-	6,252,526	63	(54)	-	-
Issuance of Series E preferred stock for debt conversions	-	-	-	-	8,347	-	-	-	-	-	83,473	-	83,473
Issuance of Series F preferred stock for:
Debt conversions	-	-	-	-	-	-	858	-	-	-	574,592	-	574,592
Cash, net	-	-	-	-	-	-	4,503	-	-	-	2,175,002	1,405,769	3,580,771
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	2,051,758	-	2,051,758
Issuance of options for:
Debt conversions	-	-	-	-	-	-	-	-	-	-	590,887	-	590,887
Services	-	-	-	-	-	-	-	-	-	-	263,117	-	263,117
Beneficial conversion features on debt	-	-	-	-	-	-	-	-	-	-	116,100	-	116,100
Amortization of Series F preferred stock as dividends	-	-	-	-	-	-	-	-	-	-	716,807	(716,807)	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(13,461,587)	(13,461,587)
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(737,138)	(737,138)

Balance, September 30, 2014	-	$-	45,000	$-	70,070	$1	5,361	$-	45,815,351	$458	$73,183,429	$(78,327,447)	$(5,143,559)

See accompanying notes to consolidated financial statements.

ActiveCare, Inc.
Consolidated Statements of Stockholders' Deficit
For the Years Ended September 30, 2015 and 2014

	Preferred Stock
	Series C		Series D		Series E		Series F		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, September 30, 2014	-	$-	45,000	$-	70,070	$1	5,361	$-	45,815,351	$458	$73,183,429	$(78,327,447)	$(5,143,559)

Issuance of common stock for:
Services	-	-	-	-	-	-	-	-	22,047,659	220	4,088,675	-	4,088,895
Finance fees	-	-	-	-	-	-	-	-	509,976	5	89,392	-	89,397
Loan origination fees	-	-	-	-	-	-	-	-	6,250,000	63	1,129,937	-	1,130,000
Dividends and related interest	-	-	-	-	-	-	-	-	3,490,985	35	975,433	(301,097)	674,371
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	3,032,304	-	3,032,304
Issuance of options for services	-	-	-	-	-	-	-	-	-	-	42,870	-	42,870
Amortization of Series F preferred stockas dividends	-	-	-	-	-	-	-	-	-	-	688,962	(688,962)	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(11,527,669)	(11,527,669)
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(994,983)	(994,983)

Balance, September 30, 2015	-	$-	45,000	$-	70,070	$1	5,361	$-	78,113,971	$781	$83,231,002	$(91,840,158)	$(8,608,374)
See accompanying notes to consolidated financial statements.

ActiveCare, Inc.
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2015 and 2014

	2015	2014

Cash flows from operating activities:
Net loss	$(11,527,669)	$(13,461,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,864,864	3,378,938
Loss on extinguishment of debt	927,784	-
Stock and warrants issued for services	897,891	206,441
Impairment of goodwill	825,894	-
Stock and warrants issued for interest expense	647,679	883,118
Depreciation and amortization	290,700	1,122,862
Loss on disposal of property and equipment	42,336	61,239
Gain on lease termination	(91,692)	-
Gain on derivatives liability	(128,942)	(373,293)
Gain on liability settlements	(260,830)	-
Inventory reduction for obsolescence	-	1,660,729
Amortization of debt discounts	-	919,032
Impairment of long-lived assets	-	497,792
Loss on induced conversion of debt and sale of common stock	-	114,098
Changes in operating assets and liabilities:
Accounts receivable	698,794	216,668
Inventory	906,849	1,367,477
Prepaid expenses and other	20,400	(48,494)
Accounts payable	892,170	(1,193,106)
Accrued expenses	215,054	157,652
Deposits and other assets	-	77,355

Net cash used in operating activities	(778,718)	(4,413,079)

Cash flows from investing activities:
Proceeds from sale of discontinued operations	478,738	-
Proceeds from sale of property and equipment	938	-
Purchases of property and equipment	(15,289)	(70,043)
Cash used to dispose of property and equipment	-	(29,078)

Net cash provided by (used in) investing activities	464,387	(99,121)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	1,262,490	680,000
Principal payments on notes payable	(957,750)	(1,036,809)
Principal payments on related-party notes payable	(15,000)	(1,204,166)
Proceeds from sale of preferred stock, net	-	3,580,771
Proceeds from issuance of related-party notes payable, net	-	2,801,166
Payment of dividends	-	(335,570)

Net cash provided by financing activities	289,740	4,485,392

Net decrease in cash	(24,591)	(26,808)
Cash, beginning of the year	197,027	223,835

Cash, end of the year	$172,436	$197,027

See accompanying notes to consolidated financial statements.

ActiveCare, Inc.
Consolidated Statements of Cash Flows (continued)
For the Years Ended September 30, 2015 and 2014

	2015	2014
Supplemental Cash Flow Information:
Cash paid for interest	$24,883	$219,717

Non-Cash Investing and Financing Activities:
Conversion of related-party accounts payable and accrued liabilities to related-party notes payable	$1,839,214	$-
Issuance of stock for dividends	975,468	144,642
Dividends on preferred stock and related interest	994,983	737,138
Issuance of common stock for prepaid consulting services	645,000	-
Conversion of accounts payable to notes payable	100,000	-
Issuance of stock and stock options for loan origination fees	89,397	370,633
Conversion of related-party notes payable to common stock	-	1,782,738
Conversion of notes payable to preferred stock	-	633,254
Conversion of notes payable to common stock	-	325,000
Liability to issue shares of common stock for loan origination fees	-	234,793
See accompanying notes to consolidated financial statements.

ActiveCare, Inc.
Notes to Consolidated Financial Statements
September 30, 2015 and 2014

1.                    Organization and Nature of Operations
ActiveCare, Inc. ("ActiveCare" or the "Company") was formed March 5, 1998.  In July 2009, ActiveCare was reincorporated in Delaware.  The Company provides products and services to those diagnosed with chronic illnesses, provides real-time visibility to health conditions and risk, and has a unique active approach in caring for members.
Going Concern
The Company continues to incur negative cash flows from operating activities and net losses.  The Company had negative working capital and negative total equity as of September 30, 2015 and 2014 and is in default with respect to certain debt.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In order for the Company to eliminate substantial doubt about its ability to continue as a going concern, it must achieve profitability, generate positive cash flows from operating activities and obtain the necessary debt or equity funding to meet its projected capital investment requirements.  Management's plans with respect to this uncertainty consist of raising additional capital by issuing debt or equity securities and increasing the sales of the Company's services and products.  There can be no assurance that the Company will be able to raise sufficient additional capital or that revenues will increase rapidly enough to achieve operating profits.  If the Company is unable to increase revenues or obtain additional financing, it will be unable to continue the development of its products and services and may have to cease operations.
2.             Summary of Significant Accounting Policies

Principles of Accounting and Consolidation
These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP").  The consolidated financial statements include the accounts of ActiveCare and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.

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

Discontinued Operations
In December 2014, the Company sold substantially all of its customer contracts and equipment leased to customers associated with its CareServices segment to a third party.  Additional equipment held in stock was sold to another third party pursuant to a written invoice.  The purchase price included a cash payment of $412,280 for the customer contracts and $66,458 for the equipment held in stock.  During fiscal years 2015 and 2014, the Company recognized a loss from discontinued operations related to CareServices of $186,232    and $1,452,567, respectively.

Fair Value of Financial Instruments
The Company measures the fair values of its assets and liabilities using the US GAAP hierarchy.  The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable, and accrued liabilities approximate fair values due to the short-term nature and liquidity of these financial instruments. Derivative financial instruments are recorded at fair value based on current market pricing models. The carrying amounts reported for notes payable approximate fair value because the underlying instruments are at interest rates which approximate current market rates.

Concentrations of Credit Risk
The Company has cash in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses in these accounts.

In the normal course of business, the Company provides credit terms to its customers and requires no collateral.  The Company performs ongoing credit evaluations of its customers' financial condition.  The Company maintains an allowance for doubtful accounts receivable based upon management's specific review and assessment of each account at year end.

For fiscal year 2015, the Company had revenues from three significant customers which represented 69% of total revenues.  For fiscal year 2014, the Company had revenues from two significant customers which represented 67% of total revenues.  As of September 30, 2015 and 2014, accounts receivable from significant customers represented 66% and 80% of total accounts receivable, respectively.

For fiscal years 2015 and 2014, the Company purchased substantially all of its products and supplies from one vendor.

Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer's financial condition, age of the customer's receivables and changes in payment histories.  Accounts receivable are written off when management determines the likelihood of collection is remote.  A receivable is considered to be past due if any portion of the receivable balance has not been received by the contractual payment date.  Interest is not charged on accounts receivable that are past due.  The Company recorded an allowance for doubtful accounts of $30,495 and $115,994 as of September 30, 2015 and 2014, respectively.
Inventory
Inventory is recorded at the lower of cost or market, cost being determined using the first-in, first-out ("FIFO") method. Inventory consists of diabetic supplies.  Inventory held by distributors is reported as inventory until the supplies are shipped to the end user by the distributor.  The Company estimates an inventory reserve for obsolescence and excessive quantities.  Due to competitive pressures and technological innovation, it is possible that estimates of net realizable values could change in the near term.  Inventory consists of the following as of September 30:
	2015	2014
Finished goods	$206,038	$589,423
Finished goods held by distributors	1,350,368	2,720,626

Total inventory	1,556,406	3,310,049

Inventory reserve	(813,935)	(1,660,729)

Net inventory	$742,471	$1,649,320

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets, which range from 3 to 7 years.  Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the terms of the lease.  Expenditures for maintenance and repairs are expensed as incurred.  Upon the sale or disposal of property and equipment, any gains or losses are included in the results of operations.

Goodwill
Goodwill is reviewed for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable.  The annual testing date is September 30.  The identification and measurement of goodwill impairment involves the estimation of the fair value based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about expected future cash flows and the Company's overall market capitalization.  Future cash flows can be affected by changes in industry or market conditions.  Goodwill was impaired by $825,894 as of September 30, 2015.  The impairment of goodwill was due to a potentially long-term reduction in the market capitalization of the Company subsequent to September 30, 2015.  Goodwill was not impaired as of September 30, 2014.
Impairment of Long-Lived Assets
Purchased intangible assets with finite lives were amortized using the straight-line method over the estimated economic lives of the assets, which range from two to twenty years.  Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  No long-lived assets were impaired as of September 30, 2015.  The Company impaired its CareServices customer contracts by $89,460 and patents by $408,332 as of September 30, 2014, which were recorded as part of discontinued operations related to the CareServices segment for the fiscal year ended September 30, 2014.  The impairment of the customer contracts was due to their sales price being lower than the net book value as of the date of sale.  The patents impaired were solely related to the CareServices segment and provided no future cash flows after the CareServices customer contracts and equipment leased to customers were sold in December 2014.

Revenue Recognition
For the years presented, revenues came from two sources: (1) sales of Chronic Illness Monitoring products and services; and (2) sales from CareServices.  The CareServices segment was sold in December 2014.  Information regarding revenue recognition policies relating to these business segments is contained in the following paragraphs.

Chronic Illness Monitoring
Chronic Illness Monitoring revenues are recognized when persuasive evidence of an arrangement exists, delivery of the product or service to the end user has occurred, prices are fixed or determinable and collection is reasonably assured.

The Company enters into agreements with insurance companies, disease management companies, third-party administrators, and self-insured companies (collectively, the customers) to lower medical expenses by distributing diabetic testing products and supplies to employees (end users) covered by their health plans or the health plans they manage.  Cash is due from the customer or the end user's health plan as the products and supplies are deployed to the end user.  The Company also monitors the end user's test results in real-time with the Company's 24x7 CareCenter.  Customers who are billed separately for monitoring are obligated to pay as the service is performed and revenue is recognized ratably over the period of the contract.  The term of these contracts is generally one year and, unless terminated by either party, will automatically renew for another year.  Collection terms are net 30 days after claims are submitted.  There is no contingent revenue in these contracts.

The Company also enters into agreements with distributors who take title to products and distribute those products to the end user.  Delivery is considered to occur when the supplies are delivered by the distributor to the end user.  Cash is due from the distributor, the customer or the end user's health plan as initial products are deployed to the end user.  Subsequent sales (resupplies) are shipped directly from the Company to the end user and cash is due from the customer or the end user's health plan.

Shipping and handling fees are typically not charged to end users.  The related freight costs and supplies directly associated with shipping products to end users are included as a component of cost of revenues.  Sales of Chronic Illness Monitoring products and services contain multiple elements.

Multiple-Element Arrangements
The Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting.  In order to account for elements in a multiple-element arrangement as separate units of accounting, the deliverables must have stand-alone value upon delivery.  In determining whether monitoring services have stand-alone value, the nature of the Company's monitoring services, whether the Company sells supplies to new customers without monitoring services, and availability of monitoring services from the other vendors are factors that are considered.

When multiple elements included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on the relative selling prices.  Multiple-element arrangements accounting guidance provides a hierarchy to use when determining the relative selling price for each unit of accounting.  Vendor-specific objective evidence (VSOE) of selling price, based on the price at which the item is regularly sold by the vendor on a stand-alone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence (TPE) of selling price is used to establish the selling price if it exists.  If VSOE of selling price and TPE of selling price are not available, then the best estimate of selling price is to be used.  Total consideration under the Company's multiple-element contracts is allocated to supplies and monitoring through application of the relative fair value method.

During the three months ended June 30, 2014, the Company began to provide enhanced monitoring services to a key customer, which pays a separate monthly monitoring fee.  Beginning in the three months ended June 30, 2015, the Company's sales initiatives under the direction of new executive management became focused on the monitoring of end users.  This monitoring is accounted for as an element with stand-alone value.

CareServices
CareServices included contracts in which the Company leased monitoring devices and provided monitoring services to end users.  The Company typically entered into contracts on a month-to-month basis with end users that used CareServices.  These contracts could be cancelled by either party at any time with 30-days' notice.  Under a standard contract, the device and service became billable on the date the end user ordered the device, and remained billable until the device was returned to the Company.  Revenues were recognized at the end of each month the service had been provided.  In those circumstances in which payment was received in advance, the Company recorded deferred revenue.

CareServices revenue was recognized when persuasive evidence of an arrangement existed, delivery of the device or service had occurred, prices were fixed or determinable and collection was reasonably assured.  Shipping and handling fees were included as part of net revenues.  The related freight costs and supplies directly associated with shipping products to end users were included as a component of cost of revenues.  All CareServices sales were made with net 30-day payment terms.

Research and Development Costs
All expenditures for research and development are charged to expense as incurred.  Research and development expenses for fiscal years 2015 and 2014 were $106,526 and $215,074 respectively. The expenditures for fiscal year 2015 and 2014 were for ongoing software improvements for the Chronic Illness Monitoring operating system and customer portal.

Advertising Costs
The Company expenses advertising costs as incurred.  Advertising expenses for fiscal years 2015 and 2014 were $30,551 and $48,778, respectively.  Advertising expenses primarily related to the Company's Chronic Illness Monitoring segment for the fiscal years ended 2015 and 2014.

Income Taxes
The Company recognizes deferred income tax assets or liabilities for the expected future tax consequences of events that have been recognized in the financial statements or income tax returns. Deferred income tax assets or liabilities are determined based upon the difference between the financial reporting bases and tax reporting bases of assets and liabilities using enacted tax rates expected to apply when the differences are expected to be settled or realized.  Deferred income tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.  As of September 30, 2015, management has provided a 100% allowance against deferred income tax assets as it is more likely than not these assets will not be realized.  Interest and penalties related to income tax liabilities, when incurred, are classified in interest expense and income tax provision, respectively.

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
Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss available to common stockholders by the sum of the weighted average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect.
Common share equivalents consist of shares issuable upon the exercise of common stock warrants and options, shares issuable from restricted stock grants, and shares issuable from convertible notes and convertible Series D, Series E and Series F preferred stock.  As of September 30, 2015 and 2014, there were 39,111,621 and 17,199,080 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS as their effect would be anti-dilutive.  The common stock equivalents outstanding consist of the following as of September 30:

	2015	2014
Common stock options and warrants	9,497,551	10,991,576
Series D convertible preferred stock	225,000	225,000
Series E convertible preferred stock	477,830	477,830
Series F convertible preferred stock	16,065,328	5,361,000
Convertible debt	12,838,412	133,924
Restricted shares of common stock	7,500	9,750

Total common stock equivalents	39,111,621	17,199,080

Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 states that only disposals representing strategic shifts in operations that have, or will have, a major effect on an entity's operations should be reported as discontinued operations when any of the following occurs: The component of an entity or group of components of an entity is classified as held for sale, the component of an entity or group of components of an entity is disposed of by sale, or the component of an entity or group of components of an entity is disposed of other than by sale. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014, and interim periods therein, which is effective for the Company for the quarter ending December 31, 2015.  Early adoption is not permitted.  The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position and results of operations.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This standard sets forth management's responsibility to evaluate, each reporting period, whether there is substantial doubt about the Company's ability to continue as a going concern, and if so, to provide related disclosures. The standard is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, which will be effective for the Company for the quarter ending December 31, 2017. The Company is assessing the impact, if any, of implementing this guidance on its evaluation of going concern.

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

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory. The purpose of this ASU is to more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards. This ASU requires entities to measure most inventory at the "lower of cost and net realizable value." Additionally, some of the amendments are designed to more clearly articulate the requirements for the measurement and disclosure of inventory. The ASU is effective for fiscal years and interim periods beginning after December 15, 2016, which will be effective for the Company for the quarter ending December 31, 2017. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

3.	Discontinued Operations
In December 2014, the Company sold substantially all of its customer contracts and equipment leased to customers associated with its CareServices segment.  Additional equipment held in stock was sold to the buyer pursuant to a written invoice.  The purchase price included a cash payment of $412,280 for the customer contracts and $66,458 for the equipment held in stock.  The sale included all segment assets that generated revenue related to the CareServices segment.  The Company no longer holds any ownership interest in these assets and has ceased incurring costs related to the operations and development of the CareServices segment.  This segment was engaged in the business of developing, distributing and marketing mobile health monitoring and concierge services to distributors and consumers.  The debt secured by the CareServices customer contracts was amended in January 2015 and remains an obligation of the Company (see Note 8).  There were no material liabilities of discontinued operations.  Assets of discontinued operations consist of the following as of September 30:
	2015	2014
Customer contracts, net	$-	$569,250
Equipment leased to customers, net	-	111,435
Patents, net	-	31,718

Total assets of discontinued operations	$-	$712,403

As a result of the sale of the CareServices assets, the Company has reflected this segment as discontinued operations in the consolidated financial statements for fiscal years 2015 and 2014.  The following table summarizes certain operating data for discontinued operations for fiscal years 2015 and 2014:
	2015	2014
Revenues	$152,686	$1,003,238
Cost of revenues	127,709	881,753
Gross profit	24,977	121,485
Selling, general and administrative expenses	(211,209)	(1,047,629)
Impairment of long-lived assets	-	(497,792)
Loss on disposal of property and equipment	-	(18,746)
Other expense	-	(9,885)
Loss from discontinued operations	$(186,232)	$(1,452,567)

4.	Customer Contracts
The Company was amortizing Chronic Illness Monitoring customer contracts acquired during 2012 over their estimated useful lives (through 2014).  As of September 30, 2015 and 2014, the cost associated with these customer contracts was $214,106 and the accumulated amortization was $214,106. Amortization expense related to these contracts for fiscal years 2015 and 2014 was $0 and $57,220, respectively.
The Company sold substantially all of the CareServices customer contracts during December 2014.  The Company impaired the CareServices customer contracts as of September 30, 2014 by $89,460, which was included as part of discontinued operations for fiscal year 2014.  As of September 30, 2015 and 2014, customer contracts totaled $0 and $2,066,316, respectively, and the related accumulated amortization was $0 and $1,497,067, respectively.  Amortization expense related to the CareServices segment for fiscal years 2015 and 2014 was $179,648 and $718,592, respectively.

5.	Property and Equipment
Property and equipment consist of the following as of September 30:
	2015	2014
Software	$100,574	$100,574
Leasehold improvements	98,023	151,287
Furniture	68,758	69,776
Equipment	59,754	54,732

Total property and equipment	327,109	376,369

Accumulated depreciation and amortization	(191,339)	(156,293)

Property and equipment, net	$135,770	$220,076
Assets to be disposed of are reported at the lower of the carrying amounts or fair values, less the estimated costs to sell or dispose.  During fiscal years 2015 and 2014, the Company recorded a loss on the disposal of assets of $42,336 and $61,239, respectively.  During December 2014, the Company sold all of its equipment leased to customers (see Note 3).  Depreciation expense for fiscal years 2015 and 2014 was $56,321 and $219,465, respectively.
6.	Patents
During fiscal year 2009, the Company licensed the use of certain patents from a third party.  Under the license agreement, the Company was required to pay $300,000 plus a 5% royalty on the net sales of all licensed products. As of September 30, 2009, the Company capitalized the initial license fee as a long-term asset.

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

Amortization expense for fiscal years 2015 and 2014 was $31,718 and $126,870, respectively.  The Company impaired the patents as of September 30, 2014 by $408,332, which was included as part of discontinued operations for the fiscal year ended September 30, 2014 (see Note 3).  As of September 30, 2015 and 2014, the cost associated with the patents was $514,046 and the accumulated amortization was $514,046 and $482,328, respectively.

7.	Accrued Expenses
Accrued expenses consist of the following as of September 30:
	2015	2014
Payroll expense	$270,974	$308,529
Interest	190,045	59,091
Deferred revenue	147,344	18,534
Commissions and fees	64,432	453,744
Liability to issue common stock	40,000	522,087
Other	31,172	-
Deferred rent	-	89,346

Total accrued expenses	$743,967	$1,451,331

8.	Notes Payable
The Company had the following notes payable outstanding as of September 30:

	2015	2014
Secured borrowings from a third party that purchased $693,000 of customer receipts for $550,000, with due dates ranging from November 2015 to September 2016 and payable in daily payments ranging from $955 to $1,909. The $143,000 difference between the customer receipts and cash received is being amortized to interest expense over the term of the respective notes. The secured borrowings are guaranteed by two officers of the Company.	$421,413	$-

Note payable previously secured by CareServices customer contracts. In January 2015, the note was amended to reduce the outstanding principal to $375,000, interest at 9%, and payable in 15 monthly installments beginning in February 2015. The amendment released the collateralized customer contracts and the note payable is guaranteed by both a former Executive Chairman of the Board of Directors and a member of the Board of Directors. A gain on the extinguishment of the old note of $769,449 was recorded in other income.	303,212	1,103,841

Unsecured note payable with interest at 12%, due November 2015 (extended to February 2016 subsequent to year end). In connection with the issuance of the note, the Company repriced previously issued warrants to purchase shares of common stock. The $22,397 increase in relative fair value of the warrants was included as a loss on the extinguishment of the old note in other expense. The note also required a payment of 3,000,000 shares of common stock. The fair value of $780,000 was included as a loss on the extinguishment of the old note in other expense.	300,000	-

Secured borrowings from third parties that purchased a $337,600 customer receivable for $200,000, in default. The Company was able to buy back the receivable for $233,333 less cash received by the third parties before June 2015. The $33,333 difference between the buyback and cash received plus $20,000 of commission paid to a related party, was amortized to interest expense through June 2015.	233,333	233,333

	2015	2014
Unsecured notes payable with interest at 12%, due March 2016 and convertible into common stock at a 15% discount from the 10-day volume adjusted weighted average closing price per share upon maturity.  In connection with the issuance of the notes, the Company issued 509,976 shares of common stock.  The $89,397 fair value of the stock is being amortized to interest expense over the term of the notes.  The notes included loan origination fees of $21,249, which are being amortized to interest expense over the term of the notes.  The Company recorded a derivative in connection with the convertible feature of the notes (see Note 12) and is amortizing the initial $101,884 fair value of the derivatives liability over the life of the notes.
	$212,490	$-

Unsecured notes with interest at 18%, due April 2013, in default. The Company issued 20,000 shares of Series D preferred stock as loan origination fees. The $195,000 fair value of the preferred stock was amortized over the original term of the note. Principal of $50,000 and accrued interest of $13,333 were converted to common stock in December 2013.	64,261	64,261

Unsecured note payable with no interest, due March 2015.  In connection with the issuance of the note, the Company issued warrants to purchase 450,000 shares of common stock.  The $143,634 relative fair value of the warrants was amortized to interest expense through March 2015.  The note also required a payment of the greater of 667,000 shares of common stock or shares of common stock equal to $500,000 at the end of the term (relative fair value of $230,293).  In May 2015, the note and other payables were converted into an unsecured note payable to the same party.  The conversion resulted in a gain on extinguishment of debt of $230,293.
	-	200,000

Total notes payable before discount	1,534,709	1,601,435

Less discount	(274,793)	(169,450)

Total notes payable	1,259,916	1,431,985

Less current portion	(1,259,916)	(1,212,937)

Notes payable, net of current portion	$-	$219,048
As of September 30, 2015, scheduled principal payments on notes payable are as follows:
Year Ending September 30,
2016	$1,534,709

9.	Related-Party Notes Payable
The Company had the following related-party notes payable outstanding as of September 30:
	2015	2014
Secured borrowings from entities controlled by an officer that purchased a $2,813,175 customer receivable for $1,710,500.  The Company was able to buy back the receivable for $1,950,000 less cash received by the entities through March 2015.  The $239,500 difference between the buyback and cash received plus $253,500 of loan origination fees was amortized to interest expense through March 2015.  In September 2015, the note was modified to extend the maturity date to January 2017 with interest at 18%.  The Company added $81,600 of extension fees and issued 3,000,000 shares of common stock as part of the modification and the note is convertible into common stock at $0.30 per share.  The $540,000 fair value of the common stock was recognized as a loss on extinguishment of debt
	$1,721,100	$1,639,500

Unsecured note payable to an entity controlled by an officer with interest at 18%, due January 2017, convertible into common stock at $0.30 per share. The Company issued 3,000,000 shares of common stock as loan origination fees. The $540,000 fair value of the common stock was recognized as a loss on extinguishment of debt	1,303,135	-

Unsecured note payable to an entity controlled by a former Executive Chairman of the Board of Directors with no interest (18% in the event of default), due on demand and in default. The former Executive Chairman demanded payment by May 15, 2015.	396,667	-

Unsecured note payable to an entity controlled by a former Executive Chairman of the Board of Directors with interest at 18%, due January 2017.	324,016	-

Unsecured note payable to a former officer with interest at 15%, due June 2012, in default. The note included a $3,000 loan origination fee added to the principal and is convertible into common stock at $0.50 per share.	30,000	30,000

Unsecured note payable to a former officer with interest at 12%, due September 2013, in default, and convertible into common stock at $0.75 per share.	26,721	26,721

Unsecured note payable to an entity controlled by an officer with interest at 18%, due upon demand.	25,463	-

Unsecured note payable to a former officer with interest at 12%, due on demand.	13,644	13,644

	2015	2014
Secured borrowings from a former Executive Chairman of the Board of Directors who purchased a $422,000 customer receivable for $250,000.  The Company was able to buy back the receivable for $291,667 less cash received by the former Executive Chairman before June 2015.  The $41,667 difference between the buyback and cash received plus $25,000 of loan origination fees was to be amortized to interest expense over the buyback term.  In November 2014, the secured borrowings and other advances were converted into an unsecured note payable to the same related party and the remaining discount balance of  $45,129 was recognized as a loss on extinguishment of debt.
	$-	$291,667

Unsecured note payable to an entity controlled by a former Executive Chairman of the Board of Directors, interest at 12%, due on demand, and convertible into common stock at $0.75 per share.  The Company issued 17,500 shares of common stock as loan origination fees.  The $26,250 fair value of the common stock was amortized to interest expense over the original term of the note, (through September 2013).  In December 2013, $160,000 of the note was converted to common stock.  In September 2015, $15,000 of principal and $10,469 of interest with other payables were converted into an unsecured note payable to the same party.
	-	15,000

Total notes payable, related-party, before discount	3,840,746	2,016,532
Less discount	-	(346,912)

Total notes payable, related-party	3,840,746	1,669,620
Less current portion	(492,495)	(1,669,620)

Notes payable, related party, net of current portion	$3,348,251	$-

As of September 30, 2015, scheduled principal payments on related-party notes payable are as follows:

Years Ending September 30,
2016	$492,495
2017	3,348,251

10.	Loss on Induced Conversion of Debt and Sale of Common Stock
During the fiscal year ended September 30, 2014, the Company offered a favorable, below market rate to all debt holders of $0.75 of debt per share of common stock to induce conversion of debt to equity.  Debt and accrued interest of approximately $381,000 was converted to shares of common stock.  In addition, debt and accrued interest due to related parties of approximately $1,946,000 was converted to shares of common stock at $0.60 of debt per share of common stock.  The Company also offered the private placement of common stock to existing investors at $0.75 per share, which was below the market price.  The difference between the offered price and the market price of all common stock issued was approximately $114,000 and was recorded as a loss on induced conversion of debt.

11.	Fair Value Measurements
The Company measures the fair values of its assets and liabilities using the US GAAP hierarchy levels as follows:

Level 1	The Company does not have any Level 1 inputs available to measure its assets.

Level 2	The Company's embedded derivative liabilities are measured on a recurring basis using Level 2 inputs.

Level 3	The Company's goodwill is measured using Level 3 inputs.
The Company's embedded derivatives liability is re-measured to fair value as of each reporting date until the contingency is resolved.  See Note 12 for more information about derivatives and the inputs used for calculating fair value.

12.	Derivatives Liability
The derivatives liability as of September 30, 2015 and 2014 was $79,347 and $106,444, respectively.  The derivatives liability as of September 30, 2014 was related to a variable conversion price adjustment on the Series F preferred stock.  The derivatives liability as of December 31, 2014 was eliminated due to the conversion price on Series F preferred stock being adjusted from $1.00 to $0.3337 based on the number of subscribers as of December 31, 2014.  The derivatives liability as of September 30, 2015 is related to a variable conversion price adjustment on outstanding notes payable.
During the fiscal year ended September 30, 2014, the Company estimated the fair value of the embedded derivatives prior to their conversion and elimination using a binomial option-pricing model with the following assumptions, according to the instrument: exercise price of $0.35 per share; risk free interest rate of 0.060%; expected life of 0.50 years; expected dividends of 0%; a volatility factor of 104%; and a stock price of $0.24.  During the fiscal year ended September 30, 2015, the Company estimated the fair value of the embedded derivatives prior to their conversion and elimination using a binomial option-pricing model with the following assumptions, according to the instrument: exercise prices ranging from $0.12 to $0.33 per share; risk free interest rates ranging from 0.010% to 0.260%; expected lives ranging from 0.001 to 0.50 years; expected dividends of 0%; volatility factors ranging from 0.01% to 138.68%; and stock prices ranging from $0.12 to $0.33.  The expected lives of the instruments were equal to the average term of the conversion option.  The expected volatility is based on the historical price volatility of the Company's common stock.  The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.  The Company recognized a gain on derivatives liability for fiscal years ended 2015 and 2014 of $128,942 and $373,293, respectively.
13.	Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.00001 per share.  Pursuant to the Company's Certificate of Incorporation, the Board of Directors has the authority to amend the Company's Certificate of Incorporation, without further stockholder approval, to designate and determine the preferences, limitations and relative rights of the preferred stock before any issuance of the preferred stock and to create one or more series of preferred stock, fix the number of shares of each such series, and determine the preferences, limitations and relative rights of each series of preferred stock, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, and liquidation preferences.
Series C Convertible Preferred Stock
As of September 30, 2013, the Company had 480,000 shares of Series C convertible preferred stock issued and outstanding ("Series C preferred stock").  In December 2013, all 480,000 shares of Series C preferred stock were converted to 672,000 shares of common stock.  The conversion rate of 1.4 shares of common stock was greater than the designated conversion rate of one share of common stock and, therefore, the fair value of the additional 192,000 shares was recorded as a deemed dividend. During fiscal year 2014, the Company accrued $11,367 of dividends on Series C preferred stock and settled the accrued dividends by issuing 11,599 shares of common stock.  The Series C preferred stock was non-voting.
Series D Convertible Preferred Stock
The Board of Directors has designated 1,000,000 shares of preferred stock as Series D convertible preferred stock ("Series D preferred stock").  The Series D preferred stock is voting on an as-converted basis.  The Series D preferred stock has a dividend rate of 8%, payable quarterly.  The Company may redeem the Series D preferred shares at a redemption price equal to 120% of the original purchase price with 15 days' notice. In December 2013, 893,218 shares of Series D preferred stock were converted to 6,252,526 shares of common stock.   The conversion rate of 7 shares of common stock was greater than the designated conversion rate of 5 shares of common stock and, therefore, the fair value of the additional 1,786,436 shares was recorded as a deemed dividend. During fiscal year 2015, the Company accrued $24,800 of dividends on Series D preferred stock and settled $31,051 of accrued dividends by issuing 118,068 shares of common stock.
During fiscal year 2014, the Company accrued $84,212 of dividends on Series D preferred stock and settled $77,961 of the accrued dividends by issuing 85,477 shares of common stock.

Series E Convertible Preferred Stock
During fiscal year 2013, the Board of Directors designated shares of preferred stock as Series E convertible preferred stock ("Series E preferred stock").  Series E preferred stock is convertible into common stock at $1.00 per share, the conversion price is adjustable if there are distributions of common stock or stock splits by the Company.  The designation also provides that the Series E preferred stock is non-voting and receives a monthly dividend of 3.322% for 25 to 32 months.  In addition, the convertibility and the redemption price of the Series E preferred stock is gradually reduced by dividend payments over 25 to 32 months.  After the dividend payment term, the redemption price of Series E preferred stock is $0, the Series E preferred stock has no convertibility to common stock and the holders are entitled to receive a pro-rata share of cumulative royalties totaling 4% of the Company's gross profits payable quarterly for a two-year period.
During fiscal year 2014, $83,473 of debenture loans and accrued interest converted into 8,347 shares of Series E preferred stock.  During fiscal years 2015 and 2014, the Company accrued dividends of $326,863 and $320,071, respectively, to Series E preferred shareholders.  During fiscal years 2015 and 2014, the Company paid dividends of $0 and $258,284, respectively, to Series E preferred shareholders.  As of September 30, 2015 and 2014, the redemption price for the Series E preferred stock was $477,829.
Series F Convertible Preferred Stock
During fiscal year 2014, the Board of Directors designated 7,803 shares of preferred stock as Series F convertible preferred stock ("Series F preferred stock").  In April 2014, the Company increased the authorized shares of Series F preferred stock to 10,000.  Series F preferred stock is non-voting, has a stated value of $1,000 and is convertible into common stock at $0.3337 per share (see Note 12).  The Series F preferred stock has a dividend rate, payable quarterly, of 8% until April 30, 2015, 16% from May 1, 2015 to July 31, 2015, 20% from August 1, 2015 to October 31, 2015 and 25% thereafter.
During fiscal year 2014, the Company issued 5,361 shares of Series F preferred stock for net proceeds of $3,580,771, after considering $675,229 of related costs, and the conversion of $574,592 of debt and accrued interest.  During fiscal years 2015 and 2014, the Company accrued dividends of $643,320 and $322,730 to Series F preferred shareholders.  During fiscal year 2015, the Company settled $643,320 of dividends on Series F preferred stock by issuing 3,372,917 shares of common stock.  The conversion rate of $0.19 per common share was greater than the designated conversion rate and, therefore, the additional fair value of $301,097 was recorded as a deemed dividend.  During fiscal year 2014, the Company settled $144,030 of dividends plus $3,601 of accrued interest on Series F preferred stock by paying $73,815 in cash and issuing 184,541 shares of common stock.
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
14.	Common Stock
In April 2014, the Company amended its Certificate of Incorporation increasing the total number of authorized shares of common stock from 50,000,000 shares to 200,000,000 shares.

During fiscal year 2015, the Company issued the following shares of common stock:
•
290,000 shares to the former Interim Chief Executive Officer for future services, the value on the date of grant was $69,600.  The shares originally vested quarterly over two years, but fully vested upon the mutual resignation of the former Interim Chief Executive Officer during March 2015;

•	7,177,103 shares for employee compensation for past services and bonuses, the value on the date of grant was $1,761,606;

•	118,068 shares to settle accrued dividends for Series D preferred stock, the value on the date of grant was $31,051;

•	275,000 shares as part of a settlement agreement on accounts payable, the value on the date of grant was $68,750;

•
3,000,000 shares as part of a settlement agreement on notes payable and accounts payable that resulted in a new note payable, the value on the date of grant was $780,000 which is included in loss on extinguishment of debt;

•
2,000,000 shares to the Executive Chairman of the Board of Directors for services for the calendar year 2015, according to an agreement entered into prior to appointment as the Executive Chairman, the value on the date of grant was $600,000;

•
4,000,000 shares to the Executive Chairman of the Board of Directors for future services, according to an employment agreement entered into for further appointment as the Chief Executive Officer.  The value on the date of grant was $720,000.  The shares vest monthly over two years;

•
305,556 shares to the Executive Chairman of the Board of Directors for a future bonus to be earned for additional end users (300 shares for each new end user). The value on the date of grant was $55,000.  Additional shares may be issued to the Executive Chairman of the Board of Directors for additional end users acquired through December 2015;

•	2,000,000 shares to the Chief Financial Officer for future services according to a consulting agreement, the value on the date of grant was $360,000. The shares vest monthly over two years;

•	3,372,917 shares to settle accrued dividends for Series F preferred stock, the value on the date of grant was $944,417;

•	2,750,000 shares for services provided by independent consultants, the value on the date of grant was $770,000;

•	250,000 shares to an entity controlled by the former Executive Chairman of the Board of Directors for services provided, the value of the shares on the date of grant was $53,500.

•	250,000 shares for future services to be provided by an independent consultant, the value at the date of grant was $45,000;

•	509,976 shares for notes payable origination fees, the value on the date of grant was $89,397;

•	6,000,000 shares to an entity controlled by an officer of the Company for related-party notes payable origination fees, the value on the date of grant was $1,080,000.
The fair value of unvested common stock as of September 30, 2015 was $2,607,016.
15.	Common Stock Options and Warrants
The fair value of each stock option or warrant is estimated on the date of grant using a binomial option-pricing model.  The expected life of stock options or warrants represents the period of time that the stock options or warrants are expected to be outstanding, based on the simplified method.  Expected volatilities are based on historical volatility of the Company's common stock, among other factors.  The Company uses the simplified method within the valuation model due to the Company's short trading history.  The risk-free rate related to the expected term of the stock options or warrants is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend yield is zero.

During fiscal years 2015 and 2014, the Company measured the fair value of the warrants using a binomial valuation model with the following assumptions:

	2015	2014
Exercise price	$0.30 - $1.00	$0.50 - $1.40
Expected term (years)	1 - 2	1 - 3
Volatility	228% - 302%	101% - 216%
Risk-free rate	0.22% - 0.63%	0.11% - 0.92%
Dividend rate	0%	0%

During the fiscal year ended September 30, 2015, the Company did not grant any common stock options or warrants.  During February 2015, the Company modified the exercise price of options and warrants previously issued to the Executive Chairman of the Board of Directors from $1.00 to $0.30 per share, according to an agreement entered into prior to appointment as the Executive Chairman, and recognized additional expense of $20,472.  During April 2015, the Company modified the exercise price of options and warrants previously issued to a note holder from $1.00 to $0.40 per share as part of a settlement agreement and conversion of an existing note payable and other payables into a new note payable.  The additional expense of $22,397 was recorded as a loss on extinguishment of debt.
During the fiscal year ended September 30, 2014, the Company modified the exercise price of options and warrants previously issued to current employees and officers to $0.50 per share.  The Company recognized additional expense of $71,942 and deferred $7,960 over the remaining vesting period of the options and warrants.
The following table summarizes information about stock options and warrants outstanding as of September 30, 2015:

Options and Warrants	Number of Options and Warrants	Weighted- Average Exercise Price
Outstanding as of October 1, 2014	10,991,576	$1.05
Granted	-
Exercised	-
Forfeited	(1,494,025)	1.52
Outstanding as of September 30, 2015	9,497,551	0.91
Exercisable as of September 30, 2015	7,667,551	1.01

As of September 30, 2015, the outstanding warrants have an aggregate intrinsic value of $0, the weighted average remaining term of the warrants was 2.91 years, and the fair value of unvested stock options and warrants was $154,522.
16.	Segment Information
The Company operated two business segments during fiscal year 2014 and a portion of fiscal year 2015 based primarily on the nature of the Company's products. The Chronic Illness Monitoring segment is engaged in the business of developing, distributing and marketing mobile monitoring of patient vital signs and physical activity to insurance companies, disease management companies, third-party administrators, and self-insured companies.  The customer contracts and equipment leased to customers of the CareServices segment were sold in December 2014.  The CareServices segment was engaged in the business of developing, distributing and marketing mobile health monitoring and concierge services to distributors and consumers.
At the corporate level, the Company raises capital and provides for the administrative operations of the Company as a whole.

The following table reflects certain financial information relating to each reportable segment for fiscal years 2015 and 2014:

	Corporate	Chronic Illness Monitoring	CareServices (Discontinued Operations)	Total
As of September 30, 2015 and for the Fiscal
Year Then Ended
Sales to external customers	$-	$6,597,981	$152,686	$6,750,667
Segment income (loss)	(10,757,547)	(583,890)	(186,232)	(11,527,669)
Interest expense, net	977,234	-	-	977,234
Segment assets	767,302	1,771,658	-	2,538,960
Property and equipment purchases	15,289	-	-	15,289
Depreciation and amortization	57,036	-	233,664	290,700

As of September 30, 2014 and for the Fiscal
Year Then Ended
Sales to external customers	$-	$6,107,941	$1,003,238	$7,111,179
Segment loss	(9,957,268)	(2,051,752)	(1,452,567)	(13,461,587)
Interest expense, net	1,936,039	-	-	1,936,039
Segment assets	550,370	4,134,403	737,012	5,421,785
Property and equipment purchases	70,603	-	-	70,603
Depreciation and amortization	92,823	57,220	972,819	1,122,862

17.	Income Taxes
As of September 30, 2015, the Company had net operating loss carryforwards available to offset future taxable income, if any, of approximately $77,700,000, which will begin to expire in 2027.  The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.  The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carryforwards.  For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place.  The Company will perform an analysis to determine whether any such limitations have occurred as the net operating losses are utilized.

The amount and ultimate realization of the benefits from the net operating loss carryforwards are dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.  The Company has established a valuation allowance against all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization.  Accordingly, there is no benefit for income taxes in the accompanying statements of operations.
Deferred income taxes are determined based on the estimated future effects of differences between the consolidated financial reporting and income tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws and the tax rates expected to be in place.

The deferred income tax assets (liabilities) were comprised of the following as of September 30:

	2015	2014
Net operating loss carryforwards	$29,000,000	$23,858,000
Depreciation, amortization and reserves	721,000	1,515,000
Stock-based compensation	1,728,000	2,007,000
Accrued vacation	28,000	53,000
Valuation allowance	(31,477,000)	(27,433,000)
Total	$-	$-

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company's benefit for income taxes for fiscal years 2015 and 2014 were as follows:

	2015	2014
Federal income tax benefit at statutory rate	$3,919,000	$4,577,000
State income tax benefit, net of federal income tax effect	380,000	444,000
Non-deductible expenses	(367,000)	67,000
Other	112,000	135,000
Change in valuation allowance	(4,044,000)	(5,223,000)
Benefit for income taxes	$-	$-

During fiscal years 2015 and 2014, the Company recognized no interest or penalties, and there were no changes in unrecognized tax benefits from tax positions taken or from lapsed statutes of limitations.  There were no settlements with taxing authorities.  As of September 30, 2015, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate, and there are no positions that are anticipated to significantly increase or decrease.  The Company had no tax examinations beginning, ending, or remaining in process as of and for the years ended September 30, 2015 and 2014.  Tax returns for fiscal years subsequent to 2011 remain subject to examination.
18.	Commitments and Contingencies
During fiscal year 2015, the Company leased office space under a non-cancelable operating lease, which was terminated during June 2015.  In February 2015, the Company entered into a sublease agreement for part of the office space under the non-cancelable operating lease through the end of the original lease period.  Payments under the sublease were made by the sublessee directly to the Company's landlord.  During the fiscal year ended September 30, 2015, the Company recognized $42,438 of sublease income as part of other expense, net.
The Company's rent expense for facilities under the terminated operating lease for the nine months ended June 30, 2015 and fiscal year ended September 30, 2014 was approximately $226,000 and $279,000, respectively.
During June 2015, the Company entered into a new non-cancelable operating lease for its existing office space, excluding the previously subleased space, and with payments beginning in July 2015.  Future minimum rental payments under the non-cancelable operating lease as of September 30, 2015 were as follows:

Years Ending September 30,
2016	$126,249
2017	130,036
2018	111,340

$367,625

The Company's rent expense under the new non-cancelable operating lease for fiscal year 2015 was approximately $31,000.

On May 28, 2015, an investor of the Company filed a lawsuit claiming damages of $1,000,000 exclusive of interest and costs against the Company, its Executive Chairman, an entity controlled by its former Executive Chairman, and 4G Biometrics, a wholly owned subsidiary of the Company for a breach of contract.  The Company has engaged legal counsel regarding the matter.  As the lawsuit is in its early stages, it is not possible to predict the outcome of the matter.  The Company intends to vigorously dispute the litigation and believes it has meritorious defenses to the claims.

On November 4, 2015 the Company received a demand for payment of $275,000 from a former employee of the Company and former principle of 4G Biometrics who was terminated for cause in regards to his employment agreement.  On December 4, 2015, the Company filed a complaint against the former owners of 4G Biometrics, including this former employee, seeking damages in excess of $300,000 related to alleged misrepresentations made to induce ActiveCare to acquire 4G Biometrics.  As the lawsuit is in its early stages, it is not possible to predict the outcome of the matter.
19.	Related Party Transactions Not Otherwise Disclosed
During fiscal year 2015, Purizer Corporation, an entity controlled by the Company's former Executive Chairman of the Board of Directors, consulted with the Company to enter into an agreement with a customer.  The Company granted Purizer Corporation 250,000 shares of common stock with a fair value of $53,500.  The Company also agreed to pay Purizer Corporation 8.5% of revenue from this customer as long as the sales contract remains in full force.

During September 2015, the Company entered into consulting agreements with ADP Management, an entity controlled by the former Executive Chairman of the Board of Directors.  The Company agreed to pay for the former Executive Chairman's healthcare insurance cost plus $6,000 per month for consulting services.  The Company also agreed to pay as a bonus to ADP Management a fee equal to 15% of the funds raised less payments to third parties owed in regards to the funds raised.

During September 2015, the Company entered into a one-year consulting agreement with Bluestone Advisors, LLC, an entity controlled by Mr. Jeffrey Peterson, who assumed a new role as Chief Financial Officer of the Company.  The Company agreed to pay Bluestone Advisors, LLC $20,000 per month and 2,000,000 shares of common stock with a fair value of $360,000
20.	Subsequent Events
Subsequent to September 30, 2015, the Company entered into the following agreements and transactions:
(1)	In October 2015, the Company entered into a consulting agreement with a third party in which it issued 250,000 shares of common stock.

(2)	In October 2015, the Company received funding under convertible debentures of $138,000 in which it issued 331,200 shares of common stock.

(3)
In November 2015, the Company entered into a factoring agreement in which it may factor $2,000,000 of receivables at any given time.  In connection with the execution of this agreement, the Company issued 791,666 shares of common stock.

(4)	In November 2015, the Company altered certain terms and conditions of a previously executed factor agreement in which that agreement was subordinated to the factor agreement described in (3) above.

(5)	In December 2015, the Company entered into a factoring agreement in which the Company was advanced $200,000.

(6)
In December 2015, the Company entered into a convertible loan agreement with an existing debt holder at 10% and is due December 2017, which incorporated $303,212 of principal and $31,380 of accrued interest of a previous note payable.  All or part of the principal, interest and any late fees of the note payable is convertible into a shares of the Company's common stock at a 5-day volume weighted average of the closing sales price.  The convertible note is guaranteed by the Company's chief financial officer and former Executive Chairman.