Form 10-Q
period 2015-12-31
ACTIVECARE, INC.
filed 2016-02-25
CIK 1429896

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐   No  ☒

As of February 24, 2016, the registrant had 78,445,171 shares of common stock outstanding.

ActiveCare, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	December 31,	September 30,
	2015	2015
Assets

Current assets:
Cash	$215,338	$172,436
Accounts receivable, net	1,075,992	936,866
Inventory	720,964	742,471
Prepaid expenses and other	281,125	523,561

Total current assets	2,293,419	2,375,334

Property and equipment, net	124,878	135,770
Deposits and other assets	17,846	17,846
Domain name, net	9,831	10,010

Total assets	$2,445,974	$2,538,960

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (continued)

	December 31,	September 30,
	2015	2015
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$4,649,000	$4,493,211
Accounts payable, related party	237,362	162,797
Accrued expenses	1,304,681	743,967
Current portion of notes payable	1,315,100	1,259,916
Current portion of notes payable, related party	492,495	492,495
Dividends payable	970,898	567,350
Derivatives liability	385,164	79,347

Total current liabilities	9,354,700	7,799,083

Notes payable, related party, net of current portion	3,348,251	3,348,251
Notes payable, net of current portion	97,181	-

Total liabilities	12,800,132	11,147,334

Stockholders' deficit:
Preferred stock, $.00001 par value: 10,000,000 shares authorized; 45,000 shares of Series D; 70,070 shares of Series E; and 5,361 shares of Series F outstanding	1	1
Common stock, $.00001 par value: 200,000,000 shares authorized;79,486,837 and 78,113,971 shares outstanding, respectively	795	781
Additional paid-in capital, common and preferred	84,208,290	83,231,002
Accumulated deficit	(94,563,244)	(91,840,158)

Total stockholders' deficit	(10,354,158)	(8,608,374)

Total liabilities and stockholders' deficit	$2,445,974	$2,538,960

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	December 31,
	2015	2014

Chronic illness monitoring revenues	$2,087,670	$1,508,091

Chronic illness monitoring cost of revenues	1,593,356	1,117,223

Gross profit	494,314	390,868

Operating expenses:
Selling, general and administrative (including $1,179,922 and 1,169,977, respectively, of stock-based compensation)	2,346,705	2,351,459
Research and development	22,909	45,198

Total operating expenses	2,369,614	2,396,657

Loss from operations	(1,875,300)	(2,005,789)

Other income (expense):
Interest expense, net	(491,149)	(350,536)
Gain on derivatives liability	46,311	106,444
Gain on disposal of property and equipment	600	-

Total other expense, net	(444,238)	(244,092)

Loss from continuing operations	(2,319,538)	(2,249,881)

Loss from discontinued operations	-	(272,982)

Net loss	(2,319,538)	(2,522,863)

Dividends on preferred stock	(403,548)	(195,187)

Net loss attributable to common stockholders	$(2,723,086)	$(2,718,050)

Net loss per common share - basic and diluted
Continuing operations	$(0.03)	$(0.05)
Discontinued operations	-	(0.01)

Net loss per common share	$(0.03)	$(0.06)

Weighted average common shares outstanding – basic and diluted	78,815,000	47,162,000

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(2,319,538)	$(2,522,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,085,294	453,565
Amortization of debt discounts	270,731	306,711
Stock and warrants issued for services	94,628	716,412
Depreciation and amortization	13,745	249,606
Gain on disposal of property and equipment	(600)	-
Gain on derivatives liability	(46,311)	(106,444)
Changes in operating assets and liabilities:
Accounts receivable	(139,126)	546,548
Inventory	21,507	237,154
Prepaid expenses and other assets	(28,230)	(26,664)
Accounts payable	125,354	(102,823)
Accrued expenses	419,958	(78,874)

Net cash used in operating activities	(502,588)	(327,672)

Cash flows from investing activities:
Proceeds from sale of property and equipment	600	-
Purchases of property and equipment	(2,674)	-
Proceeds from sale of discontinued operations	-	478,738

Net cash provided by (used in) investing activities	(2,074)	478,738

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	1,209,200	100,000
Principal payments on notes payable	(661,636)	(51,705)

Net cash provided by financing activities	547,564	48,295

Net increase in cash	42,902	199,361
Cash, beginning of the period	172,436	197,027

Cash, end of the period	$215,338	$396,388

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Three Months Ended
	December 31,
	2015	2014
Supplemental Cash Flow Information:
Cash paid for interest	$8,713	$2,605

Non-Cash Investing and Financing Activities:
Dividends on preferred stock and related interest	$403,548	$195,187
Accrual of common stock options for loan origination fees	130,246	-
Issuance of common stock for loan origination fees	101,058	-
Conversion of related-party accounts payable and accrued liabilities to related-party notes payable	31,252	105,000
Issuance of common stock for prepaid consulting services	22,500	-
Issuance of common stock for dividends	-	6,251

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation
The unaudited interim condensed consolidated financial statements of ActiveCare, Inc. (the "Company" or "ActiveCare") have been prepared in accordance with Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles ("US GAAP") have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 2015 and September 30, 2015, and the results of its operations and its cash flows for the three months ended December 31, 2015 and 2014.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company's Annual Report on Form 10-K for the year ended September 30, 2015.  The results of operations for the three months ended December 31, 2015 may not be indicative of the results for the full fiscal year ending September 30, 2016.
Going Concern
The Company continues to incur negative cash flows from operating activities and net losses.  The Company had negative working capital and negative total equity as of December 31, 2015 and September 30, 2015 and is in default with respect to certain debt.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Fair Value of Financial Instruments
The Company measures the fair values of its assets and liabilities using the US GAAP hierarchy.  The carrying amounts reported in the condensed consolidated balance sheets for cash, accounts receivable, accounts payable, and accrued liabilities approximate fair values due to the short-term nature and liquidity of these financial instruments. Derivative financial instruments are recorded at fair value based on current market pricing models. The carrying amounts reported for notes payable approximate fair values because the underlying instruments are at interest rates which approximate current market rates.
2.	Discontinued Operations
In December 2014, the Company sold substantially all of its customer contracts and equipment leased to customers associated with its CareServices segment.  Additional equipment held in stock was sold to the buyer pursuant to a written invoice.  The purchase price included cash receipts of $412,280 for the customer contracts and $66,458 for the equipment held in stock.  The sale included all segment assets that generated revenue related to the CareServices segment.  The Company no longer holds any ownership interest in these assets and has ceased incurring costs related to the operations and development of the CareServices segment.  This segment was engaged in the business of developing, distributing and marketing mobile health monitoring and concierge services to distributors and consumers.  The debt secured by the CareServices customer contracts was amended in January 2015 and December 2015 and remains an obligation of the Company (see Note 11).  There were no material liabilities of discontinued operations.

As a result of the sale of the CareServices assets, the Company has reflected this segment as discontinued operations in the condensed consolidated financial statements for the three months ended December 31, 2014.  The following table summarizes certain operating data for discontinued operations for the three months ended December 31:
	2015	2014
Revenues	$-	$141,523

Cost of revenues	-	203,294

Gross loss	-	(61,771)

Selling, general and administrative expenses	-	(211,211)

Loss from discontinued operations	$-	$(272,982)

3.	Net Loss per Common Share
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
Common share equivalents consist of shares issuable upon the exercise of common stock warrants and options, shares issuable from restricted stock grants, and shares issuable from convertible notes and convertible Series D, Series E and Series F preferred stock.  As of December 31, 2015 and 2014, there were 49,873,389 and 27,905,091 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS as their effect would be anti-dilutive.  The common stock equivalents outstanding consist of the following as of December 31:
	2015	2014
Common stock options and warrants	9,497,551	10,991,576
Series D convertible preferred stock	225,000	225,000
Series E convertible preferred stock	477,830	477,830
Series F convertible preferred stock	16,065,328	16,065,328
Convertible debt	23,600,180	135,607
Restricted shares of common stock	7,500	9,750

Total common stock equivalents	49,873,389	27,905,091

4.	Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing US GAAP. In August 2015, the FASB voted to defer the effective date of the new revenue standard by one year. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, which will be effective for the Company for the quarter ending December 31, 2018. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

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
5.	Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer's financial condition, age of the customer's receivables and changes in payment histories.  Accounts receivable are written off when management determines the likelihood of collection is remote.  A receivable is considered to be past due if any portion of the receivable balance has not been received by the contractual payment date.  Interest is not charged on accounts receivable that are past due.  The Company recorded an allowance for doubtful accounts of $67,749 and $30,495 as of December 31, 2015 and September 30, 2015, respectively.
6.	Inventory
Inventory is recorded at the lower of cost or market, cost being determined using the first-in, first-out ("FIFO") method. Inventory consists of diabetic supplies.  Inventory held by distributors is reported as inventory until the supplies are shipped to the end user by the distributor.  The Company estimates an inventory reserve for obsolescence and excessive quantities.  Due to competitive pressures and technological innovation, it is possible that estimates of net realizable values could change in the near term.  During the three months ended December 31, 2015, the Company disposed of $163,526 of inventory for which a reserve for obsolescence had previously been recorded.  Inventory consists of the following as of:

	December 31, 2015	September 30, 2015
Finished goods	$1,142,127	$206,038
Finished goods held by distributors	-	1,350,368

Total inventory	1,142,127	1,556,406

Inventory reserve	(421,163)	(813,935)

Net inventory	$720,964	$742,471

7.	Customer Contracts
The Company amortized Chronic Illness Monitoring customer contracts acquired during 2012 over their estimated useful lives through 2014.  As of December 31, 2015 and September 30, 2015, the cost associated with these customer contracts of $214,106 was fully amortized. Amortization expense related to these contracts for the three months ended December 31, 2015 and 2014 was $0.
The Company sold substantially all of the CareServices customer contracts during December 2014.  Amortization expense related to customer contracts in the CareServices segment for the three months ended December 31, 2015 and 2014 was $0 and $179,648, respectively.
8.	Patents
Amortization expense for the three months ended December 31, 2015 and 2014 was $0 and $31,718, respectively.  As of December 31, 2015 and September 30, 2015, the cost associated with the patents of $514,046 was fully amortized.
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

	December 31, 2015	September 30, 2015
Software	$100,574	$100,574
Leasehold improvements	98,023	98,023
Furniture	68,758	68,758
Equipment	62,428	59,754

Total property and equipment	329,783	327,109

Accumulated depreciation and amortization	(204,905)	(191,339)

Property and equipment, net	$124,878	$135,770
Assets to be disposed of are reported at the lower of their carrying amounts or fair values, less the estimated costs to sell or dispose.  During the three months ended December 31, 2015, the Company recorded a gain on the disposal of property and equipment of $600.  During December 2014, the Company sold all of its equipment leased to customers (see Note 2).  Depreciation expense for the three months ended December 31, 2015 and 2014 was $13,745 and $38,061, respectively.

10.	Accrued Expenses
Accrued expenses consisted of the following as of:
	December 31, 2015	September 30, 2015
Interest	$370,498	$190,045
Payroll	200,581	270,974
Deferred revenue	184,617	147,344
Commissions and fees	141,868	64,432
Liability to issue warrants	130,246	-
Warranty liability	95,630	-
Liability to issue common stock	81,762	40,000
Other	99,479	31,172

Total accrued expenses	$1,304,681	$743,967

11.	Notes Payable
The Company had the following notes payable outstanding as of:
December 31, 2015	September 30, 2015
Secured borrowings from third parties that purchased $1,439,395 of customer receivables for 80% of their value with interest from 2.25% to 7.50%.  The remaining 20% is held in reserve by the lender until collected then is returned to the Company.  The balance of the reserve was $169,953 as of December 31, 2015 and is not included in the outstanding balance of the note.  The Company may sell additional customer receivables for a balance up to $2,000,000 and must repurchase any receivables not collected within 90 days of the original date billed.  The Company issued 791,666 shares of common stock to a third party in connection with the agreement.  The $71,250 fair value of the stock is being amortized to interest expense over the term of the agreement.  The Company accrued warrants for the purchase of 1,333,333 shares of common stock to a third party in connection with the agreement.  The $130,246 fair value of the warrants is being amortized to interest expense over the term of the agreement.  The Company was required to pay commissions related to the agreement totaling $203,784, which are being amortized to interest expense over the term of the notes. In February 2016, the Company terminated the note and paid a termination fee of $50,300 in addition to the outstanding principal and interest then outstanding. See Note 20.
$539,528	$-

Secured borrowings from a third party that purchased $945,000 of customer receipts for $750,000, with due dates ranging from November 2015 to December 2016 and payable in daily payments ranging from $955 to $1,909.  The $195,000 difference between the customer receipts and cash received is being amortized to interest expense over the term of the respective notes.  The secured borrowings are guaranteed by two officers of the Company.  In November 2015, one of the notes was amended to subordinate to another note and to increase the principal by $28,385.  The additional principal amount is being amortized to interest expense over the term of the note.  In February 2016, the note was settled for $377,607 or 91% of the outstanding balance. See Note 20.
484,418	421,413

December 31, 2015	September 30, 2015
Unsecured notes payable with interest at 12%, with due dates ranging from March 2016 to April 2016 and convertible into common stock at a 15% discount from the 10-day volume adjusted weighted average closing price per share upon maturity.  In connection with the issuance of the notes, the Company issued 841,176 shares of common stock.  The $119,205 fair value of the stock is being amortized to interest expense over the term of the notes.  The notes included loan origination fees of $35,049, which are being amortized to interest expense over the term of the notes.  The Company recorded a derivative in connection with the convertible feature of the notes (see Note 14) and is amortizing the initial $151,283 fair value of the derivatives liability over the life of the notes.  In February 2016, the notes plus interest of $21,029 were converted into 9,287,985 shares of common stock, or $0.04 per common share, which was below the fair value of the Company's stock on the date of conversion.  The stock will be issued subsequent to the filing of the Company's Quarterly Report on Form 10-Q for the three months ended December 31, 2015, which includes these financial statements.  See Note 20.
$350,490	$212,490

Note payable previously secured by CareServices customer contracts.  In January 2015, the note was amended to reduce the outstanding principal to $375,000, interest at 9%, and payable in 15 monthly installments beginning in February 2015.  The amendment released the collateralized customer contracts and the note payable is guaranteed by both a former Executive Chairman of the Board of Directors and a member of the Board of Directors.  A gain on the extinguishment of the old note of $769,449 was recorded in other income.  In December 2015, the note was amended to extend maturity to January 2018 payable in monthly installments beginning in July 2016, convert $31,252 from accrued interest into principal, interest at 10%, and provide that the note is convertible into common stock at its fair value per share.  The Company recorded a derivative in connection with the convertible feature of the note (see Note 14) and is amortizing the initial $302,690 fair value of the derivatives liability over the life of the notes.  In February 2016, the note was amended to subordinate to notes payable also issued during February 2016.
334,464	303,212

Unsecured note payable with interest at 12%, due February 2016, convertible into common stock at $0.30 per share.  In connection with the issuance of the note, the Company repriced previously issued warrants to purchase shares of common stock.  The $22,397 increase in relative fair value of the warrants was included as a loss on the extinguishment of the old note in other expense in fiscal 2015.  The note also required a payment of 3,000,000 shares of common stock.  The fair value of $780,000 was included as a loss on the extinguishment of the old note in other expense in fiscal 2015.  The maturity date was extended during November 2015 for 125,000 shares of common stock, which has been included in accrued expenses.  The $8,750 fair value of the shares is being amortized over the extension period.  In February 2016, the note was amended to subordinate to notes payable, also issued during February 2016, and the conversion price was reduced to $0.06 per share, which was below the fair value of the Company's stock on the date of the agreement.  The note holder shall only be able to convert loan, or a portion thereof, upon maintaining holdings at 9.99% or below.  See Note 20.
300,000	300,000

	December 31, 2015	September 30, 2015
Secured borrowings from third parties that purchased a $337,600 customer receivable for $200,000, in default.  The Company was able to buy back the receivable for $233,333 less cash received by the third parties before June 2015.  The $33,333 difference between the buyback and cash received plus $20,000 of commission paid to a related party, was amortized to interest expense through June 2015.  In February 2016, the notes were converted into 5,800,000 shares of common stock, or $0.04 per common share, which was below the fair value of the Company's stock on the date of conversion.  The stock will be issued subsequent to the filing of the Company's Quarterly Report on this Form 10-Q for the three months ended December 31, 2015, which includes these financial statements.  See Note 20.
	$233,333	$233,333

Unsecured notes with interest at 18%, due April 2013, in default. The Company issued 20,000 shares of Series D preferred stock as loan origination fees. The $195,000 fair value of the preferred stock was amortized over the original term of the note. Principal of $50,000 and accrued interest of $13,333 were converted to common stock in December 2013.	64,261	64,261

Total notes payable before discount	2,306,494	1,534,709

Less discount	(894,213)	(274,793)

Total notes payable	1,412,281	1,259,916

Less current portion	(1,315,100)	(1,259,916)

Notes payable, net of current portion	$97,181	$-

12.	Related-Party Notes Payable
The Company had the following related-party notes payable outstanding as of:
December 31, 2015	September 30, 2015
Secured borrowings from entities controlled by an officer that purchased a $2,813,175 customer receivable for $1,710,500.  The Company was able to buy back the receivable for $1,950,000 less cash received by the entities through March 2015.  The $239,500 difference between the buyback and cash received plus $253,500 of loan origination fees was amortized to interest expense through March 2015.  In September 2015, the note was modified to extend the maturity date to January 2017 with interest at 18%.  The Company added $81,600 of extension fees and issued 3,000,000 shares of common stock as part of the modification and the note is convertible into common stock at $0.30 per share.  The $540,000 fair value of the common stock was recognized as a loss on extinguishment of debt in fiscal 2015.  In February 2016, the note was amended to subordinate to notes payable, also issued during February 2016, and the conversion price was reduced to $0.06 per share, which was below the fair value of the Company's stock on the date of the agreement.  The conversion of the note is now limited to a maximum of 20,000,000 common shares in combination with other convertible notes payable held by the entities.  The note also now has a default penalty of 4,203,389 shares of common stock, in combination with other convertible notes held by the entity, if not paid by maturity.  See Note 20.
$1,721,100	$1,721,100

	December 31, 2015	September 30, 2015
Unsecured note payable to an entity controlled by an officer with interest at 18%, due January 2017, convertible into common stock at $0.30 per share.  The Company issued 3,000,000 shares of common stock as loan origination fees.  The $540,000 fair value of the common stock was recognized as a loss on extinguishment of debt in fiscal 2015.  In February 2016, the note was amended to subordinate to notes payable, also issued during February 2016, and reduced the conversion price to $0.06 per share, which was below the fair value of the Company's stock on the date of the agreement.  The conversion of the note is now limited to a maximum of 20,000,000 common shares in combination with other convertible notes payable held by the entity.  The note also now has a default penalty of 4,203,389 shares of common stock, in combination with other convertible notes held by the entity, if not paid by maturity.  See Note 20.
	$1,303,135	$1,303,135

Unsecured note payable to an entity controlled by a former Executive Chairman of the Board of Directors with no interest (18% in the event of default), due on demand and in default. The former Executive Chairman demanded payment by May 15, 2015.  In February 2016, the note plus accrued interest was bifurcated into two notes payable.  One of the bifurcated notes plus part of the second bifurcated note was assigned to a third party and converted into a convertible note payable.  The remaining portion of the second bifurcated note, in combination with another note payable held by the entity plus accrued interest, was converted into a convertible note payable.  See Note 20.
	396,667	396,667

Unsecured note payable to an entity controlled by a former Executive Chairman of the Board of Directors with interest at 18%, due January 2017. In February 2016, the note plus accrued interest, in combination with another note payable held by the entity, was converted into a convertible note payable. See Note 20.	324,016	324,016

Unsecured note payable to a former officer with interest at 15%, due June 2012, in default. The note included a $3,000 loan origination fee added to the principal and is convertible into common stock at $0.50 per share.	30,000	30,000

Unsecured note payable to a former officer with interest at 12%, due September 2013, in default, and convertible into common stock at $0.75 per share.	26,721	26,721

Unsecured note payable to an entity controlled by an officer with interest at 18%, due upon demand.  In February 2016, the note was amended to subordinate to notes payable, also issued during February 2016, and the note is convertible into shares of common stock at $0.06 per share, which was below the fair value of the Company's stock on the date of the agreement.  The conversion of the note is now limited to a maximum of 20,000,000 common shares in combination with other convertible notes payable held by the entity.  The note also now has a default penalty of 4,203,389 shares of common stock, in combination with other convertible notes held by the entity, if not paid by maturity.  See Note 20.
	25,463	25,463

Unsecured note payable to a former officer with interest at 12%, due on demand.	13,644	13,644

Total notes payable, related-party	3,840,746	3,840,746

Less current portion	(492,495)	(492,495)

Notes payable, related party, net of current portion	$3,348,251	$3,348,251

13.	Fair Value Measurements
The Company measures the fair values of its assets and liabilities using the US GAAP hierarchy levels as follows:

Level 1	The Company does not have any Level 1 inputs available to measure its assets.
Level 2	The Company's embedded derivative liabilities are measured on a recurring basis using Level 2 inputs.
Level 3	The Company does not measure any of its assets or liabilities using Level 3 inputs.
The Company's embedded derivative liabilities are re-measured to fair value as of each reporting date until the contingency is resolved.  See Note 14 for more information about derivatives and the inputs used for calculating fair value.
14.	Derivatives Liability
The derivatives liability as of December 31, 2015 and September 30, 2015 was $385,164 and $79,347, respectively.  The derivatives liability as of September 30, 2014 was related to a variable conversion price adjustment on the Series F preferred stock.  The derivatives liability as of December 31, 2014 was eliminated due to the conversion price on Series F preferred stock being adjusted from $1.00 to $0.3337 based on the number of subscribers as of December 31, 2014.  The derivatives liability as of December 31, 2015 and September 30, 2015 is related to a variable conversion price adjustment on outstanding notes payable.
During the three months ended December 31, 2015, the Company estimated the fair value of the embedded derivatives prior to their conversion and elimination using a binomial option-pricing model with the following assumptions, according to the instrument: exercise prices ranging from $0.03 to $0.09 per share; risk free interest rates ranging from 0.16% to 1.06%; expected lives ranging from 0.17 to 2.09 years; expected dividends of 0%; volatility factors ranging from 125.33% to 231.42%; and stock prices ranging from $0.03 to $0.09.  During the fiscal year ended September 30, 2015, the Company estimated the fair value of the embedded derivatives prior to their conversion and elimination using a binomial option-pricing model with the following assumptions, according to the instrument: exercise prices ranging from $0.12 to $0.33 per share; risk free interest rates ranging from 0.010% to 0.260%; expected lives ranging from 0.001 to 0.50 years; expected dividends of 0%; volatility factors ranging from 0.01% to 138.68%; and stock prices ranging from $0.12 to $0.33.  The expected lives of the instruments were equal to the average term of the conversion option.  The expected volatility is based on the historical price volatility of the Company's common stock.  The risk-free interest rate represents the US Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.  The Company recognized a gain on derivatives liability for the three months ended December 31, 2015 and 2014 of $46,311 and $106,444, respectively.
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
Series D Convertible Preferred Stock
The Board of Directors has designated 1,000,000 shares of preferred stock as Series D convertible preferred stock ("Series D preferred stock").  The Series D preferred stock is voting on an as-converted basis.  The Series D preferred stock has a dividend rate of 8%, payable quarterly.  The Company may redeem the Series D preferred shares at a redemption price equal to 120% of the original purchase price with 15 days' notice. During each of the three months ended December 31, 2015 and 2014, the Company accrued $6,251 of dividends on Series D preferred stock.  During the three months ended December 31, 2014, the Company settled $6,251 of accrued dividends by issuing 18,522 shares of common stock.

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
During fiscal year 2014, $83,473 of debenture loans and accrued interest converted into 8,347 shares of Series E preferred stock.  During the three months ended December 31, 2015 and 2014, the Company accrued dividends of $84,572 and $81,716, respectively, to Series E preferred shareholders.  As of December 31, 2015 and September 30, 2015, the redemption price for the Series E preferred stock was $477,829.
Series F Convertible Preferred Stock
During fiscal year 2014, the Board of Directors designated 7,803 shares of preferred stock as Series F convertible preferred stock ("Series F preferred stock").  In April 2014, the Company increased the authorized shares of Series F preferred stock to 10,000.  Series F preferred stock is non-voting, has a stated value of $1,000 and is convertible into common stock at $0.3337 per share (see Note 14).  The Series F preferred stock has a dividend rate, payable quarterly, of 8% until April 30, 2015, 16% from May 1, 2015 to July 31, 2015, 20% from August 1, 2015 to October 31, 2015 and 25% thereafter.  In February 2016, the Company converted all 5,361 outstanding shares into 10,000,000 shares of common stock and $5,900,000 of notes payable.  See Note 20.
During fiscal year 2014, the Company issued 5,361 shares of Series F preferred stock for net proceeds of $3,580,771, after considering $675,229 of related costs, and the conversion of $574,592 of debt and accrued interest.  During the three months ended December 31, 2015 and 2014, the Company accrued dividends of $312,725 and $107,220, respectively, to Series F preferred shareholders.
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
During the three months ended December 31, 2015, the Company issued 1,372,866 shares of common stock as follows:
•	250,000 shares for future services to be provided by an independent consultant, the value at the date of grant was $22,500;
•	1,122,866 shares for notes payable origination and financing fees, the value on the date of grant was $101,058.
The fair value of unvested common stock as of December 31, 2015 was $1,918,011.
17.	Common Stock Options and Warrants
The fair value of each stock option or warrant is estimated on the date of grant using a binomial option-pricing model.  The expected life of stock options or warrants represents the period of time that the stock options or warrants are expected to be outstanding, based on the simplified method.  Expected volatilities are based on historical volatility of the Company's common stock, among other factors.  The Company uses the simplified method within the valuation model due to the Company's short trading history.  The risk-free rate related to the expected term of the stock options or warrants is based on the US Treasury yield curve in effect at the time of grant.  The dividend yield is zero.

During the three months ended December 31, 2015 and 2014, the Company did not grant any common stock options or warrants.
The following table summarizes information about stock options and warrants outstanding as of December 31, 2015:

Options and Warrants	Number of Options and Warrants	Weighted- Average Exercise Price
Outstanding as of October 1, 2015	9,497,551	$0.97
Granted	-
Exercised	-
Forfeited	-
Outstanding as of December 31, 2015	9,497,551	0.91
Exercisable as of December 31, 2015	7,767,551	1.00

As of December 31, 2015, the outstanding warrants have an aggregate intrinsic value of $0, the weighted average remaining term of the warrants was 2.66 years, and the fair value of unvested stock options and warrants was $124,784.
18.	Segment Information
The Company operated one business segment during the three months ended December 31, 2015 and two business segments during the three months ended December 31, 2014, based primarily on the nature of the Company's products. The Chronic Illness Monitoring segment is engaged in the business of developing, distributing and marketing mobile monitoring of patient vital signs and physical activity to insurance companies, disease management companies, third-party administrators, and self-insured companies.  The customer contracts and equipment leased to customers of the Company's CareServices segment were sold in December 2014 and that segment was discontinued.  The CareServices segment was engaged in the business of developing, distributing and marketing mobile health monitoring and concierge services to distributors and consumers.
At the corporate level, the Company raises capital and provides for the administrative operations of the Company as a whole.
The following table reflects certain financial information relating to each reportable segment as of December 31, 2015 and 2014 and for the three months then ended:

	Corporate	Chronic Illness Monitoring	CareServices (Discontinued Operations)	Total
As of December 31, 2015 and for the Three
Months Then Ended
Sales to external customers	$-	$2,087,670	$-	$2,087,670
Segment income (loss)	(2,537,504)	217,966	-	(2,319,538)
Interest expense, net	491,149	-	-	491,149
Segment assets	544,308	1,901,666	-	2,445,974
Property and equipment purchases	2,674	-	-	2,674
Depreciation and amortization	13,745	-	-	13,745

As of December 31, 2014 and for the Three
Months Then Ended
Sales to external customers	$-	$1,508,091	$141,523	$1,649,614
Segment loss	(2,344,677)	94,796	(272,982)	(2,522,863)
Interest expense, net	350,536	-	-	350,536
Segment assets	689,072	3,414,742	-	4,103,814
Depreciation and amortization	15,941	-	233,665	249,606

19.	Commitments and Contingencies
During the three months ended December 31, 2014, the Company leased office space under a non-cancelable operating lease, which was terminated during June 2015.  In February 2015, the Company entered into a sublease agreement for part of the office space under the non-cancelable operating lease through the end of the original lease period.  Payments under the sublease were made by the sublessee directly to the Company's landlord.
The Company's rent expense for facilities under the terminated operating lease for the three months ended December 31, 2014 was approximately $76,000.
During June 2015, the Company entered into a new non-cancelable operating lease for its existing office space, excluding the previously subleased space, and with payments beginning in July 2015.  Future minimum rental payments under the non-cancelable operating lease as of December 31, 2015 were as follows:
Years Ending September 30,
2016 (nine months)	$95,230
2017	130,036
2018	111,340

$336,606

The Company's rent expense under the new non-cancelable operating lease for three months ended December 31, 2015 was approximately $31,000.
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
On November 4, 2015, the Company received a demand for payment of $275,000 from a former employee of the Company and former principal of 4G Biometrics who was terminated for cause in regards to his employment agreement.  On December 4, 2015, the Company filed a complaint against the former owners of 4G Biometrics, including this former employee, seeking damages in excess of $300,000 related to alleged misrepresentations made to induce ActiveCare to acquire 4G Biometrics.  Between February 4, 2016 and February 8, 2016, the Company settled the complaint with each of the former owners of 4G Biometrics where all parties released each other from all outstanding claims, including any current monetary obligations to each party, excluding one former owner of 4G Biometrics who continues employment with the Company.  A Stipulation for Order of Dismissal with Prejudice of all Claims and Counterclaims has been filed and is in the process of being approved.  The settlement resulted in the termination of $39,863 of related party accounts payable.

20.	Subsequent Events
Subsequent to December 31, 2015, the Company entered into the following agreements and transactions:

(1)	In February 2016, the Company terminated a secured note payable with an outstanding principal balance of $706,344 and accrued interest and fees of $38,703 for a cash payment of $795,347.
(2)	In February 2016, the Company entered into a line of credit agreement with a third party in which it may draw up to $1,500,000, interest at 12.25%, maturing in February 2018, and secured by the Company's assets. The line of credit limit may increase up to $3,000,000 as the Company meets certain milestones. The interest rate may reduce to 10.75% as the Company meets certain milestones.
(3)	In February 2016, the Company entered into a note payable agreement with a third party, in conjunction with the line of credit described above, for $1,500,000, interest at 12.75%, maturing in March 2019, and secured by the Company's assets. The Company may borrow additional amounts under the note payable agreement up to a total balance of $3,000,000 as the Company meets certain milestones. The interest rate may reduce to 11.25% as the Company meets certain milestones. The Company issued warrants to purchase 12,015,350 shares of common stock at $0.065 per common share in connection with the note payable.
(4)	In February 2016, the Company converted third party convertible notes payable with outstanding principal balances totaling $350,490 and interest balances totaling $21,029 for a total of 9,287,985 shares of common stock, or $0.04 per common share, which was below the fair value of the Company's stock on the date of conversion. The stock will be issued subsequent to the filing of the Company's Quarterly Report on Form 10-Q for the three months ended December 31, 2015, which includes these financial statements.
(5)	In February 2016, the Company settled third party notes payable with outstanding principal balances totaling $417,160 for $377,607, or 91% of the outstanding principal balance.
(6)	In February 2016, the Company sold $380,000 of future customer receipts to a third party for $494,000 in cash. The $114,000 difference between the future customer receipts and cash received by the Company is being amortized to interest expense over the term of the note.

(7)	In February 2016, the Company settled secured borrowings from third parties with outstanding principal balances totaling $233,333 for a total of 5,800,000 shares of common stock, or $0.04 per common share, which was below the fair value of the Company's stock on the date of conversion. The stock will be issued subsequent to the filing of the Company's Quarterly Report on Form 10-Q for the three months ended December 31, 2015, which includes these financial statements.
(8)	In February 2016, the Company converted 5,361 shares of its Series F Convertible Preferred Stock plus accrued dividends of $603,113 into 10,000,000 shares of common stock with certain temporary restrictions, and $5,900,000 of notes payable, interest at 10%, due November 2018. The Company may, at its option, make payments either in cash, shares of common stock or a combination thereof. The notes payable are convertible at $0.30 per common share and adjustable to a rate the same as any grants of warrants, conversion options, or sale of equity at a rate lower than the conversion price subsequent to the agreement date. The conversion of these notes is limited to a maximum of 19,667,000 common shares. The Company is also required to cancel warrants to purchase 5,022,000 shares of common stock and issue new warrants with an exercise price of $0.30 per common share. The Company is also required to issue warrants for the purchase of up to 8,000,000 shares of common stock exercisable at $0.001 per share that vest upon certain events of default. No shares of Series F Convertible Preferred Stock remained after the conversion
(9)	In February 2016, the Company modified a third party convertible note payable with a principal balance of $300,000 to subordinate to newly acquired notes payable. The Company also amended the note to reduce the conversion price from $0.30 per share to $0.06 per share, which was below the fair value of the Company's stock on the date of the agreement. The note holder shall only be able to convert the loan, or a portion thereof, upon maintaining holdings at 9.99% or below.
(10)	In February 2016, the Company modified related party convertible notes payable with principal balances totaling $3,024,235 to subordinate to newly acquired notes payable. The Company also amended the notes to reduce the conversion price from $0.30 per share to $0.06 per share, which was below the fair value of the Company's stock on the date of the agreement. In addition, the Company modified another note payable with the related party with a principal balance of $25,463 to subordinate to newly acquired notes payable. The Company also amended the note to make it convertible into shares of common stock at $0.06 per share, which was below the fair value of the Company's stock on the date of the agreement. The conversion of these notes is limited to a combined maximum of 20,000,000 common shares. These notes were also amended in combination to have a default penalty of 4,477,780 shares of common stock if not paid by maturity.
(11)
In February 2016, the Company bifurcated a related party note payable with a principal balance of $396,667 and accrued interest of $56,924 into two new notes payable with principal balances of $210,510 and $243,082, respectively.  The bifurcated note with principal balance of $243,082 and $20,000 of the bifurcated note with principal balance of $210,510 was assigned to a third party and exchanged for a new convertible note payable which bears interest at 18%, is due in January 2017, and is payable at the Company's option in cash or shares of common stock at fair value. The note holder shall only be able to convert the loans, or a portion thereof, upon maintaining holdings at 4.99% or below

(12)
In February 2016, the Company converted related party notes payable with principal balances totaling $514,525 and accrued interest totaling $27,480 into a new convertible note payable which bears interest at 18%, is due in January 2017, and is convertible into shares of common stock at $0.06 per share, which was below the fair value of the Company's stock on the date of the agreement.  The conversion of the note is limited to a maximum of 9,250,000 common shares, subject to a beneficial ownership cap of 4.99% of the issued and outstanding common stock and has a default penalty of 734,489 shares of common stock if not paid by maturity.

(13)	In February 2016, the Company paid $150,000 to a related-party in connection with an existing consulting agreement for a commission on fund raising activities..
(14)
In January 2016, the Company received 1,041,666 shares of common stock returned from a vendor, which were cancelled.  The stock will be reissued to the same vendor subsequent to the filing of the Company's Quarterly Report on Form 10-Q for the three months ended December 31, 2015, which includes these financial statements.

Item 2.                          Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to assist in better understanding our operations and our present business environment.  This MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements for the fiscal years ended September 30, 2015 and 2014, and the accompanying notes thereto, contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 and our unaudited condensed consolidated financial statements for the three months ended December 31, 2015 and 2014, and the accompanying notes thereto, contained in this Quarterly Report on Form 10-Q. Unless otherwise indicated, the terms "ActiveCare," the "Company," "we," and "our" refer to ActiveCare, Inc., a Delaware corporation and its subsidiaries.
Overview
ActiveCare, Inc. is a Delaware corporation, formed March 5, 1998. Our fiscal year ends on September 30.
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
With US healthcare costs increasing annually, we believe that cost containment is a primary issue facing the industry. These escalating costs will only intensify as the baby-boom generation ages.  We believe the ability to monitor chronic illness in the home will mitigate health care costs for the chronically ill and the elderly.  Through the technologies we are developing, we believe we can both enhance lives and provide peace of mind with the knowledge that vital signs are being monitored.  At the same time, we believe we can save millions of dollars in the health care sector as we identify problems and issues before they become crises.
We believe that through the technologies we have already developed and are continuing to develop, we can enhance the lives not only of the growing diabetic segment of today's population, but also the lives of other segments of the population, such as those with other chronic illnesses.
Going Concern
We have financed operations primarily through the sale of equity securities, long-term debt and short-term debt.  Until revenues are sufficient to meet our needs, we will attempt to secure financing through equity or debt securities.  We continue to incur negative cash flows from operating activities and net losses.  We had negative working capital and negative total equity as of December 31, 2015 and September 30, 2015 and are in default with respect to certain debt.  We determined that our goodwill of $825,894 was impaired during the fourth fiscal quarter of 2015 and it was expensed.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements included in this Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.
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

Our Product and Service Strategy
During the three months ended December 31, 2015, our product and service strategy consisted solely of chronic illness monitoring.  During the three months ended December 31, 2014, our product/service strategy fell into two distinctly different categories; chronic illness monitoring and CareServices or personal emergency response systems ("PERS").  In December 2014, we sold substantially all of our customer contracts and equipment leased to customers associated with our CareServices segment.  The sale of our CareServices contracts allows us to focus solely on our Chronic Illness Monitoring segment.
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
Research and Development Program
During the three months ended December 31, 2015, we spent approximately $23,000, compared to $45,000 during the same period in 2014, on research and development related to chronic illness monitoring.  The research and development program focused on ongoing improvements to methods and systems for the capture and analysis of data, as well as scalable architectures to migrate to production applications and deployments during fiscal year 2015 that were developed during fiscal years 2013 and 2012.

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
Fair Value of Financial Instruments
We measure the fair values of our assets and liabilities using the US GAAP hierarchy.  The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable, and accrued liabilities approximate fair values due to the short-term nature and liquidity of these financial instruments. Derivative financial instruments are recorded at fair value based on current market pricing models. The carrying amounts reported for notes payable approximate fair value because the underlying instruments are at interest rates which approximate current market rates.
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
Goodwill
Goodwill is reviewed for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable.  Our annual testing date is September 30.  The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about expected future cash flows and the Company's overall market capitalization.  Future cash flows can be affected by changes in industry or market conditions.  Goodwill was impaired by $825,894 as of September 30, 2015, due, in part, to a potentially long-term reduction in the market capitalization of the Company subsequent to September 30, 2015.
Impairment of Long-Lived Assets
Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to twenty years.  Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  No long-lived assets were considered to be impaired during the three months ended December 31, 2015.
Extinguishment of Debt
       We compare the cash flow of a modified note payable on the date of modification to the original terms of the note payable.  The original note is derecognized and a gain or loss on the extinguishment is recognized if the present value of the cash outflow of the original note payable is 10% or more different than the modified note payable.
Revenue Recognition
For the 2014 period presented, revenues came from two sources: (1) sales of Chronic Illness Monitoring products and services; and (2) sales from CareServices.  The CareServices segment was sold in December 2014 and, therefore, the 2015 period only reflects revenues from Chronic Illness Monitoring.  Information regarding revenue recognition policies relating to the Chronic Illness Monitoring and CareServices business segments is contained in the following paragraphs.

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

Results of Operations
Three Months Ended December 31, 2015 and 2014
Revenues
Revenues for the three months ended December 31, 2015 were $2,088,000 compared to $1,508,000 for the same period in 2014, an increase of $580,000, or 38%.  The increase is primarily due to resupply shipments to end users who were newly enrolled during fiscal year 2015 and 2014 and increased sales to new customers.
Cost of Revenues
Cost of revenues for the three months ended December 31, 2015 was $1,593,000, compared to $1,117,000 for the same period in 2014, an increase of $476,000, or 43%.  The increase in cost of revenues is primarily due to an increase in revenue and the cost of warranty liabilities, offset, in part, by a reduction in the reserve for obsolescence during the three months ended December 31, 2015.
Gross Profit
Gross profit for the three months ended December 31, 2015 was $494,000, compared to $391,000 for the same period in 2014, an increase of $103,000 for the reasons described above.  We expect gross profit to improve throughout the remainder of fiscal year 2016 as we acquire more Chronic Illness Monitoring members and retain existing members.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended December 31, 2015 were $2,347,000, compared to $2,351,000 for the same period in 2014, a decrease of $4,000.  Included in selling, general and administrative expense is $1,179,922 and $1,169,977 of stock-based compensation incurred during the three months ended December 31, 2015 and 2014, respectively.  The decrease in expenses incurred is primarily due to decreases in rent expense and accounting expense, offset, in part, by increases in bad debt expense, travel expense and advertising expense.
Research and Development Expenses
Research and development expenses for the three months ended December 31, 2015 were $23,000, compared to $45,000 for the same period in 2014, a decrease of $22,000.  We expect to continue investing in research and development as we develop new platforms for Chronic Illness Monitoring and as funds become available.
Gain on Derivatives Liability
Gain on derivatives liability for the three months ended December 31, 2015 was $46,000, compared to $106,000 for the same period in 2014.  The derivatives liability recorded as of December 31, 2015 relates to variable conversion features of notes payable, some of which are at a 15% discount from the fair value of the Company's common stock on the maturity date and others at the fair value of the Company's common stock.  The gain on derivatives liability recorded during the three months ended December 31, 2014 relates to a variable conversion feature for the Series F preferred stock related to a milestone adjustment that occurred during the quarter then ended.  This adjustment eliminated the variable conversion feature of Series F preferred stock.
Interest Expense
Interest expense for the three months ended December 31, 2015 was $491,000, compared to $351,000 for the same period in 2014, an increase of $141,000.  The increase is primary due to additional notes payable issued and modifications made to existing notes payable during the fiscal year ended September 31, 2015 and three months ended December 31, 2015.
Discontinued Operations
During December 2014, we sold substantially all of our customer contracts and equipment leased to customers associated with our CareServices segment.  Additional equipment held in stock was sold to the buyer pursuant to a written invoice.  The purchase price included cash receipts of $412,280 for the customer contracts and $66,458 for the leased equipment.  During the three months ended December 31, 2014, we recognized a loss from discontinued operations of $273,000.
Net Loss
Net loss for the three months ended December 31, 2015 was $2,320,000, compared to $2,523,000 for the same period in 2014 for the reasons described above.

Dividends on Preferred Stock
Dividends on preferred stock for the three months ended December 31, 2015 were $404,000, compared to $195,000 for the same period in 2014.  The increase in dividends is due an increase in the dividend rate (as set out in the Series F Convertible Preferred stock certificate of designation) from 8% to 25%.
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
Our cash balance as of December 31, 2015 was $215,000.  At that time, we had a working capital deficit of $7,061,000, compared to a working capital deficit of $5,424,000 as of September 30, 2015.  The increase in working capital deficit is primarily due to reductions in prepaid expenses and additions to accrued expenses, accounts payable, dividends payable which were accrued and not paid, and derivatives liabilities related to the issuance of notes payable, offset, in part, by additions to accounts receivable due to additional sales.
Operating activities for the three months ended December 31, 2015 used cash of $503,000, compared to $328,000 for the same period in 2014.  The increase in cash used in operating activities is primarily due the increase in accounts receivable during the three months ended December 31, 2015 compared to the decrease in accounts receivable during the same period in 2014, offset, in part, by the increase in accrued expenses during the three months ended December 31, 2015 compared to the decrease in accrued expenses during the same period in 2014.
Investing activities for the three months ended December 31, 2015 used cash of $2,000, compared to cash provided by investing activities of $479,000 for the same period in 2014.  The decrease in cash provided by investing activities is primarily due to the sale of substantially all of our customer contracts and equipment leased to customers associated with CareServices in December 2014.
Financing activities for the three months ended December 31, 2015 provided cash of $548,000, compared to $48,000 in fiscal year 2014. The increase in cash provided from financing activities is primarily due to the net increase in proceeds from the issuance of debt during the three months ended December 31, 2015 over 2014, offset, in part by, a net increase in principal payments on debt during the three months ended December 31, 2015 over 2014.
We had an accumulated deficit as of December 31, 2015 of $94,563,000, compared to $91,840,000 as of September 30, 2015.  Our total stockholders' deficit as of December 31, 2015 was $10,354,000 compared to $8,608,000 as of September 30, 2015.  These changes were primarily due to our net loss for the three months ended December 31, 2015.
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing US GAAP. In August 2015, the FASB voted to defer the effective date of the new revenue standard by one year. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, which will be effective for the Company for the quarter ending December 31, 2018. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.
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
In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory. The purpose of this ASU is to more closely align the measurement of inventory in US GAAP with the measurement of inventory in International Financial Reporting Standards. This ASU requires entities to measure most inventory at the "lower of cost and net realizable value." Additionally, some of the amendments are designed to more clearly articulate the requirements for the measurement and disclosure of inventory. The ASU is effective for fiscal years and interim periods beginning after December 15, 2016, which will be effective for the Company for the quarter ending December 31, 2017. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.
Recent Developments

Subsequent to December 31, 2015 and prior to the date of this report on Form 10-Q, we entered into certain transactions to restructure our capitalization, consolidate certain obligations and obtain additional debt financing.  These transactions included the conversion of outstanding preferred stock into common stock and debt and the conversion of outstanding debentures and other notes into common stock, as well as the repayment or restructuring of debt obligations of the Company as follows:
•	We terminated a secured note payable with an outstanding principal balance of $706,344 and accrued interest and fees of $38,703 for a cash payment of $795,347.
•	We entered into a line of credit agreement with Partners for Growth IV, L.P. ("PFG") pursuant to which we may draw up to $1,500,000 in principal. Borrowed amounts bear interest at 12.25%. The balance of borrowed principal and accrued interest matures in February 2018, and the line of credit is secured by substantially all of the Company's assets. Amounts available under the line of credit may increase up to $3,000,000 and the annual interest rate may be reduced to 10.75% as the Company meets certain milestones. We issued warrants to purchase 12,015,350 shares of common stock at $0.065 per common share in connection with the note payable.
•	We entered into a note payable agreement with PFG in conjunction with the line of credit described above, to borrow $1,500,000. Obligations under the note payable agreement bear interest at 12.75% and mature in March 2019. The obligations of the Company are secured by substantially all of the Company's assets under the security agreement mentioned above. The Company may borrow additional amounts under this agreement up to a total balance of $3,000,000 and the interest rate may reduce to 11.25% as the Company meets certain milestones.
•	We converted third party convertible notes payable with outstanding principal balances totaling $350,490 and interest balances totaling $21,029 into a total of 9,287,985 shares of common stock, at a conversion price of $0.04 per common share, which was below the fair value of the Company's stock on the date of conversion. The stock will be issued subsequent to the filing of this report.
•	We settled third party notes payable with outstanding principal balances totaling $417,160 for $377,607, or 91% of the outstanding principal balance.
•	We sold $380,000 of future customer receipts to a third party for $494,000 in cash.
•	We settled secured obligations owed to third parties with outstanding principal balances totaling $233,333 by agreeing to issue 5,800,000 shares of common stock at $0.04 per common share, which was below the fair value of the Company's stock on the date of conversion. The stock will be issued subsequent to the filing of this report.
•	We converted all issued and outstanding shares of our Series F Convertible Preferred Stock plus accrued dividends of $603,113 in exchange for 10,000,000 shares of common stock with certain temporary restrictions and notes payable in the principal amount of $5,900,000. The notes bear interest at 10%, are due and payable in full in November 2018 and are subject to a subordination agreement with PFG. We may, at our option, make payments either in cash, shares of common stock or a combination thereof. The notes payable are convertible into common stock of the Company at $0.30 per common share, subject to adjustment based on subsequent grants of warrants, conversion options, or the sale of equity securities of the Company at prices lower than the conversion price. The conversion of these notes is limited to a maximum of 19,667,000 common shares. The Company is also required to cancel warrants to purchase 5,022,000 shares of common stock and issue new warrants with an exercise price of $0.30 per common share. The Company is also required to issue warrants for the purchase of up to 8,000,000 shares of common stock exercisable at $0.001 per share that vest upon certain events of default. No shares of Series F Convertible Preferred Stock remained after the conversion.
•	We modified a third party convertible note payable with a principal balance of $300,000 to subordinate to the PFG financing described above. As modified, the conversion price of the note was reduced from $0.30 per share to $0.06 per share, which was below the fair value of the Company's stock on the date of the agreement. The note holder shall only be able to convert the loan, or a portion thereof, upon maintaining beneficial ownership of the Company's securities at or below 9.99% of the total issued and outstanding common stock of the Company.
•	We modified convertible notes payable to Banyan Investment Company, LLC, Keystone Partners, LLC, The Mark and Nancy Peterson Foundation, Rimrock Capital, LLC, and Bluestone Advisors, LLC with principal balances totaling $3,024,235 to subordinate to the PFG financing and reduced the conversion price of such notes from $0.30 per share to $0.06 per share, which was below the fair value of the Company's stock on the date of the agreement. Banyan Investment Company, LLC, Keystone Partners, LLC, The Mark and Nancy Peterson Foundation, Rimrock Capital, LLC, and Bluestone Advisors, LLC are affiliates of our Chief Financial Officer, Jeffrey Peterson.
•	We modified a note payable to Bluestone Advisors, LLC with a principal balance of $25,463 to subordinate to the PFG financing and amended the note to make it convertible into shares of common stock at $0.06 per share, which was below the fair value of the Company's stock on the date of the agreement. The conversion of these notes is limited to a combined maximum of 20,000,000 common shares and provide for the payment of a default penalty by the issuance of 4,477,780 shares of common stock if the note is not paid by maturity.
•	We bifurcated a related party note payable to ADP Management Corporation ("ADP Management") with a principal balance of $396,667 and accrued interest of $56,924 into two new notes payable with principal balances of $210,510 and $263,082, respectively. The bifurcated note with principal balance of $263,082 and $20,000 of the bifurcated note with principal balance of $210,510 was assigned to a third party and exchanged for a new convertible note payable which bears interest at 18%, is due in January 2017, and is payable at the Company's option in cash or shares of common stock at fair value. The note holder shall only be able to convert the loans, or a portion thereof, upon maintaining holdings at 4.99% or below. ADP Management is an affiliate of David G. Derrick, a former director and executive officer of the Company.
•	We converted notes payable to ADP Management with principal balances totaling $514,525 and accrued interest totaling $27,480 into a new convertible note payable which bears interest at 18%, is due in January 2017, and is convertible into shares of common stock at $0.06 per share, which was below the fair value of our stock on the date of the agreement. The conversion of the note is limited to a maximum of 9,250,000 common shares subject to a beneficial ownership cap of 4.99% of the issued and outstanding common stock and has a default penalty of 734,489 shares of common stock if not paid by maturity.
•	We paid $150,000 to ADP Management in connection with an existing consulting agreement for a commission on the PFG financing.
•	We received 1,041,666 shares of common stock returned from a vendor, which were cancelled. The stock will be reissued to the same vendor subsequent to the filing of this report.

Forward-Looking Statements and Certain Risks

The statements contained in this report that are not purely historical are considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements represent our expectations, hopes, beliefs, anticipations, commitments, intentions, and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations regarding our financial performance, revenue, and expense levels in the future and the sufficiency of our existing assets to fund our future operations and capital spending needs. Readers are cautioned that actual results could differ materially from the anticipated results or other expectations that are expressed in these forward-looking statements for the reasons that are detailed in our most recent Annual Report on Form 10-K. The fact that some of these risk factors may be the same or similar to those in our past Exchange Act reports means only that the risks are present in multiple periods. We believe that many of the risks detailed here and in our other Exchange Act filings are part of doing business in the industry in which we operate and will likely be present in all periods reported. The fact that certain risks are common in the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report, and we assume no obligation to update them or to update the reasons why our actual results could differ from those that we have projected.

Item 3.                  Quantitative and Qualitative Disclosures about Market Risk
Information about our exposure to market risk was disclosed in our Annual Report on Form 10-K for the year ended September 30, 2015, which was filed with the Securities and Exchange Commission ("SEC") on January 13, 2016. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.
Item 4.                          Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our reports under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized, and reported within the time periods that are specified in the rules and forms of the SEC and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding any required disclosure.  In designing and evaluating these disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective, for the reasons discussed below.
During the audit process for the year ended September 30, 2015, management identified material weaknesses in internal control over financial reporting as follows:
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
Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2015, management improved procedures related to internal controls over financial reporting.

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
On November 4, 2015, the Company received a demand for payment of $275,000 from a former employee of the Company and former principal of 4G Biometrics who was terminated for cause in regards to his employment agreement.  On December 4, 2015, the Company filed a complaint against the former owners of 4G Biometrics, including this former employee, seeking damages in excess of $300,000 related to alleged misrepresentations made to induce ActiveCare to acquire 4G Biometrics.  Between February 4, 2016 and February 8, 2016, the Company settled the complaint with each of the former owners of 4G Biometrics where all parties released each other from all outstanding claims, including any current monetary obligations to each party, excluding one former owner of 4G Biometrics who continues employment with the Company.  A Stipulation for Order of Dismissal with Prejudice of all Claims and Counterclaims has been filed and is in the process of being approved.  The settlement resulted in the termination of $39,863 of related party accounts payable.
Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
During the three months ended December 31, 2015, we issued the following shares of common stock without registration under the Securities Act of 1933 (the "Securities Act"):

(1)	250,000 shares for future services to be provided by an independent consultant, the value at the date of grant was $22,500;

(2)	1,122,866 shares for notes payable origination and financing fees, the value on the date of grant was $101,058.
The securities issued in the above transactions were issued to accredited investors, existing stockholders, and affiliates of the Company, and the offer and sale of those securities were not registered under the Securities Act in reliance upon exemptions from registration, including the exemptions for non-public offers and sales of securities under Section 4(a)(2) of the Securities Act and rules and regulations promulgated thereunder.
Item 3.                          Defaults Upon Senior Securities
As of the date of this report, notes payable due to unrelated parties with total principal amounts of $298,000 are past due, in default, and unpaid.  In addition, a note payable due to a former Executive Chairman with a total principal amount of $397,000 is past due, in default, and unpaid.  Notes payable due to other related parties with total principal amounts of $57,000 are past due, in default and unpaid.  The Company will make payments on these notes payable as funds are available.
Item 5.                          Other Information
None.

Item 6. Exhibits
Exhibit Number	Description

10(i)	Form of Loan and Security Agreement between ActiveCare, Inc. and Partners for Growth IV, L.P. dated February 19, 2016

10(ii)	Form of Exchange Agreement by and among ActiveCare, Inc. and the Holders of ActiveCare Series F Convertible Preferred Stock

10(iii)	Form of Notice of Conversion by and among ActiveCare, Inc. and the Holders of ActiveCare 12% Subordinated Convertible Promissory Notes

10(iv)	Form of Merchant Agreement dated February 11, 2016

10(v)	Form of Settlement Agreement dated February 9, 2016

10(vi)	Form of Addendum #1 to Settlement Agreement by and among ActiveCare, Inc. and Bluestone Advisors, LLC

10(vii)	Form of Secured Convertible Promissory Note by and among ActiveCare, Inc. and ADP Management Corporation

10(viii)	Form of Secured Convertible Promissory Note by and among ActiveCare, Inc. and Tonaquint, Inc.

10(ix)	Form of Asset Purchase and Sale Agreement dated November 2, 2015

10(x)	Form of Addendum to Note Payable dated February 16, 2016

10(xi)	Form of Debenture Agreement by and among ActiveCare, Inc. and the Holders of ActiveCare Series F Convertible Preferred Stock

10(xii)	Form of Warrant Agreements by and among ActiveCare, Inc. and the Holders of ActiveCare Series F Convertible Preferred Stock

10(xiii)	Form of Warrant Agreements related to the Partners for Growth Loan and Security Agreement

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

*            The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ActiveCare, Inc.

/s/ James J. Dalton
James J. Dalton Chief Executive Officer (Principal Executive Officer)

Date: February 24, 2016

/s/ Jeffrey S. Peterson
Jeffrey S. Peterson Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 24, 2016