Form 10-Q
period 2016-03-31
ACTIVECARE, INC.
filed 2016-05-23
CIK 1429896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

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

As of May 23, 2016, the registrant had 109,559,520 shares of common stock outstanding.

ActiveCare, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	September 30,
	2016	2015
Assets

Current assets:
Cash	$147,247	$172,436
Accounts receivable, net	1,205,076	936,866
Inventory	389,381	742,471
Prepaid expenses and other	276,643	523,561

Total current assets	2,018,347	2,375,334

Property and equipment, net	114,095	135,770
Deposits and other assets	17,846	17,846
Domain name, net	9,653	10,010

Total assets	$2,159,941	$2,538,960

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (continued)

	March 31,	September 30,
	2016	2015
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$989,819	$4,493,211
Accounts payable, related party	451,706	162,797
Accrued liabilities	1,407,987	743,967
Current portion of notes payable	2,704,498	1,259,916
Current portion of notes payable, related party	3,662,067	492,495
Dividends payable	545,537	567,350
Derivatives liability	8,097,009	79,347

Total current liabilities	17,858,623	7,799,083

Notes payable, net of current portion	7,789,326	-
Notes payable, related party, net of current portion	-	3,348,251

Total liabilities	25,647,949	11,147,334

Stockholders' deficit:
Preferred stock, $.00001 par value: 10,000,000 shares authorized;
45,000 shares of Series D; 70,070 shares of Series E; and 0
and 5,361 shares of Series F outstanding, respectively	1	1
Common stock, $.00001 par value: 200,000,000 shares authorized;
107,229,617 and 78,113,971 shares outstanding, respectively	1,072	781
Additional paid-in capital, common and preferred	86,580,117	83,231,002
Accumulated deficit	(110,069,198)	(91,840,158)

Total stockholders' deficit	(23,488,008)	(8,608,374)

Total liabilities and stockholders' deficit	$2,159,941	$2,538,960

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Chronic illness monitoring revenues	$1,596,896	$1,552,128	$3,684,566	$3,060,219

Chronic illness monitoring cost of revenues	1,261,737	1,089,131	2,855,094	2,291,906

Gross profit	335,159	462,997	829,472	768,313

Operating expenses:
Selling, general and administrative (including $1,073,481, $1,252,319,
$2,253,403 and $2,422,296, respectively, of stock-based compensation)	2,427,790	2,374,017	4,774,494	4,725,475
Research and development	58,503	26,957	81,412	72,156

Total operating expenses	2,486,293	2,400,974	4,855,906	4,797,631

Loss from operations	(2,151,134)	(1,937,977)	(4,026,434)	(4,029,318)

Other income (expense):
Gain (loss) on extinguishment of debt	(3,043,416)	769,449	(3,043,416)	769,449
Gain (loss) on derivatives liability	(2,853,180)	-	(2,806,869)	106,444
Interest expense, net	(630,821)	(273,454)	(1,121,970)	(623,990)
Loss on induced conversions of debt	(379,132)	-	(379,132)	-
Gain (loss) on disposal of property and equipment	(355)	(42,336)	245	(42,336)
Gain on liability settlements	286,241	278,552	286,241	278,552
Other income (expense):	-	(23,625)	-	(23,625)

Total other income (expense), net	(6,620,663)	708,586	(7,064,901)	464,494

Loss from continuing operations	(8,771,797)	(1,229,391)	(11,091,335)	(3,564,824)

Loss from discontinued operations	-	(136)	-	(187,565)

Net loss	(8,771,797)	(1,229,527)	(11,091,335)	(3,752,389)

Deemed dividends on redemption of preferred stock	(6,484,236)	-	(6,484,236)	-
Dividends on preferred stock	(249,921)	(195,051)	(653,469)	(390,238)

Net loss attributable to common stockholders	$(15,505,954)	$(1,424,578)	$(18,229,040)	$(4,142,627)

Net loss per common share - basic and diluted
Continuing operations	$(0.18)	$(0.03)	$(0.22)	$(0.09)
Discontinued operations	-	(0.00)	-	(0.00)

Net loss per common share	$(0.18)	$(0.03)	$(0.22)	$(0.09)

Weighted average common shares outstanding – basic and diluted	86,973,000	48,093,000	82,872,000	47,622,000

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(11,091,335)	$(3,752,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on extinguishment of debt	3,043,416	(769,449)
Loss (gain) on derivatives liability	2,806,869	(106,444)
Stock-based compensation expense	1,951,551	637,224
Amortization of debt discounts	548,102	551,422
Loss on induced conversions of debt	379,132	-
Stock and warrants issued for services	301,852	1,785,072
Depreciation and amortization	26,682	263,852
Loss (gain) on disposal of property and equipment	(245)	42,336
Gain on liability settlements	(286,241)	(278,552)
Changes in operating assets and liabilities:
Accounts receivable	(268,210)	1,012,038
Inventory	353,090	116,242
Prepaid expenses and other assets	(12,323)	(97,164)
Accounts payable	(589,607)	254,889
Accrued expenses	592,829	(79,663)

Net cash used in operating activities	(2,244,438)	(420,586)

Cash flows from investing activities:
Proceeds from sale of property and equipment	600	938
Purchases of property and equipment	(5,004)	(10,267)
Proceeds from sale of discontinued operations	-	478,738

Net cash provided by (used in) investing activities	(4,404)	469,409

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	4,623,379	500,000
Proceeds from issuance of warrants in connection with notes payable	2,967	-
Principal payments on notes payable	(2,402,693)	(241,052)

Net cash provided by financing activities	2,223,653	258,948

Net increase (decrease) in cash	(25,189)	307,771
Cash, beginning of the period	172,436	197,027

Cash, end of the period	$147,247	$504,798

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Six Months Ended
	March 31,
	2016	2015
Supplemental Cash Flow Information:
Cash paid for interest	$97,517	$7,881

Non-Cash Investing and Financing Activities:
Deemed dividend on the redemption of preferred stock and accrued dividends for notes payable, common stock and exchange of warrants	$6,484,236	$-
Conversion of accounts payable and accrued liabilities to notes payable	2,555,189	-
Dividends on preferred stock and related interest	653,469	390,238
Assignment of related-party notes payable to an unrelated third party	263,082	-
Accrual of a liability to issue common stock options for loan origination fees	130,246	-
Cancellation and reissuance of shares of common stock	121,450	-
Liability to issue shares of common stock for services	107,500	600,000
Issuance of common stock options for loan origination fees	101,058	-
Accrual of a liability to issue common stock for loan origination fees	100,000	-
Conversion of related-party accounts payable and accrued liabilities to related-party notes payable	84,404	105,000
Issuance of stock for loan extension fees	31,250	-
Issuance of common stock for dividends	1,434	12,502

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation
The unaudited interim condensed consolidated financial statements of ActiveCare, Inc. (the "Company" or "ActiveCare") have been prepared in accordance with Article 8 of Regulation S-X, promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles ("US GAAP") have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2016 and September 30, 2015, and the results of its operations for the three and six months ended March 31, 2016 and 2015 and its cash flows for the six months ended March 31, 2016 and 2015.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company's Annual Report on Form 10-K for the year ended September 30, 2015.  The results of operations for the three and six months ended March 31, 2016 may not be indicative of the results for the full fiscal year ending September 30, 2016.
Going Concern
The Company continues to incur negative cash flows from operating activities and net losses.  The Company had minimal cash, negative working capital and negative total equity as of March 31, 2016 and September 30, 2015, and is in default with respect to certain debt.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Fair Value of Financial Instruments
The Company measures the fair values of its assets and liabilities using the US GAAP hierarchy.  The carrying amounts reported in the condensed consolidated balance sheets for cash, accounts receivable, accounts payable, and accrued liabilities approximate fair values due to the short-term nature of these financial instruments. Derivative financial instruments are recorded at fair value based on current market pricing models. The carrying amounts reported for notes payable approximate fair values because the underlying instruments are at interest rates which approximate current market rates.
2.	Discontinued Operations
In December 2014, the Company sold substantially all of its customer contracts and equipment leased to customers associated with its CareServices segment.  The sale included all segment assets that generated revenue related to the CareServices segment.  The Company no longer holds any ownership interest in these assets and has ceased incurring costs related to the operations and development of the CareServices segment.  This segment was engaged in the business of developing, distributing and marketing mobile health monitoring and concierge services to distributors and consumers.  The debt secured by the CareServices customer contracts was amended in January 2015 and December 2015, and remains an obligation of the Company (see Note 12).  There were no material liabilities of discontinued operations.

As a result of the sale of the CareServices assets, the Company has reflected this segment as discontinued operations in the condensed consolidated financial statements for the three and six months ended March 31, 2015.  The following table summarizes certain operating data for discontinued operations for the three months ended March 31:

	2016	2015
Revenues	$-	$3,769

Cost of revenues	-	3,905

Gross loss	-	(136)

Selling, general and administrative expenses	-	-

Loss from discontinued operations	$-	$(136)

The following table summarizes certain operating data for discontinued operations for the six months ended March 31:

	2016	2015
Revenues	$-	$145,293

Cost of revenues	-	121,648

Gross profit	-	23,645

Selling, general and administrative expenses	-	(211,210)

Loss from discontinued operations	$-	$(187,565)

3.	Net Loss per Common Share
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
Common share equivalents consist of shares issuable upon the exercise of common stock warrants and options, shares issuable from restricted stock grants, and shares issuable pursuant to convertible notes and convertible Series D, Series E and Series F preferred stock.  As of March 31, 2016 and 2015, there were 85,354,425 and 26,482,712 outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS as their effect would be anti-dilutive.  The common stock equivalents outstanding consist of the following as of March 31:

	2016	2015
Common stock options and warrants	21,512,901	9,567,551
Series D convertible preferred stock	225,000	225,000
Series E convertible preferred stock	477,830	477,830
Series F convertible preferred stock	-	16,065,328
Convertible debt	63,131,194	137,253
Restricted shares of common stock	7,500	9,750

Total common stock equivalents	85,354,425	26,482,712

4.	Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing US GAAP. In August 2015, the FASB voted to defer the effective date of the ASU 2014-09 by one year. ASU 2014-09 is effective for annual periods beginning after December 15, 2017, and interim periods therein, which will be effective for the Company for the quarter ending December 31, 2018. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This standard sets forth management's responsibility to evaluate, each reporting period, whether there is substantial doubt about the Company's ability to continue as a going concern, and if so, to provide related disclosures. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, which will be effective for the Company for the quarter ending December 31, 2017. The Company is assessing the impact, if any, of implementing this guidance on its evaluation of going concern.
In November 2014, the FASB issued ASU 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. ASU 2014-16 clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, ASU 2014-16 clarifies that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of a host contract. ASU 2014-16 is effective for fiscal years and interim periods beginning after December 15, 2015, which will be effective for the Company for the quarter ending December 31, 2016. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.
In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The purpose of ASU 2015-10 is to clarify guidance, correct unintended application of guidance, or make minor improvements to guidance. ASU 2015-10 is effective for fiscal years and interim periods beginning after December 15, 2015, which will be effective for the Company for the quarter ending December 31, 2016. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.
In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory. The purpose of ASU 2015-11 is to more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards. ASU 2015-11 requires entities to measure most inventory at the "lower of cost or net realizable value." Additionally, some of the amendments are designed to more clearly articulate the requirements for the measurement and disclosure of inventory. ASU 2015-11 is effective for fiscal years and interim periods beginning after December 15, 2016, which will be effective for the Company for the quarter ending December 31, 2017. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.
In February 2016, the FASB issued ASU 2016-02, Leases.  The purpose of ASU 2016-02 is to establish the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. This guidance results in a more faithful representation of the rights and obligations arising from operating and capital leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018, which will be effective for the Company for the quarter ending December 31, 2019. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.
In March 2016, the FASB issued ASU 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting.  The purpose of ASU 2016-09 is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification of amounts in the statement of cash flows.  ASU 2016-09 is effective for fiscal years and interim periods beginning after December 15, 2016, which will be effective for the Company for the quarter ending December 31, 2017.  The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

5.	Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer's financial condition, age of the customer's receivables and changes in payment histories.  Accounts receivable are written off when management determines the likelihood of collection is remote.  A receivable is considered to be past due if any portion of the receivable balance has not been received by the contractual payment date.  Interest is not charged on accounts receivable that are past due.  The Company recorded an allowance for doubtful accounts of $48,085 and $30,495 as of March 31, 2016 and September 30, 2015, respectively.
6.	Inventory
Inventory is recorded at the lower of cost or market value, cost being determined using the first-in, first-out ("FIFO") method. Inventory consists of diabetic supplies.  Inventory held by distributors is reported as inventory until the supplies are shipped to the end user by the distributor.  The Company estimates an inventory reserve for obsolescence and excessive quantities.  Due to competitive pressures and technological innovation, it is possible that estimates of net realizable values could change in the near term.  During the six months ended March 31, 2016, the Company disposed of $163,526 of inventory for which a reserve for obsolescence had previously been recorded.  Inventory consists of the following as of:
	March 31, 2016	September 30, 2015
Finished goods	$907,924	$206,038
Finished goods held by distributors	-	1,350,368

Total inventory	907,924	1,556,406

Inventory reserve	(518,543)	(813,935)

Net inventory	$389,381	$742,471

7.	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of:
	March 31, 2016	September 30, 2015
Prepaid consulting services	$195,074	$291,648
Line of credit acquisition fees	42,333	-
Prepaid information technology services	20,874	9,810
Prepaid professional fees	6,875	2,500
Prepaid insurance	5,785	5,942
Other	5,702	8,661
Prepaid employee services	-	205,000

Total prepaid expenses and other current assets	$276,643	$523,561

8.	Customer Contracts
The Company amortized the cost of Chronic Illness Monitoring customer contracts of $214,106 acquired during 2012 over their estimated useful lives through 2014.  As of March 31, 2016 and September 30, 2015, the cost associated with these customer contracts was fully amortized and, therefore, there was no amortization expense related to these contracts for the six months ended March 31, 2016 and 2015.
The Company sold substantially all of the CareServices customer contracts during December 2014.  Amortization expense related to customer contracts in the CareServices segment for the six months ended March 31, 2016 and 2015, was $0 and $179,648, respectively.

9.	Patents
Amortization expense for the six months ended March 31, 2016 and 2015, was $0 and $31,718, respectively.  As of March 31, 2016 and September 30, 2015, patents totaling $514,046 have been fully amortized.
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
	March 31, 2016	September 30, 2015
Software	$100,574	$100,574
Leasehold improvements	98,023	98,023
Furniture	68,758	68,758
Equipment	49,772	59,754

Total property and equipment	317,127	327,109

Accumulated depreciation and amortization	(203,032)	(191,339)

Property and equipment, net	$114,095	$135,770

Assets to be disposed of are reported at the lower of their carrying amounts or fair values, less the estimated costs to sell or dispose.  During the six months ended March 31, 2016, the Company recorded a gain on the disposal of property and equipment of $245, and a loss of  $42,336 during the same period in 2015.  During December 2014, the Company sold all of its equipment leased to customers (see Note 2).  Depreciation expense for the six months ended March 31, 2016 and 2015, was $26,325 and $52,129, respectively.
11.	Accrued Liabilities
Accrued liabilities consisted of the following as of:
	March 31, 2016	September 30, 2015
Interest	$513,482	$190,045
Payroll	161,488	270,974
Commissions and fees	161,002	64,432
Deferred revenue	152,422	147,344
Liability to issue common stock	130,290	40,000
Liability to issue warrants	130,246	-
Warranty liability	96,190	-
Other	62,867	31,172

Total accrued liabilities	$1,407,987	$743,967

12.	Notes Payable
The Company had the following notes payable outstanding as of:

	March 31, 2016	September 30, 2015
Unsecured notes payable with interest at 10% per annum, due November 2018.  The notes may go into default in the event other notes payable go into default subsequent to the effective date of the note.  In February 2016, the Company redeemed all 5,361 shares of its Series F Convertible Preferred Stock ("Series F preferred") plus accrued dividends of $673,948 for 10,000,000 shares of common stock with a fair value of $1,600,000 containing certain temporary restrictions, and $5,900,000 of notes payable. Payments on the notes are partially or fully convertible at the Company's option at $0.30 per share to a maximum of 19,667,000 shares of common stock.  The conversion rate is adjustable to any lower rates granted through equity sales or other conversion rates provided by issuances of other debt, warrants, options or other instruments, with the exception of certain other raises.  A note may only be converted if the holder owns less than 4.99% of the Company's common stock after conversion.  The Company recorded a derivative liability of $2,461,899 related to the conversion feature of the notes.  In connection with the redemption of the Series F preferred stock, the Company issued new warrants in exchange for warrants held by the Series F preferred stockholders for the purchase of 5,534,097 shares of common stock at an exercise price of $0.30 per common share, adjustable to any lower rates granted through equity sales or other conversion rates provided by issuances of other debt, warrants, options or other instruments, with the exception of certain other raises.  The Company is also required to issue additional warrants for the purchase of up to 8,000,000 shares of common stock exercisable at $0.001 per share, also adjustable, that vest upon certain events of default.  The fair value of $1,344,608 related to the new warrants was recorded as a derivative (see Notes 15 and 18).  The fair value of the stock, conversion feature, warrants and $25,000 of fees, in excess of the carrying value of the Series F preferred stock were recorded as a deemed dividend of $6,484,236.
	$5,900,000	$-

Unsecured note payable with a vendor with interest at 0.65% per annum, due January 2018, issued in March 2016 upon the conversion of $2,523,937 in accounts payable to the vendor.	2,523,937	-

Secured note payable to a third party with interest at 12.75% per annum, due February 2019.  The note is secured by the assets of the Company and may go into default in the event other notes payable go into default subsequent to the effective date of the note.  The Company entered into the note payable agreement in conjunction with a line of credit.  The Company initially borrowed $1,500,000 and may borrow additional amounts under the note payable agreement up to a total balance of $3,000,000 as the Company meets certain milestones.  The interest rate may also reduce to 11.25% per annum as the Company meets certain milestones.  In conjunction with the note and related line of credit, the Company issued warrants to the lender to purchase 12,015,350 shares of common stock at $0.065 per share with a fair market value of $3,732,100 (see Notes 15 and 18), which resulted in a loss on derivative of $2,309,461.  The Company has recorded discounts of $1,500,000 which are being amortized to interest expense over the term of the note.  In April 2016, the Company borrowed an additional $500,000 on the note and incurred additional fees of $25,000 (see Note 22).
	1,458,333	-

	March 31, 2016	September 30, 2015
Secured line of credit with a third party with interest at 12.25% per annum, due February 2018.  The note is secured by the assets of the Company and may go into default in the event other notes payable go into default subsequent to the effective date of the note.  The Company entered into the line of credit agreement in conjunction with a note payable.  The Company may draw up to the lesser of 80% of certain accounts receivable or $1,500,000 and increase the maximum it may borrow under the agreement up to a total balance of $3,000,000 at $500,000 per increase as the Company meets certain milestones.  The interest rate may also reduce to 10.75% per annum as the Company meets certain milestones.  In conjunction with the line of credit and related note, the Company issued warrants to purchase 12,015,350 shares of common stock at $0.065 per share with a fair market value of $3,732,100 (see Notes 15 and 18), which resulted in a loss on derivative valuation of $2,309,461.  The Company has recorded prepaid expenses of $44,665 which are being amortized to interest expense over the term of the line of credit.
	$695,207	$-

Secured borrowings from a third party that purchased $774,000 of customer receivables for $580,000, with due dates ranging from September 2016 to October 2016, and payable in daily payments ranging from $2,823 to $2,454. The $194,000 difference between the customer receivables and cash received is being amortized to interest expense over the term of the respective notes. The secured borrowings are guaranteed by two officers of the Company and are subordinated to other notes payable.	689,315	-

Note payable previously secured by CareServices customer contracts.  In January 2015, the note was amended to reduce the outstanding principal to $375,000, interest at 9% per annum, and payable in 15 monthly installments beginning in February 2015.  The amendment released the collateralized customer contracts and the note payable is guaranteed by both a former Executive Chairman of the Board of Directors and a member of the Board of Directors.  A gain on the extinguishment of the old note of $769,449 was recorded in other income.  In December 2015, the note was amended to extend maturity to January 2018 payable in monthly installments beginning in July 2016, convert $31,252 from accrued interest into principal, interest at 10% per annum, and provide that the note is convertible into common stock at its fair value per share.  The Company recorded a derivative in connection with the convertible feature of the note (see Note 15) and is amortizing the initial $302,690 fair value of the derivative liability over the life of the note.  In February 2016, the note was amended to subordinate to other notes payable also issued during February 2016.
	334,464	303,212

	March 31, 2016	September 30, 2015
Unsecured note payable with interest at 12% per annum, due February 2016, convertible into common stock at $0.30 per share.  In connection with the issuance of the note, the Company repriced previously issued warrants to purchase shares of common stock.  The $22,397 increase in relative fair value of the warrants was included as a loss on the extinguishment of the old note in other expense in fiscal 2015.  The note also required a payment of 3,000,000 shares of common stock.  The fair value of $780,000 was included as a loss on the extinguishment of the old note in other expense in fiscal 2015.  The maturity date was subsequently extended on two occasions for a total of 250,000 shares of common stock and the note is due May 2016.  The $31,250 fair value of these shares is being amortized over the extension period.  In February 2016, the note was amended to subordinate to other notes payable also issued during February 2016, and the conversion price was reduced to $0.06 per share, which was below the fair value of the Company's common stock on the date of the amendment.  The note may only be converted if the holder owns less than 9.99% of the Company's common stock after conversion.  The Company recorded the value of the beneficial conversion feature of $381,299 to loss on termination of debt as a result of the modification.
	$300,000	$300,000

Secured note payable to a third party with interest at 18% per annum, due June 2017.  The note is secured by shares of the Company's common stock held by, and other assets of an entity controlled by a former Executive Chairman of the Board of Directors.  The note is guaranteed by a former Executive Chairman of the Board of Directors and his related entity and may go into default in the event other notes payable go into default subsequent to the effective date of the note.  Payments on the note are convertible at the holder's option into common stock at 75% of its fair value if not paid by its respective due date, which is subject to a 20 trading day true-up and is adjustable to any lower rates granted through equity sales or other conversion rates provided by issuances of other debt, warrants, options or other instruments, with the exception of other certain raises.  The note may only be converted if the holder owns less than 4.99% of the Company's common stock after conversion.  The Company recognized a derivative liability related to the conversion feature with a fair value of $181,670, which was recognized as a loss on termination of debt.
	263,082	-

Unsecured note payable with interest at 12% per annum, due September 2016, subordinated to other notes payable. In connection with the issuance of the note, the Company accrued a liability to issue 1,000,000 shares of common stock. The $100,000 fair value of the stock is being amortized to interest expense over the term of the note.	250,000	-

Unsecured notes with interest at 18% per annum, due April 2013, in default. The Company issued 20,000 shares of Series D preferred stock as loan origination fees. The $195,000 fair value of the preferred stock was amortized over the original term of the note. Principal of $50,000 and accrued interest of $13,333 were converted to common stock in December 2013.	64,261	64,261

	March 31, 2016	September 30, 2015
Secured borrowings from a third party that purchased $945,000 of customer receivables for $750,000, with due dates ranging from November 2015 to December 2016, payable in daily payments ranging from $955 to $1,909.  The $195,000 difference between the customer receivables and cash received is being amortized to interest expense over the term of the respective notes.  The secured borrowings are guaranteed by two officers of the Company.  In November 2015, one of the notes was amended to subordinate to another note and to increase the principal by $28,385.  The additional principal amount is being amortized to interest expense over the term of the note.  In February 2016, the remaining principal balance on the borrowings of $417,160 was settled for a cash payment of $377,607, or 91% of the then outstanding balance, which resulted in a loss on termination of debt of $61,319.
	$-	$421,413

Secured borrowings from third parties that purchased a $337,600 customer receivable for $200,000.  The Company was able to buy back the receivable for $233,333 less cash received by the third parties before June 2015.  The $33,333 difference between the buyback and cash received, plus $20,000 of fees paid to a related party, was amortized to interest expense through June 2015.  In February 2016, the notes were converted into 5,800,000 shares of common stock, at $0.04 per share, which was below the fair value of the Company's stock on the date of conversion, which resulted in a loss on induced conversion of debt of $230,667.
	-	233,333

Unsecured notes payable with interest at 12% per annum, with due dates ranging from March 2016 to April 2016, convertible into common stock at a 15% discount from the 10-day volume adjusted weighted average closing price per share upon maturity.  In connection with the issuance of the notes, the Company also issued 841,176 shares of common stock as an origination fee.  The $119,205 fair value of the stock is being amortized to interest expense over the term of the notes.  The notes included loan origination fees of $35,049, which are being amortized to interest expense over the term of the notes.  The Company recorded a derivative liability in connection with the convertible feature of the notes (see Note 15) and is amortizing the initial $151,283 fair value of the derivatives liability over the life of the notes.  In February 2016, the notes with outstanding principal balances totaling $350,490 plus accrued interest of $15,629 were converted into 9,287,985 shares of common stock at $0.04 per common share, which was below the fair value of the Company's stock on the date of conversion.  The Company recognized a loss on induced conversion of debt of $148,465 and a gain on termination of debt of $64,099 in relation to the conversion.
	-	212,490

Total notes payable before discount	12,478,599	1,534,709

Less discount	(1,984,775)	(274,793)

Total notes payable	10,493,824	1,259,916

Less current portion	(2,704,498)	(1,259,916)

Notes payable, net of current portion	$7,789,326	$-

13.	Related-Party Notes Payable
The Company had the following related-party notes payable outstanding as of:
March 31, 2016	September 30, 2015
Secured borrowings from entities controlled by an officer who purchased a $2,813,175 customer receivable for $1,710,500.  The Company was able to buy back the receivable for $1,950,000 less cash received by the entities through March 2015.  The $239,500 difference between the buyback and cash received plus $253,500 of loan origination fees was amortized to interest expense through March 2015.  In September 2015, the note was modified to extend the maturity date to January 2017, with interest at 18% per annum.  The Company added $81,600 of extension fees and issued 3,000,000 shares of common stock to a lender as part of the modification.  The note is convertible into common stock at $0.30 per share.  The $540,000 fair value of the common stock was recognized as a loss on extinguishment of debt in fiscal 2015.  In February 2016, the note was amended to subordinate to other notes payable also issued during February 2016, and the conversion price was reduced to $0.06 per share, which was below the fair value of the Company's stock on the date of the amendment.  The conversion of the note is now limited to a maximum of 20,000,000 common shares in combination with other convertible notes payable held by the lenders.  The note has a default penalty of 4,203,389 shares of common stock, in combination with other convertible notes held by the lenders, if not paid by maturity.  The Company recorded the value of the beneficial conversion feature of $1,400,000 to loss on termination of debt as a result of the amendment.
$1,721,100	$1,721,100

Unsecured note payable to an entity controlled by an officer with interest at 18% per annum, due January 2017, convertible into common stock at $0.30 per share.  The Company issued 3,000,000 shares of common stock to a lender as loan origination fees.  The $540,000 fair value of the common stock was recognized as a loss on extinguishment of debt in fiscal 2015.  In February 2016, the note was amended to subordinate to other notes payable also issued during February 2016, and reduced the conversion price to $0.06 per share, which was below the fair value of the Company's stock on the date of the amendment.  The conversion of the note is now limited to a maximum of 20,000,000 common shares in combination with other convertible notes payable held by the lender.  The note has a default penalty of 4,203,389 shares of common stock, in combination with other convertible notes held by the lender, if not paid by maturity.  The Company recorded the value of the beneficial conversion feature of $1,400,000 to loss on termination of debt as a result of the amendment.
1,303,135	1,303,135

Unsecured note payable to an entity controlled by a former Executive Chairman of the Board of Directors with interest at 18% per annum, due January 2017.  In February 2016, notes payable to the same entity, with outstanding balances of $511,005 plus accrued interest of $30,999 combined into this note.   The note is subordinated to notes payable to unrelated parties and is convertible into shares of common stock at $0.06 per share, which was below the fair value of the Company's stock on the date of the agreement.  The conversion of the note is limited to a maximum of 9,250,000 common shares.  The Company recorded the value of the beneficial conversion feature of $632,339 to loss on termination of debt.  The note has a default penalty of 734,489 shares of common stock if not paid by maturity. The note may only be converted if the holder owns less than 4.99% of the Company's common stock after conversion.
542,004	-

	March 31, 2016	September 30, 2015
Unsecured note payable to a former officer with interest at 15% per annum, due June 2012, in default. The note included a $3,000 loan origination fee added to the principal and is convertible into common stock at $0.50 per share.	$30,000	$30,000

Unsecured note payable to a former officer with interest at 12% per annum, due September 2013. This note is in default and is convertible into common stock at $0.75 per share.	26,721	26,721

Unsecured note payable to an entity controlled by an officer with interest at 18% per annum, due on demand.  In February 2016, the note was amended to other subordinate to notes payable also issued during February 2016.  The note is convertible into shares of common stock at $0.06 per share, which was below the fair value of the Company's stock on the date of the amendment.  The conversion of the note is now limited to a maximum of 20,000,000 common shares in combination with other convertible notes payable held by the entity.  The note has a default penalty of 4,203,389 shares of common stock, in combination with other convertible notes held by the entity, if not paid by maturity.  The Company recorded the value of the beneficial conversion feature of $1,400,000 to loss on termination of debt as a result of the amendment.
	25,463	25,463

Unsecured note payable to a former officer with interest at 12% per annum, due on demand.	13,644	13,644

Unsecured note payable to an entity controlled by a former Executive Chairman of the Board of Directors with no interest (18% per annum in the event of default), due on demand. The holder demanded payment by May 15, 2015.  In February 2016, the note with an outstanding balance of $396,667 plus accrued interest of $53,403 was bifurcated into two notes payable of $243,082 and $206,988. The $243,082 bifurcated note plus $20,000 of the second bifurcated note was assigned to a third party and converted into a convertible note payable.  The remaining $186,989 portion of the second bifurcated note, plus $3,521 of accrued interest, in combination with another note payable held by the entity in the amount of $324,016 plus $27,478 of related accrued interest, were converted into a convertible note payable of $542,004.
	-	396,667

Unsecured note payable to an entity controlled by a former Executive Chairman of the Board of Directors with interest at 18% per annum, due January 2017. In February 2016, the note with an outstanding balance of $324,016 plus accrued interest of $27,164, in combination with another note payable held by the entity of $186,989 plus $3,835 of accrued interest, were converted into a convertible note payable of $542,004.	-	324,016

Total notes payable, related-party	3,662,067	3,840,746

Less current portion	(3,662,067)	(492,495)

Notes payable, related party, net of current portion	$-	$3,348,251

14.	Fair Value Measurements
The Company measures the fair values of its assets and liabilities using the US GAAP hierarchy levels as follows:

Level 1	The Company does not have any Level 1 inputs available to measure its assets.
Level 2	The Company's embedded derivative liabilities are measured on a recurring basis using Level 2 and Level 3 inputs.
Level 3	The Company's embedded derivative liabilities are measured on a recurring basis using Level 2 and Level 3 inputs.
To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
Items measured at fair value on a recurring basis include embedded derivatives related to the Company's warrants and notes payable. During the six months ended March 31, 2016, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The following fair value hierarchy table presents information about each major category of the Company's financial liabilities measured at fair value on a recurring basis:
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2016
Liabilities
Derivative liabilities	$-	$305,712	$7,791,297	$8,097,009
Total Liabilities	$-	$305,712	$7,791,297	$8,097,009

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2015
Liabilities
Derivative liabilities	$-	$79,347	$-	$79,347
Total Liabilities	$-	$79,347	$-	$79,347

The following is a reconciliation of the opening and closing balances for the derivatives liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended March 31, 2016:
Derivatives liability
Balance, September 31, 2015	$-
Issuance of warrants recorded as derivatives	5,076,577
Issuance of embedded derivatives related to notes payable	2,643,569
Loss (gain) on derivatives liability resulting from changes in fair value	71,151
Balance, March 31, 2016	$7,791,297

The Company's embedded derivative liabilities are re-measured to fair value as of each reporting date until the contingency is resolved.  See Note 15 for more information about the valuation methods of derivatives and the inputs used for calculating fair value.

15.	Derivatives Liability
The derivatives liability as of March 31, 2016 and September 30, 2015, was $8,097,009 and $79,347, respectively.  The derivatives liability as of September 30, 2014, was related to a variable conversion price adjustment on the Series F preferred stock.  The derivatives liability as of December 31, 2014, was eliminated due to the conversion price on Series F preferred stock being adjusted from $1.00 to $0.3337 based on the number of subscribers as of December 31, 2014.  The derivatives liability as of March 31, 2016 and September 30, 2015, is related to a variable conversion price adjustment on outstanding notes payable and warrants.  A portion of derivatives liability as of December 31, 2015, and all of the derivatives outstanding as of September 30, 2015, were eliminated during February 2016, due to the conversion of notes payable into shares of common stock (see Note 12).
During the six months ended March 31, 2016, the Company estimated the fair value of some of the embedded derivatives upon issuance, at the end of each reporting period and prior to their conversion and elimination using a binomial option-pricing model with the following assumptions, according to the instrument: exercise prices ranging from $0.03 to $0.09 per share; risk free interest rates ranging from 0.16% to 1.06%; expected lives ranging from 0.05 to 2.09 years; expected dividends of 0%; volatility factors ranging from 125.33% to 510.03%; and stock prices ranging from $0.03 to $0.14.  During the six months ended March 31, 2016, the Company estimated the fair value of the remaining embedded derivatives upon issuance and at the end of each reporting period using a Monte Carlo valuation model with the following assumptions: exercise prices ranging from $0.04 to $0.25 per share; risk free interest rates ranging from 0.26% to 1.44%; expected lives ranging from 0.08 to 6.40 years; expected dividends of 0%; volatility factors of 129% to 140%; and stock prices ranging from $0.04 to $0.95.
During the fiscal year ended September 30, 2015, the Company estimated the fair value of the embedded derivatives prior to their conversion and elimination using a binomial option-pricing model with the following assumptions, according to the instrument: exercise prices ranging from $0.12 to $0.33 per share; risk free interest rates ranging from 0.010% to 0.260%; expected lives ranging from 0.001 to 0.50 years; expected dividends of 0%; volatility factors ranging from 0.01% to 138.68%; and stock prices ranging from $0.12 to $0.33.  The expected lives of the instruments were equal to the average term of the conversion option or expected exercise period of the warrants.  The expected volatility is based on the historical price volatility of the Company's common stock.  The risk-free interest rate represents the US Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.  The Company recognized a loss on derivatives liability for the six months ended March 31, 2016, of $2,806,869 and a gain of $106,444 for the same period in 2015.
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
Series D Convertible Preferred Stock
The Board of Directors has designated 1,000,000 shares of preferred stock as Series D Convertible Preferred Stock ("Series D preferred stock").  The Series D preferred stock votes on an as-converted basis.  The Series D preferred stock has a dividend rate of 8%, payable quarterly.  The Company may redeem the Series D preferred stock at a redemption price equal to 120% of the original purchase price with 15 days' notice. During each of the three months ended March 31, 2016 and 2015, the Company accrued $6,183 and $6,115 of dividends on Series D preferred stock and settled $1,434 and $6,251 of accrued dividends, respectively, by issuing 37,113 and 17,432 shares of common stock, respectively.  During the six months ended March 31, 2016 and 2015, the Company accrued $12,434 and $12,366 of dividends on Series D preferred stock, respectively, and settled $1,434 and $12,502 of accrued dividends, respectively, by issuing 37,113 and 35,954 shares of common stock, respectively.
Series E Convertible Preferred Stock
During fiscal year 2013, the Board of Directors designated shares of preferred stock as Series E Convertible Preferred Stock ("Series E preferred stock"), convertible into common stock at $1.00 per share, adjustable if there are distributions of common stock or stock splits by the Company.  The Series E preferred stock is non-voting and receives a monthly dividend of 3.322% for 25 to 32 months.  In addition, the convertibility and the redemption price of the Series E preferred stock is gradually reduced by dividend payments over 25 to 32 months.  After the dividend payment term, the redemption price of Series E preferred stock is $0, the Series E preferred stock has no convertibility to common stock and the holders are entitled to receive a pro-rata share of cumulative royalties totaling 4% of the Company's gross profits payable quarterly for a two-year period.

During fiscal year 2014, $83,473 of debenture loans and accrued interest converted into 8,347 shares of Series E preferred stock.  During the three months ended March 31, 2016 and 2015, the Company accrued dividends of $61,315 and $81,716, respectively, payable to Series E preferred stockholders.  During the six months ended March 31, 2016 and 2015, the Company accrued dividends of $145,887 and $163,432, respectively, payable to Series E preferred stockholders.  As of March 31, 2016 and September 30, 2015, the aggregate redemption price for the Series E preferred stock was $477,829.
Series F Convertible Preferred Stock
During fiscal year 2014, the Board of Directors designated 7,803 shares of preferred stock as Series F Convertible Preferred Stock ("Series F preferred stock").  In April 2014, the Company increased the authorized shares of Series F preferred stock to 10,000.  Series F preferred stock is non-voting, has a stated value of $1,000 per share and is convertible into common stock at $0.3337 per share (see Note 15).  The Series F preferred stock has a dividend rate, payable quarterly, of 8% until April 30, 2015, 16% from May 1, 2015 to July 31, 2015, 20% from August 1, 2015 to October 31, 2015 and 25% thereafter.  In February 2016, the Company redeemed all 5,361 outstanding shares and $673,848 of accrued dividends for 10,000,000 shares of common stock, $5,900,000 of notes payable and exchanged warrants for the purchase of 5,534,097 shares of common stock held by Series F preferred stockholders for new warrants with new terms for the purchase of the same number of shares (see Note 18).  The Company recorded a deemed dividend of $6,484,236 as a result of the transactions.
During fiscal year 2014, the Company issued 5,361 shares of Series F preferred stock for net proceeds of $3,580,771, after considering $675,229 of related costs, and the conversion of $574,592 of debt and accrued interest.  During the three months ended March 31, 2016 and 2015, the Company accrued dividends of $182,423 and $107,220, respectively, payable to Series F preferred stockholders.  During the six months ended March 31, 2016 and 2015, the Company accrued dividends of $495,148 and $214,440, respectively, payable to Series F preferred stockholders.
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
During the six months ended March 31, 2016, the Company received and cancelled 1,041,666 shares of common stock with an original fair market value of $121,250, which shares were reissued at the same value during the same period.
During the six months ended March 31, 2016, the Company issued 29,115,646 shares of common stock as follows:
•	15,087,985 shares to settle notes payable and related accrued interest; the value on the date of grant was $1,395,851;
•	500,000 shares for future services to be provided by an independent consultant; the value at the date of grant was $85,000;
•	867,682 shares for employee compensation for past services and bonuses; the value on the date of grant was $26,550;
•	1,250,000 shares for services provided by independent consultants; the value on the date of grant was $142,500;
•	10,000,000 shares as part of the redemption of Series F preferred stock (see Note 16); the value on the date of grant was $1,600,000;
•	1,122,866 shares for notes payable origination and financing fees; the value on the date of grant was $101,058;
•	1,041,666 shares which were returned and cancelled; the original value was $121,250;
•	250,000 shares for the extension of notes payable; the value on the date of grant was $31,250;
•	37,113 shares to settle accrued dividends for Series D preferred stock; the value on the date of grant was $1,434.

18.	Common Stock Options and Warrants
The fair value of each stock option or warrant is estimated on the date of grant using a binomial option-pricing model or the Monte Carlo valuation model.  The expected life of stock options or warrants represents the period of time that the stock options or warrants are expected to be outstanding, based on the simplified method.  Expected volatilities are based on historical volatility of the Company's common stock, among other factors.  The Company uses the simplified method within the binomial option-pricing valuation model due to the Company's short trading history.  The risk-free rate related to the expected term of the stock options or warrants is based on the US Treasury yield curve in effect at the time of grant.  The dividend yield is zero.
During the three and six months ended March 31, 2016, the Company granted warrants to purchase 12,015,350 shares with an exercise price of $0.065 per share in connection with the acquisition of a note payable and line of credit; warrants for the purchase of 7,392,800 shares vested immediately, 1,847,550 vest upon the disbursement of the second tranche of the related note payable, and 2,775,000 vest evenly in the event of three available increases on the related line of credit (see Note 12).  The warrants expire in February 2023, may be settled in a cashless exercise, and are puttable upon expiration or liquidation for the greater of $500,000 or up to 6.5% of the equity value of the Company, depending on the number of warrants vested.  The fair value of the warrants upon grant of $3,731,969 has been recorded as a derivative and the Company received cash of $2,967 upon issuance of the warrants.  The Company recognized $1,419,541 as debt discount for the portion allocated to the note payable and $1,455,335 as a prepaid expense for the portion allocated to the line of credit, which are being amortized over the life of the note payable and line of credit, respectively.
During February 2016, the Company exchanged warrants held by the holders of its Series F preferred stock for the purchase of 5,534,097 shares of common stock in connection with the redemption of Series F preferred stock for new warrants for the purchase of the same number of shares on different terms.  The new warrants are exercisable for $0.30 per share, adjustable to any lower rates granted through equity sales or other conversion rates provided by issuances of other debt, warrants, options or other instruments, with the exception of certain other raises.  The new warrants expire in February 2021, and may be settled in a cashless exercise.  Additional warrants for the purchase of 8,000,000 shares of common stock may be issued in the event of default on the related notes payable, exercisable at $0.001 per share, with 25% issuable upon the first event of default, 37.5% upon the second event, and 37.5% upon the third event.  The warrants issuable upon default expire in February 2026 (if issued), may be settled in a cashless exercise, and are puttable upon expiration or liquidation with the primary warrants.  The new warrants may only be exercised to the extent the respective holder would own a maximum of 4.99% of the Company's common stock after exercise, but the holders may elect to increase the maximum to 9.99%.  The Company recognized a deemed dividend of $6,484,236 as a result of the exchange and related redemption of Series F preferred stock.
During the six months ended March 31, 2015, the Company measured the fair value of the warrants using a binomial valuation model with the following assumptions:
Six Months Ended
March 31,
2015
Exercise price	$0.30 - $1.00
Expected term (years)	1
Volatility	302%
Risk-free rate	0.22%
Dividend rate	0%

During the six months ended March 31, 2016, the Company measured the fair value of warrants classified as liabilities on the date of issuance and on each re-measurement date using the Monte Carlo valuation model. For this liability, the Company and specialist developed their own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's common stock, stock price volatility, the contractual term of the warrants, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants uses Level 3 measurements. The following assumptions were used:
Six Months Ended
March 31,
2016
Exercise price	$0.07 - $0.25
Expected term (years)	4.39 - 6.40
Volatility	134% - 140%
Risk-free rate	1.11% - 1.44%
Dividend rate	0%
Common stock price	$0.07 - $0.95

The following table summarizes information about stock options and warrants outstanding as of March 31, 2016:
Options and Warrants	Number of Options and Warrants	Weighted- Average Exercise Price
Outstanding as of October 1, 2015	9,497,551	$0.97
Granted	17,549,447	0.14
Exercised	-
Cancelled	(5,534,097)	1.10
Outstanding as of March 31, 2016	21,512,901	0.23
Exercisable as of March 31, 2016	15,160,351	0.25

As of March 31, 2016, the outstanding warrants have an aggregate intrinsic value of $180,230 and the weighted average remaining term of the warrants was 5.47 years. The total compensation cost related to unvested awards not yet recognized (options, warrants, and shares) was $1,324,050.
19.	Segment Information
The Company operated one business segment during the three and six months ended March 31, 2016.  The Company operated two business segments during the three and six months ended March 31, 2015, based primarily on the nature of the Company's products. The Chronic Illness Monitoring segment is engaged in the business of developing, distributing and marketing mobile monitoring of patient vital signs and physical activity to insurance companies, disease management companies, third-party administrators, and self-insured companies.  The customer contracts and equipment leased to customers of the Company's CareServices segment were sold in December 2014, and that segment was discontinued.  The CareServices segment was engaged in the business of developing, distributing and marketing mobile health monitoring and concierge services to distributors and consumers.
At the corporate level, the Company raises capital and provides for the administrative operations of the Company as a whole.

The following table reflects certain financial information relating to each reportable segment as of March 31, 2016 and 2015, and for the three months then ended:

	Corporate	Chronic Illness Monitoring	CareServices (Discontinued Operations)	Total
As of March 31, 2016 and for the Three
Months Then Ended
Sales to external customers	$-	$1,596,896	$-	$1,596,896
Segment income (loss)	(8,889,063)	117,266	-	(8,771,797)
Interest expense, net	630,821	-	-	630,821
Segment assets	565,483	1,594,458	-	2,159,941
Property and equipment purchases	2,330	-	-	2,330
Depreciation and amortization	12,938	-	-	12,938

As of March 31, 2015 and for the Three
Months Then Ended
Sales to external customers	$-	$1,552,128	$3,769	$1,555,897
Segment loss	(1,571,667)	342,276	(136)	(1,229,527)
Interest expense, net	273,454	-	-	273,454
Segment assets	1,565,725	3,073,108	-	4,638,833
Property and equipment purchases	10,267	-	-	10,267
Depreciation and amortization	14,247	-	-	14,247

The following table reflects certain financial information relating to each reportable segment as of March 31, 2016 and 2015, and for the six months then ended:

	Corporate	Chronic Illness Monitoring	CareServices (Discontinued Operations)	Total
As of March 31, 2016 and for the Six
Months Then Ended
Sales to external customers	$-	$3,684,566	$-	$3,684,566
Segment income (loss)	(11,426,567)	335,232	-	(11,091,335)
Interest expense, net	1,121,970	-	-	1,121,970
Segment assets	565,483	1,594,458	-	2,159,941
Property and equipment purchases	5,004	-	-	5,004
Depreciation and amortization	26,682	-	-	26,682

As of March 31, 2015 and for the Six
Months Then Ended
Sales to external customers	$-	$3,060,219	$145,293	$3,205,512
Segment loss	(3,916,345)	351,521	(187,565)	(3,752,389)
Interest expense, net	623,990	-	-	623,990
Segment assets	1,565,725	3,073,108	-	4,638,833
Property and equipment purchases	10,267	-	-	10,267
Depreciation and amortization	30,188	-	233,664	263,852

20.	Related-Party Transactions Not Otherwise Disclosed
In February 2016, the Company amended a consulting agreement dated September 2015, with an entity controlled by a former Executive Chairman of the Board of Directors, effective January 2016.  The amendment extended the agreement through December 2016, with monthly automatic renewals, adjusted the monthly compensation of $6,000 to an hourly rate of $250 per hour, and eliminated the previously included bonus structure.
21.	Commitments and Contingencies
During the six months ended March 31, 2015, the Company leased office space under a non-cancelable operating lease, which was terminated during June 2015.  In February 2015, the Company entered into a sublease agreement for part of the office space under the non-cancelable operating lease through the end of the original lease period.  Payments under the sublease were made by the sublessee directly to the Company's landlord.
The Company's rent expense for facilities under the terminated operating lease for the six months ended March 31, 2015, was approximately $153,000.
During June 2015, the Company entered into a new non-cancelable operating lease for its existing office space, excluding the previously subleased space, with payments beginning in July 2015.  Future minimum rental payments under the non-cancelable operating lease as of March 31, 2016, were as follows:
Years Ending September 30,
2016 (six months)	$63,901
2017	130,036
2018	111,340

$305,277

The Company's rent expense under the new non-cancelable operating lease for six months ended March 31, 2016, was approximately $62,000.
During February 2016, the Company entered into an agreement with one if its vendors to purchase a minimum of $200,000 of inventory per quarter through January 2018.
During February 2016, the Company redeemed all of its Series F preferred stock in exchange for 10,000,000 shares of common stock and $5,900,000 of notes payable (see Note 12).  As part of the redemption, the Company exchanged warrants held by the Series F stockholders for the purchase of 5,534,097 shares of common stock for new warrants to purchase the same number of shares with different terms.  As part of the redemption, the Company may be required to issue additional warrants for the purchase of up to 8,000,000 shares of common stock upon three events of default on the notes payable (see Note 18).
During February 2016, the Company converted notes payable and accrued interest payable to an entity controlled by a former Executive Chairman of the Board of Directors into a convertible note payable  (see Note 12).  The Company may be required to issue 734,489 shares of common stock if the note is not paid by maturity.
During February 2016, the Company amended notes payable to an entity controlled by an officer of the Company to subordinate to notes payable also issued during February 2016, reduced the conversion price per share to $0.06 per share and limited the shares into which it is convertible (see Note 12).  The Company may be required to issue 4,203,389 shares of common stock if the note is not paid by maturity.
On May 28, 2015, an investor of the Company filed a lawsuit claiming damages of $1,000,000 exclusive of interest and costs against the Company, its Executive Chairman, an entity controlled by its former Executive Chairman, and 4G Biometrics, a wholly owned subsidiary of the Company, for breach of contract.  The Company has engaged legal counsel regarding the matter.  As the lawsuit is in its early stages, it is not possible to predict the outcome of the matter.  The Company intends to vigorously dispute the claims and believes it has meritorious defenses.
On November 4, 2015, the Company received a demand for payment of $275,000 from a former employee of the Company and former principal of 4G Biometrics whose employment was terminated for cause.  On December 4, 2015, the Company filed a complaint against the former owners of 4G Biometrics, including this former employee, seeking damages in excess of $300,000 related to alleged misrepresentations made to induce the Company to acquire 4G Biometrics.  Between February 4, 2016 and February 8, 2016, the Company settled the complaint with each of the former owners of 4G Biometrics and all parties released each other from all outstanding claims, including any current monetary obligations to each party, excluding one former owner of 4G Biometrics who continues to be employed by the Company.  A Stipulation for Order of Dismissal with Prejudice of all Claims and Counterclaims has been filed and is in the process of being approved.  The settlement resulted in the termination of $39,863 of related-party accounts payable.

22.	Subsequent Events
Subsequent to March 31, 2016, the Company entered into the following agreements and transactions:
(1)
During April 2016, the Company borrowed an additional $500,000 under an existing note payable agreement with a third party with interest at 12.75% per annum, maturing in March 2019.  The additional amount payable is secured by substantially all of the Company's assets under a security agreement.

(2)	During April 2016, the Company received a $200,000 cash advance from an entity controlled by an officer of the Company, which was also repaid during April 2016 with $2,600 of fees and interest.
(3)
During April 2016, the Company entered into a note payable agreement with an entity controlled by an officer of the Company for $250,000 with interest at 18% per annum, maturing in September 2016, which is subordinated to other notes payable.  In connection with the issuance of the note, the Company issued 1,000,000 shares of common stock as an origination fee, which will be amortized over the term of the note.

(4)	During May 2016, the Company issued 189,538 shares of common stock to settle accrued dividends for the Series D preferred stock.
(5)	During May 2016, the Company issued 140,365 fully vested shares of common stock to an employee for services, which are included in accrued liabilities as of March 31, 2016.
(6)	During May 2016, the Company issued 1,000,000 shares of common stock for loan origination fees, which are included in accrued liabilities as of March 31, 2016.

Item 2.                          Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to assist in better understanding our operations and our present business environment.  This MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements for the fiscal years ended September 30, 2015 and 2014, and the accompanying notes thereto, contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, and our unaudited condensed consolidated financial statements for the three and six months ended March 31, 2016 and 2015, and the accompanying notes thereto, contained in this Quarterly Report on Form 10-Q. Unless otherwise indicated, the terms "ActiveCare," the "Company," "we," and "our" refer to ActiveCare, Inc., a Delaware corporation and its subsidiaries.
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
We believe that through the technologies we have already developed and are continuing to develop, we can enhance the lives not only of the growing diabetic segment of today's population, but also the lives of other segments of the population with other chronic illnesses.
Going Concern
We have financed operations primarily through the sale of equity securities, long-term debt and short-term debt.  Until revenues are sufficient to meet our needs, we will continue to attempt to secure financing through equity or debt securities.  We continue to incur negative cash flows from operating activities and net losses.  We had minimal cash, negative working capital, and negative total equity as of March 31, 2016 and September 30, 2015, and are in default with respect to certain debt.  We determined that our goodwill of $825,894 was impaired during the fourth fiscal quarter of 2015, and it was expensed.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements included in this report on Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.
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
Our Product and Service Strategy
During the six months ended March 31, 2016, our product and service sales consisted solely of chronic illness monitoring.  During the six months ended March 31, 2015, our product and service sales fell into two distinctly different categories: chronic illness monitoring; and CareServices, or personal emergency response systems ("PERS").  In December 2014, we sold substantially all of our customer contracts and equipment leased to customers associated with our CareServices segment.  The sale of our CareServices contracts allowed us to focus solely on our Chronic Illness Monitoring segment.

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
Technology to facilitate data-driven chronic illness monitoring consists of three components: (1) biometric monitoring products and supplies, (2) medical and claims data aggregation, and (3) algorithms for the analysis of the data.  Biometric monitoring products and supplies are provided by numerous medical hardware providers and deliver a wide range of features and functionality.  ActiveCare is agnostic to any specific device requirement, and has as a core competency the ability to integrate and capture data from any 510(k) or HL7 compliant monitoring device.  Strategic relationships have been created with technology and market leaders, and evaluation of new and emerging technology partners is ongoing.  Medical and claims data is aggregated from multiple sources using a proprietary application programmatic interface and data storage architecture.  This data is analyzed to identify individual care needs of those entering the program.  Monitoring alerts, predictive informatics and individual care plans are created and managed using the ActiveCare technology platform.  Care for chronic conditions may now be performed in real-time, and outcomes may be measured on both a medical and claims cost basis.
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
Research and Development Program
During the six months ended March 31, 2016, we spent approximately $81,000, compared to $72,000 during the same period in 2015, on research and development related to chronic illness monitoring.  The research and development program focuses on ongoing improvements to methods and systems along with new technologies for the capture and analysis of data, as well as scalable architectures to migrate to production applications and deployments.
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
Fair Value of Financial Instruments
We measure the fair values of our assets and liabilities using the US GAAP hierarchy.  The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable, and accrued liabilities approximate fair values due to the short-term nature of these financial instruments. Derivative financial instruments are recorded at fair value based on current market pricing models. The carrying amounts reported for notes payable approximate fair value because the underlying instruments are at interest rates which approximate current market rates.

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
Inventory
Inventory consists of diabetic supplies and is recorded at the lower of cost or market value, cost being determined using the first-in, first-out ("FIFO") method.  Inventory held by distributors is reported as inventory until the supplies are shipped to the end user by the distributor.  We estimate an inventory reserve for obsolescence and excessive quantities.  Due to competitive pressures and technological innovation, it is possible that estimates of net realizable values could change in the near term.
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
Extinguishment of Debt
       We compare the cash outflows from a modified note payable on the date of modification to the original terms of the note payable.  The original note is derecognized and a gain or loss on the extinguishment is recognized if the present value of the cash outflows of the original note payable is 10% or more different than the modified note payable.
Revenue Recognition
For the six months ended March 31, 2015, revenues came from two sources: (1) sales of Chronic Illness Monitoring products and services; and (2) sales from CareServices.  The CareServices segment was sold in December 2014, and all other periods only reflect revenues only from Chronic Illness Monitoring.  Information regarding revenue recognition policies relating to the Chronic Illness Monitoring and CareServices business segments is contained in the following paragraphs.
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
Results of Operations
Three Months Ended March 31, 2016 and 2015
Revenues
Revenues for the three months ended March 31, 2016, were $1,597,000 compared to $1,552,000 for the same period in 2015, an increase of $45,000, or 3%.  The increase is primarily due to resupply shipments to end users who were newly enrolled during fiscal years 2015 and 2014, and sales to new customers.
Cost of Revenues
Cost of revenues for the three months ended March 31, 2016, was $1,262,000, compared to $1,089,000 for the same period in 2015, an increase of $173,000, or 16%.  The increase in cost of revenues is primarily due to increases in revenues and the reserve for inventory obsolescence.
Gross Profit
Gross profit for the three months ended March 31, 2016, was $335,000, compared to $463,000 for the same period in 2015, a decrease of $128,000 for the reasons described above.  We expect gross profit to improve throughout the remainder of fiscal year 2016 as we acquire more Chronic Illness Monitoring members and retain existing members.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2016, were $2,428,000, compared to $2,374,000 for the same period in 2015, an increase of $54,000.  Included in selling, general and administrative expenses is $1,073,000 and $1,252,000 of stock-based compensation incurred during the three months ended March 31, 2016 and 2015, respectively.  The increase in expenses incurred is primarily due to an increase in legal and professional fees expense, offset, in part, by decreases in stock-based compensation expense, payroll expense, investor relations expense and rent expense.
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2016, were $59,000, compared to $27,000 for the same period in 2015, an increase of $32,000.  We expect to continue investing in research and development as we develop new platforms for Chronic Illness Monitoring and as funds become available.

Loss on Derivatives Liability
Loss on derivatives liability for the three months ended March 31, 2016, was $2,853,000, compared to no gains or losses for the same period in 2015.  The derivatives liability recorded as of March 31, 2016, relates to variable conversion price adjustments on outstanding notes payable and warrants.
Interest Expense
Interest expense for the three months ended March 31, 2016, was $631,000, compared to $273,000 for the same period in 2015, an increase of $358,000.  The increase is primarily due to additional notes payable issued and modifications made to existing notes payable during the fiscal year ended September 30, 2015, and the six months ended March 31, 2016.
Gain (loss) on extinguishment of debt
During February 2016, we terminated notes payable to third parties with outstanding principal, net of discounts, of $697,000 and accrued interest of $39,000, for $1,123,000 in cash, and incurred fees in connection with these terminations of $50,000 to third parties and $75,000 to a related party, which resulted in a loss on extinguishment of debt of $512,000.
During February 2016, we modified notes payable to related parties to subordinate to other notes payable also issued during February 2016.  The modifications also reduced the conversion price of the related-party notes to $0.06 per common share, which was below the fair value of the stock on the date of the modifications, and limited conversion to a maximum of 29,250,000 shares of common stock.  The modifications resulted in a loss on extinguishment of debt of $2,032,000. Also during February 2016, we modified a note payable to subordinate it to notes payable also issued during February 2016, and reduced the conversion price of the modified note to $0.06 per common share, which resulted in a loss on extinguishment of debt of $381,000.
During February 2016, we modified a note payable to related parties to bifurcate the note into two notes payable.  We assigned the majority bifurcated note and part of the smaller bifurcated note to a third party, which then converted the amounts into a convertible note payable.  The fair value of the conversion feature was recorded as a derivative liability and resulted in a loss on extinguishment of debt of $182,000.
During February 2016, notes payable with outstanding principal balances totaling $350,000 plus accrued interest of $16,000 were converted into 9,287,985 shares of common stock, at $0.04 per common share, which was below the fair value of the stock on the date of conversion.  The conversion resulted in a loss on induced conversion of debt of $148,000 and a gain on extinguishment of debt of $64,000.
During January 2015, we modified a note payable to reduce the outstanding principal, net of discount, of $1,095,000 and accrued interest of $49,000 to $375,000, which resulted in a gain on extinguishment of debt of $769,000.
Loss on induced conversions of debt
During February 2016, we converted notes payable with outstanding principal balances totaling $233,333 into 5,800,000 shares of common stock, at $0.04 per common share, which was below the fair value of the Company's stock on the date of conversion.  This resulted in a loss on induced conversion of debt of $231,000.
During February 2016, we converted notes payable with outstanding principal balances totaling $350,000 plus accrued interest of $16,000 into 9,287,985 shares of common stock, at $0.04 per common share, which was below the fair value of the stock on the date of conversion.  The conversion resulted in a loss on induced conversion of debt of $148,000 and a gain on termination of debt of $64,000.
Discontinued Operations
During December 2014, we sold substantially all of our customer contracts and equipment leased to customers associated with our CareServices segment.  During the three months ended March 31, 2015, we recognized a loss from discontinued operations of $100.
Net Loss
Net loss for the three months ended March 31, 2016, was $8,772,000, compared to $1,229,000 for the same period in 2015, for the reasons described above.
Deemed Dividend on Preferred Stock
During February 2016, we redeemed all 5,361 outstanding shares of our Series F Convertible Preferred Stock ("Series F preferred stock") and related accrued dividends in exchange for 10,000,000 shares of common stock and notes payable of $5,900,000.  We also exchanged warrants held by Series F preferred stockholders for the purchase 5,534,097 shares of common stock for new warrants for the purchase of the same number of shares with new terms.  We recorded a deemed dividend of $6,484,000 as a result of these transactions.

Dividends on Preferred Stock
Dividends on preferred stock for the three months ended March 31, 2016, were $250,000, compared to $195,000 for the same period in 2015.  The increase in dividends is due to an increase in the dividend rate of the Series F preferred stock from 8% to 25%, as provided by the certificate of designation of the Series F preferred stock.
Results of Operations
Six Months Ended March 31, 2016 and 2015
Revenues
Revenues for the six months ended March 31, 2016, were $3,685,000 compared to $3,060,000 for the same period in 2015, an increase of $625,000, or 20%.  The increase is primarily due to resupply shipments to end users who were newly enrolled during fiscal years 2015 and 2014, and sales to new customers.
Cost of Revenues
Cost of revenues for the six months ended March 31, 2016, was $2,855,000, compared to $2,292,000 for the same period in 2015, an increase of $563,000, or 25%.  The increase in cost of revenues is primarily due to an increase in revenue and the cost of warranty liabilities, offset, in part, by a reduction in the reserve for inventory obsolescence during the six months ended March 31, 2016.
Gross Profit
Gross profit for the six months ended March 31, 2016, was $829,000, compared to $768,000 for the same period in 2015, an increase of $61,000 for the reasons described above.  We expect gross profit to improve throughout the remainder of fiscal year 2016 as we acquire more Chronic Illness Monitoring members and retain existing members.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended March 31, 2016, were $4,774,000, compared to $4,725,000 for the same period in 2015, an increase of $49,000.  Included in selling, general and administrative expenses is $2,253,000 and $2,422,000 of stock-based compensation incurred during the six months ended March 31, 2016 and 2015, respectively.  The increase in expenses incurred is primarily due to an increase in legal and professional fees expense, offset, in part, by decreases in stock-based compensation expense, payroll expense, investor relations expense and rent expense.
Research and Development Expenses
Research and development expenses for the six months ended March 31, 2016, were $81,000, compared to $72,000 for the same period in 2015, an increase of $9,000.  We expect to continue investing in research and development as we develop new platforms for Chronic Illness Monitoring and as funds become available.
Gain (Loss) on Derivatives Liability
Loss on derivatives liability for the six months ended March 31, 2016, was $2,807,000, compared to a gain of $106,000 for the same period in 2015.  The derivatives liability recorded as of March 31, 2016, relates to variable conversion price adjustments on outstanding notes payable and warrants.  The gain on derivatives liability recorded during the six months ended March 31, 2015, relates to a variable conversion feature for the Series F preferred stock associated with a milestone adjustment that occurred during the quarter ended December 31, 2014.  This adjustment eliminated the variable conversion feature of Series F preferred stock.
Interest Expense
Interest expense for the six months ended March 31, 2016, was $1,122,000, compared to $624,000 for the same period in 2015, an increase of $498,000.  The increase is primarily due to additional notes payable issued and modifications made to existing notes payable during the fiscal year ended September 30, 2015, and the six months ended March 31, 2016.
Gain (loss) on extinguishment of debt
During February 2016, we terminated notes payable to third parties with outstanding principal, net of discounts, of $697,000 and accrued interest of $39,000, for $1,123,000 in cash, and incurred fees of $50,000 to third parties and $75,000 to a related party, which resulted in a loss on extinguishment of debt of $512,000 in connection with these terminations.
During February 2016, we modified notes payable to related parties to subordinate to notes payable also issued during February 2016.  The modifications also reduced the conversion price to $0.06 per common share, which was below the fair value of the stock on the date of the modifications, and limited conversion to a maximum of 29,250,000 shares of common stock, which was below the fair value of the stock on the date of the modifications.  The modifications resulted in a loss on extinguishment of debt of $2,032,000. Also during February 2016, we modified a note payable to subordinate to notes payable also issued during February 2016, reducing the conversion price to $0.06 per common share, which resulted in a loss on extinguishment of debt of $381,000.

During February 2016, we modified a note payable to related parties to bifurcate the note into two notes payable.  We assigned the majority bifurcated note and part of the smaller bifurcated note to a third party, which then converted the amounts into a convertible note payable.  The fair value of the conversion feature was recorded as a derivative liability and resulted in a loss on extinguishment of debt of $182,000.
During February 2016, notes payable with outstanding principal balances totaling $350,000 plus accrued interest of $16,000 were converted into 9,287,985 shares of common stock, at $0.04 per common share, which was below the fair value of the stock on the date of conversion.  The conversion resulted in a loss on induced conversion of debt of $148,000 and a gain on extinguishment of debt of $64,000.
During January 2015, we modified a note payable to reduce the outstanding principal, net of discount, of $1,095,000 and accrued interest of $49,000 to $375,000, which resulted in a gain on extinguishment of debt of $769,000.
Loss on induced conversions of debt
During February 2016, we converted notes payable with outstanding principal balances totaling $233,333 into 5,800,000 shares of common stock, at $0.04 per common share, which was below the fair value of the Company's stock on the date of conversion, which resulted in a loss on induced conversion of debt of $231,000.
During February 2016, we converted notes payable with outstanding principal balances totaling $350,000 plus accrued interest of $16,000 into 9,287,985 shares of common stock, at $0.04 per common share, which was below the fair value of the stock on the date of conversion.  The conversion resulted in a loss on induced conversion of debt of $148,000 and a gain on extinguishment of debt of $64,000.
Discontinued Operations
During December 2014, we sold substantially all of our customer contracts and equipment leased to customers associated with our CareServices segment.  During the six months ended March 31, 2015, we recognized a loss from discontinued operations of $188,000.
Net Loss
Net loss for the six months ended March 31, 2016, was $11,091,000, compared to $3,752,000 for the same period in 2015, for the reasons described above.
Deemed Dividend on Preferred Stock
During February 2016, we redeemed all 5,361 outstanding shares of our Series F preferred stock and related accrued dividends in exchange for 10,000,000 shares of common stock and notes payable of $5,900,000.  We also exchanged warrants held by Series F preferred stockholders for the purchase 5,534,097 shares of common stock for new warrants for the purchase of the same number of shares with new terms.  We recorded a deemed dividend of $6,484,000 as a result of these transactions.
Dividends on Preferred Stock
Dividends on preferred stock for the six months ended March 31, 2016, were $653,000, compared to $390,000 for the same period in 2015.  The increase in dividends is due to an increase in the dividend rate of the Series F preferred stock from 8% to 25%, as provided by the certificate of designation of the Series F preferred stock.
Liquidity and Capital Resources
Our primary sources of liquidity are the proceeds from the sale of our equity securities and debt.  We have not historically financed operations from cash flows from operating activities.  We anticipate that we will continue to seek funding to supplement revenues from the sale of our products and services through the sale of equity and debt securities until we achieve positive cash flows from operating activities.
Our cash balance as of March 31, 2016, was $147,000.  At that time, we had a working capital deficit of $15,840,000, compared to a working capital deficit of $5,424,000 as of September 30, 2015.  The increase in working capital deficit is primarily due to reductions in inventory and additions to accrued liabilities, notes payable, and derivatives liabilities related to the issuance of notes payable, and related-party notes payable becoming current, offset, in part, by reductions in accounts payable and additions to prepaid expenses related to fees associated with a line of credit.
Operating activities for the six months ended March 31, 2016, used cash of $2,244,000, compared to $421,000 for the same period in 2015.  The increase in cash used in operating activities is primarily due to the increase in accounts receivable and decrease in accounts payable during the six months ended March 31, 2016, compared to the respective decrease in accounts receivable and increase in accounts payable during the same period in 2015, offset, in part, by the decrease in inventory during the six months ended March 31, 2016, compared to the same period in 2015.

Investing activities for the six months ended March 31, 2016, used cash of $4,000, compared to cash provided by investing activities of $469,000 for the same period in 2015.  The decrease in cash provided by investing activities is primarily due to the sale of substantially all of our customer contracts and equipment leased to customers associated with CareServices in December 2014.
Financing activities for the six months ended March 31, 2016, provided cash of $2,224,000, compared to $259,000 for the same period in 2015. The increase in cash provided by financing activities is primarily due to the net increase in proceeds from the issuance of debt during the six months ended March 31, 2016, compared to the same period in fiscal year 2015, offset, in part, by a net increase in principal payments on debt during the six months ended March 31, 2016, compared to the same period in fiscal year 2015.
We had an accumulated deficit as of March 31, 2016, of $110,069,000, compared to $91,840,000 as of September 30, 2015.  Our total stockholders' deficit as of March 31, 2016, was $23,488,000 compared to $8,608,000 as of September 30, 2015.  These changes were primarily due to our net loss and the redemption of preferred stock for notes payable, new warrants, and shares of common stock, offset, in part, by the issuance of additional shares of common stock for the conversion of notes payable during the six months ended March 31, 2016.
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
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15sets forth management's responsibility to evaluate, each reporting period, whether there is substantial doubt about the company's ability to continue as a going concern, and if so, to provide related disclosures. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, which will be effective for the Company for the quarter ending December 31, 2017. We are assessing the impact, if any, of implementing this guidance on our evaluation of going concern.
In November 2014, the FASB issued ASU 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. ASU 2014-16clarifies how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, ASU 2014-16 clarifies that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of a host contract. ASU 2014-16is effective for fiscal years and interim periods beginning after December 15, 2015, which will be effective for the Company for the quarter ending December 31, 2016. We are assessing the impact, if any, of implementing this guidance on our consolidated financial position, results of operations and liquidity.
In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The purpose of ASU 2015-10 is to clarify guidance, correct unintended application of guidance, or make minor improvements to guidance. ASU 2015-10 is effective for fiscal years and interim periods beginning after December 15, 2015, which will be effective for the Company for the quarter ending December 31, 2016. We are assessing the impact, if any, of implementing this guidance on our consolidated financial position, results of operations and liquidity.
In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory. The purpose of ASU 2015-11 is to more closely align the measurement of inventory in US GAAP with the measurement of inventory in International Financial Reporting Standards. ASU 2015-11 requires entities to measure most inventory at the "lower of cost or net realizable value." Additionally, some of the amendments are designed to more clearly articulate the requirements for the measurement and disclosure of inventory. ASU 2015-11 is effective for fiscal years and interim periods beginning after December 15, 2016, which will be effective for the Company for the quarter ending December 31, 2017. We are assessing the impact, if any, of implementing this guidance on our consolidated financial position, results of operations and liquidity.
In February 2016, the FASB issued ASU 2016-02, Leases.  The purpose of this ASU 2016-02 is to establish the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. This guidance results in a more faithful representation of the rights and obligations arising from operating and capital leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018, which will be effective for the Company for the quarter ending December 31, 2019. We are assessing the impact, if any, of implementing this guidance on our consolidated financial position, results of operations and liquidity.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting.  The purpose of ASU 2016-09 is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for fiscal years and interim periods beginning after December 15, 2016, which will be effective for the Company for the quarter ending December 31, 2017.  We are assessing the impact, if any, of implementing this guidance on our consolidated financial position, results of operations and liquidity.
Recent Developments
Subsequent to March 31, 2016, and prior to the date of this report on Form 10-Q, we entered into certain transactions to restructure our capitalization, consolidate certain obligations and obtain additional debt financing.  These transactions included the conversion of outstanding preferred stock into common stock and debt, the conversion of outstanding debentures and other notes into common stock, as well as the repayment or restructuring of debt obligations of the Company as follows:
•
We borrowed an additional $500,000 under an existing note payable agreement with Partners for Growth IV, L.P. ("PFG")  with interest at 12.75% per annum, maturing in March 2019.  The additional amount payable is secured by substantially all of our assets under a security agreement.

•
We entered into a note payable agreement with Bluestone Advisors, LLC ("Bluestone"), an affiliate of our Chief Financial Officer, Jeffrey Peterson, for $250,000 with interest at 18% per annum, maturing in September 2016, which is subordinated to a note payable and line of credit with PFG.  In connection with the issuance of the note, we issued 1,000,000 shares of common stock to Bluestone as an origination fee, the fair value of which will be amortized over the term of the note.

•	We received a $200,000 cash advance from Bluestone, which was also repaid during April 2016, with $2,600 of fees and interest.
•
We issued 189,538 shares of common stock to settle accrued dividends for Series D preferred stock.  Of these shares, 152,853 were issued to Tyumen Holdings, LLC, an entity affiliated with our Chief Financial Officer, Jeffrey Peterson.

•	We issued 140,365 fully vested shares of common stock to an employee for services which are included in accrued liabilities as of March 31, 2016.
•	We issued 1,000,000 shares of common stock for loan origination fees to a third party, the fair value of which is included in accrued liabilities as of March 31, 2016.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective, for the reasons discussed below.
During the audit process for the year ended September 30, 2015 and the review process for the three months ended March 31, 2016, management identified material weaknesses in internal control over financial reporting as follows:
Control Environment
We did not maintain an effective internal control environment over financial reporting during the year ended September 30, 2015. Specifically, we concluded that we did not have appropriate controls in the following areas:

•	Ineffective controls over the accounting for debt extinguishments and impairment of goodwill
•	Ineffective controls over segregation of access to the accounting information system and the payroll system

We did not maintain an effective internal control environment over financial reporting during the three months ended March 31, 2016. Specifically, we concluded that we did not have appropriate controls in the following areas:

•	Ineffective controls over segregation of access to the accounting information system and the payroll system
•	Ineffective controls over the accounting for debt issuance costs and derivatives

Financial Reporting Process
We are in the process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff. Our management, audit committee, and directors will continue to work to ensure that our controls and procedures become adequate and effective.
Changes in Internal Control over Financial Reporting
During the six months ended March 31, 2016, management improved certain procedures related to internal controls over financial reporting.

PART II – OTHER INFORMATION
Item 1.                          Legal Proceedings
On May 28, 2015, an investor of the Company filed a lawsuit claiming damages of $1,000,000 exclusive of interest and costs against the Company, our Executive Chairman, an entity controlled by our former Executive Chairman, and 4G Biometrics, a wholly owned subsidiary of the Company, for breach of contract.  We have engaged legal counsel regarding the matter.  As the lawsuit is in its early stages, it is not possible to predict the outcome of the matter.  We intend to vigorously dispute the plaintiff's claims and believe we have meritorious defenses.
On November 4, 2015, we received a demand for payment of $275,000 from a former employee of the Company and former principal of 4G Biometrics whose employment was terminated for cause.  On December 4, 2015, we filed a complaint against the former owners of 4G Biometrics, including this former employee, seeking damages in excess of $300,000 related to alleged misrepresentations made to induce us to acquire 4G Biometrics.  Between February 4, 2016 and February 8, 2016, we settled the complaint with each of the former owners of 4G Biometrics, and all parties released each other from all outstanding claims, including any current monetary obligations to each party, excluding one former owner of 4G Biometrics who continues to be employed by the Company.  A Stipulation for Order of Dismissal with Prejudice of all Claims and Counterclaims has been filed and is in the process of being approved by the court.  The settlement resulted in the termination of $39,863 of related-party accounts payable.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
During the three months ended March 31, 2016, we issued the following shares of common stock without registration under the Securities Act of 1933 (the "Securities Act"):
(1)	15,087,985 shares to lenders to settle notes payable and related accrued interest; the fair value of the shares on the date of grant was $1,395,851;
(2)	500,000 shares for future services to be provided by an independent consultant; the fair value of the shares at the date of grant was $85,000;
(3)	867,682 shares to employees for services rendered and bonuses; the fair value of the shares on the date of grant was $26,550;
(4)	1,000,000 shares for services provided by independent consultants; the fair value of the shares on the date of grant was $120,000;
(5)	10,000,000 shares to the Series F preferred stockholders as part of the redemption of Series F preferred stock; the fair value of the common stock on the date of grant was $1,600,000;
(6)	1,041,666 shares were issued in exchange for shares that were returned and cancelled during the same period. The fair value of the shares when originally issued was $121,250;
(7)	250,000 shares as consideration for the extension of notes payable; the fair value of the shares on the date of grant was $31,250;
(8)	37,113 shares to settle accrued dividends for Series D preferred stock; the fair value of the shares on the date of grant was $1,434.
The securities issued in the above transactions were issued to accredited investors, existing stockholders or affiliates of the Company, and the offer and sale of those securities were not registered under the Securities Act in reliance upon exemptions from registration, including the exemptions for non-public offers and sales of securities under Section 4(a)(2) of the Securities Act and rules and regulations promulgated thereunder.
Item 3.                          Defaults Upon Senior Securities
As of the date of this report, notes payable due to unrelated parties with total principal amounts of $64,000 are past due, in default, and unpaid.  In addition, notes payable due to related parties with total principal amounts of $57,000 are past due, in default and unpaid.  We intend to make payments on these notes payable as funds are available.
Item 5.                          Other Information
None.

Item 6. Exhibits
Exhibit Number                                                                                    Description

(3)(i)(1)	Articles of Incorporation*

(3)(i)(2)	Articles of Amendment to Articles of Incorporation*

(3)(i)(3)	Articles of Amendment to Articles of Incorporation for Change of Name**

(3)(i)(4)	Certificate of Incorporation filed with Delaware July 15, 2009**

(3)(i)(5)	Designation of Rights and Preferences for Series A Convertible Preferred Stock***

(3)(i)(6)	Amended and Restated Certificate of Designation of Rights and Preferences for Series A Convertible Preferred Stock+

(3)(i)(7)	Certificate of Designation of Rights and Preferences of Series B Convertible Preferred Stock+

(3)(i)(8)	Certificate of Designation of Rights and Preferences of Series C Preferred Stock [?]

(3)(i)(9)	Certificate of Designation of Rights and Preferences of Series D Preferred Stock [?]

(3)(i)(10)	Certificate of Designation of Rights and Preferences of Series E Preferred Stock [?]

(3)(i)(11)	Certificate of Designations of Preferences, Rights and Limitations of Series F Variable Rate Convertible Preferred Stock++

(3)(i)(12)	Amendment to Certificate of Designations of Preferences, Rights and Limitations of Series F Variable Rate Convertible Preferred Stock+++

(3)(ii)(1)	Bylaws*

(3)(ii)(2)	Amended and Restated Bylaws**

(4)	Specimen of common stock certificate#

(4)(i)	Form of Stock Purchase Warrant #

10(i)	Form of Loan and Security Agreement between ActiveCare, Inc. and Partners for Growth IV, L.P. dated February 19, 2016#

10(ii)	Form of Exchange Agreement by and among ActiveCare, Inc. and the Holders of ActiveCare Series F Convertible Preferred Stock#

10(iii)	Form of Notice of Conversion by and among ActiveCare, Inc. and the Holders of ActiveCare 12% Subordinated Convertible Promissory Notes#

10(iv)	Form of Merchant Agreement dated February 11, 2016#

10(v)	Form of Settlement Agreement dated February 9, 2016#

10(vi)	Form of Addendum #1 to Settlement Agreement by and among ActiveCare, Inc. and Bluestone Advisors, LLC#

10(vii)	Form of Secured Convertible Promissory Note by and among ActiveCare, Inc. and ADP Management Corporation#

10(viii)	Form of Secured Convertible Promissory Note by and among ActiveCare, Inc. and Tonaquint, Inc.#

10(ix)	Form of Asset Purchase and Sale Agreement dated November 2, 2015#

10(x)	Form of Addendum to Note Payable dated February 16, 2016#

10(xi)	Form of Debenture Agreement by and among ActiveCare, Inc. and the Holders of ActiveCare Series F Convertible Preferred Stock#

10(xii)	Form of Warrant Agreements by and among ActiveCare, Inc. and the Holders of ActiveCare Series F Convertible Preferred Stock#

10(xiii)	Form of Warrant Agreements related to the Partners for Growth Loan and Security Agreement#

10(xiiv)	Amended and restated consulting agreement with ADP Management

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed
**	Previously filed as exhibit to 10-K for the year ended September 30, 2009
***	Previously filed as exhibit to 8-K, September 11, 2009
+	Previously filed as exhibit to 8-K, March 29, 2010
++	Previously filed as exhibit to 8-K, December 18, 2013
+++	Previously filed as part of Definitive Information Statement on Form 14C, May 21, 2014
#	Previously filed as exhibit to 10-Q for the three months ended December 31, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ActiveCare, Inc.

/s/ James J. Dalton
James J. Dalton Chief Executive Officer (Principal Executive Officer)

Date: May 23, 2016

/s/ Jeffrey S. Peterson
Jeffrey S. Peterson Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 23, 2016