Form 10-Q
period 2016-06-30
ACTIVECARE, INC.
filed 2016-08-18
CIK 1429896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-53570

ACTIVECARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0578125
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1365 West Business Park Drive
Orem, UT 84058
(Address of principal executive offices)

(877) 219-6050
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of August 18, 2016, the registrant had 110,035,710 shares of common stock outstanding.

ActiveCare, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	September 30,
	2016	2015
Assets

Current assets:
Cash	$143,429	$172,436
Accounts receivable, net	981,325	936,866
Inventory	328,361	742,471
Prepaid expenses and other	330,774	523,561

Total current assets	1,783,889	2,375,334

Property and equipment, net	101,603	135,770
Deposits and other assets	17,846	17,846
Domain name, net	9,474	10,010

Total assets	$1,912,812	$2,538,960

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable	$1,101,693	$4,493,211
Accounts payable, related party	189,236	162,797
Accrued liabilities	1,711,407	743,967
Current portion of notes payable	3,332,513	1,259,916
Current portion of notes payable, related party	3,864,763	492,495
Dividends payable	580,319	567,350
Derivatives liability	2,483,991	79,347

Total current liabilities	13,263,922	7,799,083

Notes payable, net of current portion	7,751,884	-
Notes payable, related party, net of current portion	-	3,348,251

Total liabilities	21,015,806	11,147,334

Stockholders' deficit:
Preferred stock, $.00001 par value: 10,000,000 shares authorized; 45,000 shares of Series D; 70,070 shares of Series E; and 0 and 5,361 shares of Series F outstanding, respectively	1	1
Common stock, $.00001 par value: 200,000,000 shares authorized; 110,035,710 and 78,113,971 shares outstanding, respectively	1,100	781
Additional paid-in capital, common and preferred	87,660,970	83,231,002
Accumulated deficit	(106,765,065)	(91,840,158)

Total stockholders' deficit	(19,102,994)	(8,608,374)

Total liabilities and stockholders' deficit	$1,912,812	$2,538,960

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues:
Chronic illness monitoring supplies revenues	$1,858,926	$1,891,881	$4,972,196	$4,683,530
Chronic illness monitoring fee revenues	317,156	145,371	888,453	413,941
Total Chronic illness monitoring revenues	2,176,082	2,037,252	5,860,649	5,097,471

Cost of revenues:
Chronic illness monitoring supplies cost of revenues	1,269,828	1,674,317	3,878,972	3,675,800
Chronic illness monitoring fee cost of revenues	112,486	103,986	358,436	394,409
Total Chronic illness monitoring cost of revenues	1,382,314	1,778,303	4,237,408	4,070,209

Gross profit	793,768	258,949	1,623,241	1,027,262

Operating expenses:
Selling, general and administrative (including $1,004,211, $1,725,930, $3,257,614 and $4,148,228, respectively, of stock-based compensation)	2,169,603	2,986,953	6,944,098	7,712,427
Research and development	57,611	15,868	139,023	88,024

Total operating expenses	2,227,214	3,002,821	7,083,121	7,800,451

Loss from operations	(1,433,446)	(2,743,872)	(5,459,880)	(6,773,189)

Other income (expense):
Interest expense, net	(813,517)	(164,692)	(1,935,486)	(788,682)
Gain (loss) on extinguishment of debt	(15,393)	-	(3,058,809)	769,449
Gain (loss) on liability settlements	8,859	(288,569)	295,099	(10,017)
Gain on derivatives liability	5,603,411	-	2,796,542	106,444
Loss on induced conversions of debt	-	-	(379,132)	-
Gain (loss) on disposal of property and equipment	-	-	245	(42,336)
Other income	-	36,611	-	12,985
Gain on lease termination	-	91,692	-	91,692

Total other income (expense), net	4,783,360	(324,958)	(2,281,541)	139,535

Income (loss) from continuing operations	3,349,914	(3,068,830)	(7,741,421)	(6,633,654)

Gain (loss) from discontinued operations	-	5,284	-	(182,281)

Net income (loss)	3,349,914	(3,063,546)	(7,741,421)	(6,815,935)

Deemed dividends on redemption of preferred stock	-	-	(6,484,236)	-
Deemed dividends on conversion of accrued dividends to common stock	-	(301,097)	-	(301,097)
Dividends on preferred stock	(45,781)	(266,599)	(699,250)	(656,836)

Net income (loss) attributable to common stockholders	$3,304,133	$(3,631,242)	$(14,924,907)	$(7,773,868)

Net income (loss) per common share - basic
Continuing operations	$0.03	$(0.07)	$(0.16)	$(0.16)
Discontinued operations	-	0.00	-	(0.00)

Net income (loss) per common share	$0.03	$(0.07)	$(0.16)	$(0.16)

Net loss per common share - diluted
Continuing operations	$(0.01)	$(0.07)	$(0.17)	$(0.16)
Discontinued operations	-	0.00	-	(0.00)

Net income (loss) per common share	$(0.01)	$(0.07)	$(0.17)	$(0.16)

Weighted average common shares outstanding – basic	108,783,000	52,206,000	91,477,000	49,150,000
Weighted average common shares outstanding – diluted	129,972,000	52,206,000	100,952,000	49,150,000

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(7,741,421)	$(6,815,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on extinguishment of debt	3,058,809	(769,449)
Gain on derivatives liability	(2,796,542)	(106,444)
Stock-based compensation expense	2,801,432	3,464,401
Amortization of debt discounts	904,115	667,588
Loss on induced conversions of debt	379,132	-
Stock and warrants issued for services	456,182	683,827
Depreciation and amortization	39,353	277,135
Loss (gain) on disposal of property and equipment	(245)	42,336
Loss (gain) on liability settlements	(295,099)	10,017
Gain on lease termination	-	(91,692)
Changes in operating assets and liabilities:
Accounts receivable	(44,459)	532,951
Inventory	414,110	515,428
Prepaid expenses and other assets	(178,053)	1,094
Accounts payable	(732,265)	650,607
Accrued liabilities	931,492	192,173

Net cash used in operating activities	(2,803,459)	(745,963)

Cash flows from investing activities:
Proceeds from sale of property and equipment	600	938
Purchases of property and equipment	(5,004)	(10,267)
Proceeds from sale of discontinued operations	-	478,738

Net cash (used in) provided by investing activities	(4,404)	469,409

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	5,709,287	800,000
Proceeds from issuance of related-party notes payable, net	250,000	-
Proceeds from issuance of warrants in connection with notes payable	2,967	-
Principal payments on related-party notes payable	(7,795)	-
Principal payments on notes payable	(3,175,603)	(641,299)

Net cash provided by financing activities	2,778,856	158,701

Net decrease in cash	(29,007)	(117,853)
Cash, beginning of the period	172,436	197,027

Cash, end of the period	$143,429	$79,174

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Nine Months Ended
	June 30,
	2016	2015
Supplemental Cash Flow Information:
Cash paid for interest	$191,943	$16,107

Non-Cash Investing and Financing Activities:
Deemed dividend on the redemption of preferred stock and accrued dividends for notes payable, common stock and exchange of warrants	$6,484,236	$-
Conversion of accounts payable and accrued liabilities to notes payable	2,555,189	100,000
Dividends on preferred stock and related interest	699,250	656,837
Assignment of related-party notes payable to an unrelated third party	263,082	-
Issuance of common stock for consulting services	227,500	600,000
Issuance of common stock options for loan origination fees	201,058	-
Accrual of a liability to issue common stock options for loan origination fees	130,246	-
Cancellation and reissuance of shares of common stock	121,250	-
Conversion of related-party accounts payable and accrued liabilities to related-party notes payable	84,404	105,000
Issuance of common stock options for related-party loan origination fees	70,000	-
Issuance of stock for loan extension fees	31,250	-
Accrual of a liability to issue common stock for loan amendment fees	28,500	-
Issuance of common stock for dividends	12,434	963,034
Accrual of a liability to issue common stock for past and future consulting services	7,600	-

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation
The unaudited interim condensed consolidated financial statements of ActiveCare, Inc. (the "Company" or "ActiveCare") have been prepared in accordance with Article 8 of Regulation S-X, promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles ("US GAAP") have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2016 and September 30, 2015, and the results of its operations for the three and nine months ended June 30, 2016 and 2015 and its cash flows for the nine months ended June 30, 2016 and 2015.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company's Annual Report on Form 10-K for the year ended September 30, 2015.  The results of operations for the three and nine months ended June 30, 2016 may not be indicative of the results for the full fiscal year ending September 30, 2016.
Going Concern
The Company continues to incur negative cash flows from operating activities and net losses.  The Company had minimal cash, negative working capital and negative total equity as of June 30, 2016 and September 30, 2015, and is in default with respect to certain debt.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Reclassifications
Certain prior year amounts have been reclassified to conform to the current period's presentation. The reclassifications had no effect on the previously reported net loss.
2.	Discontinued Operations
In December 2014, the Company sold substantially all of its customer contracts and equipment leased to customers associated with its CareServices segment.  The sale included all segment assets that generated revenue related to the CareServices segment.  The Company no longer holds any ownership interest in these assets and has ceased incurring costs related to the operations and development of the CareServices segment.  This segment was engaged in the business of developing, distributing and marketing mobile health monitoring and concierge services to distributors and consumers.  The debt secured by the CareServices customer contracts was amended in January 2015, December 2015 and subsequent to June 30, 2016, and remains an obligation of the Company (see Notes 12 and 22).  There were no material liabilities of discontinued operations.

As a result of the sale of the CareServices assets, the Company has reflected this segment as discontinued operations in the condensed consolidated financial statements for the three and nine months ended June 30, 2015.  The following table summarizes certain operating data for discontinued operations for the three months ended June 30:
	2016	2015
Revenues	$-	$5,284

Cost of revenues	-	-

Gross profit	-	5,284

Selling, general and administrative expenses	-	-

Gain from discontinued operations	$-	$5,284
The following table summarizes certain operating data for discontinued operations for the nine months ended June 30:
	2016	2015
Revenues	$-	$150,576

Cost of revenues	-	(121,647)

Gross profit	-	28,929

Selling, general and administrative expenses	-	(211,210)

Loss from discontinued operations	$-	$(182,281)
3.	Net Income (Loss) per Common Share

Basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.

Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss available to common stockholders by the sum of the weighted average number of common shares outstanding and the weighted-average dilutive common share equivalents outstanding.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Common share equivalents consist of shares issuable upon the exercise of common stock warrants and options, shares issuable from restricted stock grants, and shares issuable pursuant to convertible notes and convertible Series D, Series E and Series F preferred stock.  The following table reflects the calculation of basic and diluted net income per share from continuing operations for the three and nine months ended June 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss), excluding discontinued operations	$3,304,133	$(3,636,526)	$(14,924,907)	$(7,591,587)
Effect of dilutive securities on net income (loss):
Common stock options and warrants	(2,427,640)	-	-	-
Convertible debt	(1,860,373)	-	(1,790,407)	-

Total net loss for purpose of calculating diluted net income (loss) per share	$(983,880)	$(3,636,526)	$(16,715,314)	$(7,591,587)

Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income (loss) per share	108,783,000	52,206,000	91,477,000	49,150,000
Weighted-average effect of dilutive securities:
Common stock options and warrants	1,522,000	-	-	-
Convertible debt	19,667,000	-	9,475,000	-

Total shares for purpose of calculating diluted net loss per share	129,972,000	52,206,000	100,952,000	49,150,000

Net income (loss) per share:
Basic	$0.03	$(0.07)	$(0.16)	$(0.16)
Diluted	$(0.01)	$(0.07)	$(0.17)	$(0.16)

The effect of dilutive securities on the numerator for purposes of calculating diluted loss per share is related to the common stock options and warrants and convertible debt is mainly due to the reduction of the gain on derivatives liability.  The following table reflects the calculation of basic and diluted net income per share from discontinued operations for the three and nine months ended June 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Gain (loss) from discontinued operations	$-	$5,284	$-	$(182,281)

Number of shares used in per share calculations:
Total shares for purposes of calculating basic net income (loss) per share	108,783,000	52,206,000	91,477,000	49,150,000
Weighted-average effect of dilutive securities:
Common stock options and warrants	1,522,000	-	-	-
Convertible debt	19,667,000	-	9,475,000	-

Total shares for purpose of calculating diluted net income (loss) per share	129,972,000	52,206,000	100,952,000	49,150,000

Net income (loss) per share:
Basic	$-	$0.00	$-	$(0.00)
Diluted	$-	$0.00	$-	$(0.00)

As of June 30, 2016 and 2015, there were certain outstanding common share equivalents, respectively, that were not included in the computation of Diluted EPS as their effect would be anti-dilutive for the respective three and nine months then ended.  The common stock equivalents outstanding consist of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Common stock options and warrants	11,946,351	9,567,551	21,186,701	9,567,551
Series D convertible preferred stock	225,000	225,000	225,000	225,000
Series E convertible preferred stock	477,834	477,830	477,834	477,830
Series F convertible preferred stock	-	16,065,328	-	16,065,328
Convertible debt	47,899,372	1,146,010	47,899,372	1,146,010
Restricted shares of common stock	7,500	7,500	7,500	7,500
Liability to issue common stock	1,122,826	-	1,122,826	-

Total common stock equivalents	61,678,883	27,489,219	70,919,233	27,489,219

4.	Recent Accounting Pronouncements
In May 2014, August 2015 and May 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, ASU 2015-14 Revenue from Contracts with Customers, Deferral of the Effective Date, and ASU 2016-12 Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, respectively, which implement ASC Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under US GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein, which will be effective for the Company for the quarter ending December 31, 2018. Early adoption is permitted for annual periods beginning after December 15, 2016. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.
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
In April 2015 and August 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting,  respectively. The ASUs require that debt issuance costs related to a recognized debt liability, with the exception of those related to line-of-credit arrangements, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. These ASUs are effective for fiscal years and interim periods beginning after December 15, 2015, which will be effective for the Company for the quarter ending December 31, 2016. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this new guidance is not expected to have a material impact on the Company's consolidated financial statements and disclosures.
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
Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer's financial condition, age of the customer's receivables and changes in payment histories.  Accounts receivable are written off when management determines the likelihood of collection is remote.  A receivable is considered to be past due if any portion of the receivable balance has not been received by the contractual payment date.  Interest is not charged on accounts receivable that are past due.  The Company recorded an allowance for doubtful accounts of $60,397 and $30,495 as of June 30, 2016 and September 30, 2015, respectively.
6.	Inventory
Inventory is recorded at the lower of cost or market value, cost being determined using the first-in, first-out ("FIFO") method. Inventory consists of diabetic supplies.  Inventory held by distributors is reported as inventory until the supplies are shipped to the end user by the distributor.  The Company estimates an inventory reserve for obsolescence and excessive quantities.  Due to competitive pressures and technological innovation, it is possible that estimates of net realizable values could change in the near term.  During the nine months ended June 30, 2016, the Company disposed of $298,202 of inventory for which a reserve for obsolescence had previously been recorded.  Inventory consists of the following as of:

	June 30, 2016	September 30, 2015
Finished goods	$630,607	$206,038
Finished goods held by distributors	-	1,350,368

Total inventory	630,607	1,556,406

Inventory reserve	(302,246)	(813,935)

Net inventory	$328,361	$742,471

7.	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of:
	June 30, 2016	September 30, 2015
Prepaid legal and professional fees	$130,714	$2,500
Prepaid consulting services	97,021	291,648
Prepaid information technology services	38,214	9,810
Line of credit acquisition fees	36,600	-
Prepaid insurance	14,981	5,942
Other	13,244	8,661
Prepaid employee services	-	205,000

Total prepaid expenses and other current assets	$330,774	$523,561

8.	Customer Contracts
The Company amortized the cost of Chronic Illness Monitoring customer contracts of $214,106 acquired during 2012 over their estimated useful lives through 2014.  As of June 30, 2016 and September 30, 2015, the cost associated with these customer contracts was fully amortized and, therefore, there was no amortization expense related to these contracts for the nine months ended June 30, 2016 and 2015.
The Company sold substantially all of the CareServices customer contracts during December 2014.  Amortization expense related to customer contracts in the CareServices segment for the nine months ended June 30, 2016 and 2015, was $0 and $179,648, respectively.
9.	Patents
Amortization expense for the nine months ended June 30, 2016 and 2015, was $0 and $31,718, respectively.  As of June 30, 2016 and September 30, 2015, patents totaling $514,046 have been fully amortized.
10.	Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets, which range between 3 and 7 years.  Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the terms of the lease.  Expenditures for maintenance and repairs are expensed as incurred.  Upon the sale or disposal of property and equipment, any gains or losses are included in operations.  Property and equipment consisted of the following as of:

	June 30, 2016	September 30, 2015
Software	$100,574	$100,574
Leasehold improvements	98,023	98,023
Furniture	68,758	68,758
Equipment	49,772	59,754

Total property and equipment	317,127	327,109

Accumulated depreciation and amortization	(215,524)	(191,339)

Property and equipment, net	$101,603	$135,770
Assets to be disposed of are reported at the lower of their carrying amounts or fair values, less the estimated costs to sell or dispose.  During the nine months ended June 30, 2016, the Company recorded a gain on the disposal of property and equipment of $245, and a loss of  $42,336 during the same period in 2015.  During December 2014, the Company sold all of its equipment leased to customers (see Note 2).  Depreciation expense for the nine months ended June 30, 2016 and 2015, was $38,817 and $65,234, respectively.

11.	Accrued Liabilities
Accrued liabilities consisted of the following as of:
	June 30, 2016	September 30, 2015
Interest	$865,271	$190,045
Payroll	196,222	270,974
Deferred revenue	152,420	147,344
Liability to issue warrants	130,246	-
Liability to issue common stock	107,254	40,000
Warranty liability	96,190	-
Commissions and fees	82,190	64,432
Other	81,614	31,172

Total accrued liabilities	$1,711,407	$743,967

12.	Notes Payable
The Company had the following notes payable outstanding as of:
	June 30, 2016	September 30, 2015
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
	$5,900,000	$-

Unsecured note payable with a vendor with interest at 0.65% per annum, due January 2018, issued in March 2016 upon the conversion of $2,523,937 in accounts payable to the vendor.	2,373,937	-

Secured note payable to a third party with interest at 12.75% per annum, due February 2019.  The note is secured by the assets of the Company and may go into default in the event other notes payable go into default subsequent to the effective date of the note.  The Company entered into the note payable agreement in conjunction with a line of credit.  The Company initially borrowed $1,500,000 and may borrow additional amounts under the note payable agreement up to a total balance of $3,000,000 as the Company meets certain milestones.  The interest rate may also reduce to 11.25% per annum as the Company meets certain milestones.  In conjunction with the note and related line of credit, the Company issued warrants to the lender to purchase 12,015,350 shares of common stock at $0.065 per share with a fair market value of $3,732,100 (see Notes 15 and 18), which resulted in a loss on derivative of $2,309,461.  The Company has recorded discounts of $1,500,000 which are being amortized to interest expense over the term of the note.  In April 2016, the Company borrowed an additional $500,000 on the note and incurred additional fees of $25,000, which are being amortized to interest expense over the remaining term of the note.
	1,819,444	-

	June 30, 2016	September 30, 2015
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
	$929,518	$-

Secured borrowings from a third party that purchased $1,099,000 of customer receivables for $830,000, with due dates ranging from September 2016 to December 2016, and payable in daily payments ranging from $2,454 to $2,823. The $269,000 difference between the customer receivables and cash received is being amortized to interest expense over the term of the respective notes. The secured borrowings are guaranteed by two officers of the Company and are subordinated to other notes payable.	656,892	-

Note payable previously secured by CareServices customer contracts.  In January 2015, the note was amended to reduce the outstanding principal to $375,000, interest at 9% per annum, and payable in 15 monthly installments beginning in February 2015.  The amendment released the collateralized customer contracts and the note payable is guaranteed by both a former Executive Chairman of the Board of Directors and a member of the Board of Directors.  A gain on the extinguishment of the old note of $769,449 was recorded in other income.  In December 2015, the note was amended to extend maturity to January 2018 payable in monthly installments beginning in July 2016, convert $31,252 from accrued interest into principal, interest at 10% per annum, and provide that the note is convertible into common stock at its fair value per share.  The Company recorded a derivative in connection with the convertible feature of the note (see Note 15) and is amortizing the initial $302,690 fair value of the derivative liability over the life of the note.  In February 2016, the note was amended to subordinate to other notes payable also issued during February 2016.  In July 2016, the note was amended to extend the maturity date to the earlier of an equity raise in excess of $10,000,000 or November 2016 and included additional default penalties and payment terms.
	334,464	303,212

	June 30, 2016	September 30, 2015
Unsecured note payable with interest at 12% per annum, due February 2016, convertible into common stock at $0.30 per share.  In connection with the issuance of the note, the Company repriced previously issued warrants to purchase shares of common stock.  The $22,397 increase in relative fair value of the warrants was included as a loss on the extinguishment of the old note in other expense in fiscal 2015.  The note also required a payment of 3,000,000 shares of common stock.  The fair value of $780,000 was included as a loss on the extinguishment of the old note in other expense in fiscal 2015.  The maturity date was subsequently extended on two occasions for a total of 250,000 shares of common stock and the note was due May 2016.  The $31,250 fair value of these shares was being amortized over the extension period.  In February 2016, the note was amended to subordinate to other notes payable also issued during February 2016, and the conversion price was reduced to $0.06 per share, which was below the fair value of the Company's common stock on the date of the amendment.  The note may only be converted if the holder owns less than 9.99% of the Company's common stock after conversion.  The Company recorded the value of the beneficial conversion feature of $381,299 to loss on termination of debt as a result of the modification.  In May 2016, the note was amended to extend the maturity date to the earlier of an equity raise of $10,000,000 or October 2016 which required a payment of 300,000 shares of common stock.  The $28,500 fair value of these shares has been included in accrued liabilities and is being amortized over the extension period.
	$300,000	$300,000

Unsecured note payable with interest at 12% per annum, due September 2016, subordinated to other notes payable. In connection with the issuance of the note, the Company issued 1,000,000 shares of common stock. The $100,000 fair value of the stock is being amortized to interest expense over the term of the note.	250,000	-

Secured note payable to a third party with interest at 18% per annum, due June 2017.  The note is secured by shares of the Company's common stock held by, and other assets of an entity controlled by a former Executive Chairman of the Board of Directors.  The note is guaranteed by a former Executive Chairman of the Board of Directors and his related entity and may go into default in the event other notes payable go into default subsequent to the effective date of the note.  Payments on the note are convertible at the holder's option into common stock at 75% of its fair value if not paid by its respective due date, which is subject to a 20 trading day true-up and is adjustable to any lower rates granted through equity sales or other conversion rates provided by issuances of other debt, warrants, options or other instruments, with the exception of other certain raises.  The note may only be converted if the holder owns less than 4.99% of the Company's common stock after conversion.  The Company recognized a derivative liability related to the conversion feature with a fair value of $181,670, which was recognized as a loss on termination of debt.  In June 2016, $13,713 of principal and $11,287 of accrued interest converted into 476,190 shares of common stock, pursuant to the terms of the note.
	249,369	-

	June 30, 2016	September 30, 2015
Unsecured notes with interest at 18% per annum, due April 2013, in default. The Company issued 20,000 shares of Series D preferred stock as loan origination fees. The $195,000 fair value of the preferred stock was amortized over the original term of the note. Principal of $50,000 and accrued interest of $13,333 were converted to common stock in December 2013.	$64,261	$64,261

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
	-	421,413

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
	-	233,333

	June 30, 2016	September 30, 2015
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
	$-	$212,490

Total notes payable before discount	12,877,885	1,534,709

Less discount	(1,793,488)	(274,793)

Total notes payable	11,084,397	1,259,916

Less current portion	(3,332,513)	(1,259,916)

Notes payable, net of current portion	$7,751,884	$-

13.	Related-Party Notes Payable
The Company had the following related-party notes payable outstanding as of:
June 30, 2016	September 30, 2015
Secured borrowings from entities controlled by an officer who purchased a $2,813,175 customer receivable for $1,710,500.  The Company bought back the receivable for $1,950,000 less cash received by the entities through March 2015.  The $239,500 difference between the buyback and cash received plus $253,500 of loan origination fees was amortized to interest expense through March 2015.  In September 2015, the note was modified to extend the maturity date to January 2017, with interest at 18% per annum.  The Company added $81,600 of extension fees and issued 3,000,000 shares of common stock to a lender as part of the modification.  The note is convertible into common stock at $0.30 per share.  The $540,000 fair value of the common stock was recognized as a loss on extinguishment of debt in fiscal 2015.  In February 2016, the note was amended to subordinate to other notes payable also issued during February 2016, and the conversion price was reduced to $0.06 per share, which was below the fair value of the Company's stock on the date of the amendment.  The conversion of the note is now limited to a maximum of 20,000,000 common shares in combination with other convertible notes payable held by the lenders.  The note has a default penalty of 4,203,389 shares of common stock, in combination with other convertible notes held by the lenders, if not paid by maturity.  The Company recorded the value of the beneficial conversion feature of $1,400,000 to loss on termination of debt as a result of the amendment.
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
542,004	-

	June 30, 2016	September 30, 2015
Unsecured note payable to an entity controlled by an officer with interest at 12% per annum, due September 2016, subordinated to other third party notes payable. In connection with the issuance of the note, the Company issued 1,000,000 shares of common stock. The $70,000 fair value of the stock is being amortized to interest expense over the term of the note.	$250,000	$-

Unsecured note payable to a former officer with interest at 12% per annum, due September 2013. This note is in default and is convertible into common stock at $0.75 per share.	26,721	26,721

Unsecured note payable to an entity controlled by an officer with interest at 18% per annum, due on demand.  In February 2016, the note was amended to subordinate the note to other notes payable also issued during February 2016.  The note is convertible into shares of common stock at $0.06 per share, which was below the fair value of the Company's stock on the date of the amendment.  The conversion of the note is now limited to a maximum of 20,000,000 common shares in combination with other convertible notes payable held by the entity.  The note has a default penalty of 4,203,389 shares of common stock, in combination with other convertible notes held by the entity, if not paid by maturity.  The Company recorded the value of the beneficial conversion feature of $1,400,000 to loss on termination of debt as a result of the amendment.
	25,463	25,463

Unsecured note payable to a former officer with interest at 15% per annum, due June 2012, in default. The note included a $3,000 loan origination fee added to the principal and is convertible into common stock at $0.50 per share.	22,205	30,000

Unsecured note payable to a former officer with interest at 12% per annum, due on demand.	13,644	13,644

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
	-	396,667

	June 30, 2016	September 30, 2015
Unsecured note payable to an entity controlled by a former Executive Chairman of the Board of Directors with interest at 18% per annum, due January 2017. In February 2016, the note with an outstanding balance of $324,016 plus accrued interest of $27,478, in combination with another note payable held by the entity of $186,989 plus $3,521 of accrued interest, were converted into a convertible note payable of $542,004.	$-	$324,016

Total notes payable, related-party, before discount	3,904,272	3,840,746

Less discount	(39,509)	-

Total notes payable, related-party	3,864,763	3,840,746

Less current portion	(3,864,763)	(492,495)

Notes payable, related-party, net of current portion	$-	$3,348,251

14.	Fair Value Measurements
The Company measures the fair values of its assets and liabilities using the US GAAP hierarchy levels as follows:
Level 1	The Company does not have any Level 1 inputs available to measure its assets.
Level 2	Certain of the Company's embedded derivative liabilities are measured on a recurring basis using Level 2 inputs.
Level 3	Certain of the Company's embedded derivative liabilities are measured on a recurring basis using Level 3 inputs.
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
Items measured at fair value on a recurring basis include embedded derivatives related to the Company's warrants and notes payable. During the nine months ended June 30, 2016, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The following fair value hierarchy table presents information about the Company's financial liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2016
Derivative liabilities	$-	$325,662	$2,158,329	$2,483,991

September 30, 2015
Derivative liabilities	$-	$79,347	$-	$79,347
The following is a reconciliation of the opening and closing balances for the derivatives liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended June 30, 2016:

Derivatives liabilities
Balance, September 30, 2015	$-
Issuance of warrants recorded as derivatives	5,076,577
Issuance of embedded derivatives related to notes payable	2,643,569
Loss (gain) on derivatives liability resulting from changes in fair value	(5,561,817)
Balance, June 30, 2016	$2,158,329
The Company's embedded derivative liabilities are re-measured to fair value as of each reporting date.  See Note 15 for more information about the valuation methods of derivatives and the inputs used for calculating fair value.
15.	Derivatives Liability
The derivatives liability as of June 30, 2016 and September 30, 2015, was $2,483,991 and $79,347, respectively.  The derivatives liability as of September 30, 2014, was related to a variable conversion price adjustment on the Series F preferred stock.  The derivatives liability as of December 31, 2014, was eliminated due to the conversion price on Series F preferred stock being adjusted from $1.00 to $0.3337 based on the number of subscribers as of December 31, 2014.  The derivatives liability as of June 30, 2016 and September 30, 2015 is related to a variable conversion price adjustment on outstanding notes payable and warrants.  A portion of derivatives liability as of December 31, 2015, and all of the derivatives outstanding as of September 30, 2015, were eliminated during February 2016, due to the conversion of notes payable into shares of common stock (see Note 12).
During the nine months ended June 30, 2016, the Company estimated the fair value of some of the embedded derivatives upon issuance, at the end of each reporting period and prior to their conversion and elimination using a binomial option-pricing model with the following assumptions, according to the instrument: exercise prices ranging from $0.03 to $0.09 per share; risk free interest rates ranging from 0.16% to 1.06%; expected lives ranging from 0.05 to 2.09 years; expected dividends of 0%; volatility factors ranging from 125.33% to 510.03%; and stock prices ranging from $0.03 to $0.14.  During the nine months ended June 30, 2016, the Company estimated the fair value of the remaining embedded derivatives upon issuance and at the end of each reporting period using a Monte Carlo valuation model with the following assumptions: exercise prices ranging from $0.01 to $0.25 per share; risk free interest rates ranging from 0.20% to 1.44%; expected lives ranging from 0.08 to 6.40 years; expected dividends of 0%; volatility factors of 129% to 140%; and stock prices ranging from $0.01 to $0.95.
During the fiscal year ended September 30, 2015, the Company estimated the fair value of the embedded derivatives prior to their conversion and elimination using a binomial option-pricing model with the following assumptions, according to the instrument: exercise prices ranging from $0.12 to $0.33 per share; risk free interest rates ranging from 0.010% to 0.260%; expected lives ranging from 0.001 to 0.50 years; expected dividends of 0%; volatility factors ranging from 0.01% to 138.68%; and stock prices ranging from $0.12 to $0.33.  The expected lives of the instruments were equal to the average term of the conversion option or expected exercise period of the warrants.  The expected volatility is based on the historical price volatility of the Company's common stock.  The risk-free interest rate represents the US Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.  The Company recognized a gain on derivatives liability for the nine months ended June 30, 2016 and 2015, of $2,796,542 and $106,444, respectively.
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
Series D Convertible Preferred Stock
The Board of Directors has designated 1,000,000 shares of preferred stock as Series D Convertible Preferred Stock ("Series D preferred stock").  The Series D preferred stock votes on an as-converted basis.  The Series D preferred stock has a dividend rate of 8%, payable quarterly.  The Company may redeem the Series D preferred stock at a redemption price equal to 120% of the original purchase price with 15 days' notice. During the three months ended June 30, 2016 and 2015, the Company accrued $6,183 and $6,183 of dividends on Series D preferred stock and settled $11,000 and $6,115 of accrued dividends, respectively, by issuing 189,538 and 22,470 shares of common stock, respectively.  During the nine months ended June 30, 2016 and 2015, the Company accrued $18,617 and $18,549 of dividends on Series D preferred stock, respectively, and settled $12,434 and $18,617 of accrued dividends, respectively, by issuing 226,651 and 58,424 shares of common stock, respectively.

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
During fiscal year 2014, $83,473 of debenture loans and accrued interest converted into 8,347 shares of Series E preferred stock.  During the three months ended June 30, 2016 and 2015, the Company accrued dividends of $39,598 and $81,716, respectively, payable to Series E preferred stockholders.  During the nine months ended June 30, 2016 and 2015, the Company accrued dividends of $185,485 and $245,147, respectively, payable to Series E preferred stockholders.  As of June 30, 2016 and September 30, 2015, the aggregate redemption price for the Series E preferred stock was $477,829.
Series F Convertible Preferred Stock
During fiscal year 2014, the Board of Directors designated 7,803 shares of preferred stock as Series F Convertible Preferred Stock ("Series F preferred stock").  In April 2014, the Company increased the authorized shares of Series F preferred stock to 10,000.  Series F preferred stock is non-voting, has a stated value of $1,000 per share and is convertible into common stock at $0.3337 per share (see Note 15).  The Series F preferred stock has a dividend rate, payable quarterly, of 8% until April 30, 2015, 16% from May 1, 2015 to July 31, 2015, 20% from August 1, 2015 to October 31, 2015, and 25% thereafter.  In February 2016, the Company redeemed all 5,361 outstanding shares and $673,848 of accrued dividends for 10,000,000 shares of common stock, $5,900,000 of notes payable and exchanged warrants for the purchase of 5,534,097 shares of common stock held by Series F preferred stockholders for new warrants with new terms for the purchase of the same number of shares (see Note 18).  The Company recorded a deemed dividend of $6,484,236 as a result of the transactions.
During fiscal year 2014, the Company issued 5,361 shares of Series F preferred stock for net proceeds of $3,580,771, after considering $675,229 of related costs, and the conversion of $574,592 of debt and accrued interest.  During the three months ended June 30, 2016 and 2015, the Company accrued dividends of $0 and $178,700, respectively, payable to Series F preferred stockholders.  During the nine months ended June 30, 2016 and 2015, the Company accrued dividends of $495,148 and $393,140, respectively, payable to Series F preferred stockholders.  In June 2015, the Company settled $571,840 of accrued dividends and $71,480 of future dividends by issuing 3,372,917 shares of common stock.  The agreed upon conversion rate per common share issued was less than the fair value of the common stock as of the conversion date, therefore, the additional fair value of $301,097 was recorded as a deemed dividend.
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

During the nine months ended June 30, 2016, the Company issued 32,963,405 shares of common stock as follows:
•	15,564,175 shares to settle notes payable and related accrued interest; the value on the date of grant was $1,445,851;
•	1,008,047 shares for employee compensation for past services and bonuses; the value on the date of grant was $39,063;
•	1,750,000 shares for services provided by independent consultants; the value on the date of grant was $227,500;
•	10,000,000 shares as part of the redemption of Series F preferred stock (see Note 16); the value on the date of grant was $1,600,000;
•	2,122,866 shares for notes payable origination and financing fees; the value on the date of grant was $201,058;
•	1,041,666 shares were reissued, which were returned and cancelled in the same period; the original value was $121,250;
•	1,000,000 shares issued to an entity controlled by an officer of the Company for a related-party note payable origination fee; the value on the date of grant was $70,000;
•	250,000 shares for the extension of notes payable; the value on the date of grant was $31,250;
•	226,651 shares to settle accrued dividends for Series D preferred stock; the value on the date of grant was $12,434.
18.	Common Stock Options and Warrants
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
During the nine months ended June 30, 2016, the Company granted warrants to purchase 12,015,350 shares with an exercise price of $0.065 per share in connection with the acquisition of a note payable and line of credit; warrants for the purchase of 7,392,800 shares vested immediately, 1,847,550 vested upon the disbursement of the second tranche of the related note payable, and 2,775,000 vest evenly in the event of three available increases on the related line of credit (see Note 12).  The warrants expire in February 2023, may be settled in a cashless exercise, and are puttable upon expiration or liquidation for the greater of $500,000 or up to 6.5% of the equity value of the Company, depending on the number of warrants vested.  The fair value of the warrants upon grant of $3,731,969 was recorded as a derivative and the Company received cash of $2,967 upon issuance of the warrants.  The Company recognized $1,419,541 as debt discount for the portion allocated to the note payable and the debt discount is being amortized over the life of the note payable to interest expense.
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

During the nine months ended June 30, 2015, the Company measured the fair value of warrants using a binomial valuation model with the following assumptions:
Nine Months Ended
June 30,
2015
Exercise price	$0.30 - $1.00
Expected term (years)	1 - 2
Volatility	228% - 302%
Risk-free rate	0.22% - 0.63%
Dividend rate	0%
During the nine months ended June 30, 2016, the Company measured the fair value of warrants classified as liabilities on the date of issuance and on each re-measurement date using the Monte Carlo valuation model. For this liability, the Company and specialist developed their own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's common stock, stock price volatility, the contractual term of the warrants, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants uses Level 3 measurements. The following assumptions were used:
Nine Months Ended
June 30,
2016
Exercise price	$0.01 - $0.25
Expected term (years)	0.08 - 6.40
Volatility	129% - 140%
Risk-free rate	0.20% - 1.44%
Dividend rate	0%
Common stock price	$0.01 - $0.95
The following table summarizes information about stock options and warrants outstanding as of June 30, 2016:

Options and Warrants	Number of Options and Warrants	Weighted- Average Exercise Price
Outstanding as of October 1, 2015	9,497,551	$0.97
Granted	17,549,447	0.14
Exercised	-
Cancelled	(5,534,097)	1.10
Forfeited	(326,200)	0.81
Outstanding as of June 30, 2016	21,186,701	0.22
Exercisable as of June 30, 2016	16,681,701	0.22
As of June 30, 2016, the outstanding warrants have an aggregate intrinsic value of $0 and the weighted average remaining term of the warrants was 5.3 years. The total compensation cost related to unvested awards not yet recognized (options, warrants, and shares) was $621,681.
19.	Segment Information
The Company operated one business segment during the three and nine months ended June 30, 2016.  The Company operated two business segments during the three and nine months ended June 30, 2015, based primarily on the nature of the Company's products. The Chronic Illness Monitoring segment is engaged in the business of developing, distributing and marketing mobile monitoring of patient vital signs and physical activity to insurance companies, disease management companies, third-party administrators, and self-insured companies.  The customer contracts and equipment leased to customers of the Company's CareServices segment were sold in December 2014, and that segment was discontinued.  The CareServices segment was engaged in the business of developing, distributing and marketing mobile health monitoring and concierge services to distributors and consumers.

At the corporate level, the Company raises capital and provides for the administrative operations of the Company as a whole.
The following table reflects certain financial information relating to each reportable segment as of June 30, 2016 and 2015, and for the three months then ended:
	Corporate	Chronic Illness Monitoring	CareServices (Discontinued Operations)	Total

As of June 30, 2016 and for the Three Months Then Ended
Sales to external customers	$-	$1,858,926	$-	$1,858,926
Segment income (loss)	2,855,979	493,935	-	3,349,914
Interest expense, net	813,517	-	-	813,517
Segment assets	603,126	1,309,686	-	1,912,812
Depreciation and amortization	12,670	-	-	12,670

As of June 30, 2015 and for the Three Months Then Ended
Sales to external customers	$-	$2,037,252	$5,284	$2,042,536
Segment income (loss)	(2,839,603)	(229,227)	5,284	(3,063,546)
Interest expense, net	164,692	-	-	164,692
Segment assets	824,805	3,136,315	-	3,961,120
Depreciation and amortization	13,283	-	-	13,283
The following table reflects certain financial information relating to each reportable segment as of June 30, 2016 and 2015, and for the nine months then ended:

	Corporate	Chronic Illness Monitoring	CareServices (Discontinued Operations)	Total

As of June 30, 2016 and for the Nine Months Then Ended
Sales to external customers	$-	$4,972,196	$-	$4,972,196
Segment income (loss)	(8,570,588)	829,167	-	(7,741,421)
Interest expense, net	1,935,486	-	-	1,935,486
Segment assets	603,126	1,309,686	-	1,912,812
Property and equipment purchases	5,004	-	-	5,004
Depreciation and amortization	39,353	-	-	39,353

As of June 30, 2015 and for the Nine Months Then Ended
Sales to external customers	$-	$5,097,471	$150,576	$5,248,047
Segment income (loss)	(6,755,947)	122,293	(182,281)	(6,815,935)
Interest expense, net	788,682	-	-	788,682
Segment assets	824,805	3,136,315	-	3,961,120
Property and equipment purchases	10,267	-	-	10,267
Depreciation and amortization	43,471	-	233,664	277,135

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
In July 2016, the Company entered into a Consulting Agreement with a former Executive Chairman and Chief Executive Officer of the Company.  This Consulting Agreement is for an initial period of one year, and shall automatically renew for consecutive one month periods unless terminated by the Company or the former Executive Chairman and Chief Executive Officer. As consideration for the services previously described, the Company shall pay the former Executive Chairman and Chief Executive Officer at the rate of $250 per hour, but such compensation may not exceed $20,000 during any calendar month.
21.	Commitments and Contingencies
During the nine months ended June 30, 2015, the Company leased office space under a non-cancelable operating lease.  In February 2015, the Company entered into a sublease agreement for part of the office space under the non-cancelable operating lease through the end of the original lease period.  Payments under the sublease were made by the sublessee directly to the Company's landlord.  The non-cancelable operating lease was terminated during June 2015.
The Company's rent expense for facilities under the terminated operating lease for the nine months ended June 30, 2015, was approximately $226,000.
During June 2015, the Company entered into a new non-cancelable operating lease for its existing office space, excluding the previously subleased space, with payments beginning in July 2015.  Future minimum rental payments under the non-cancelable operating lease as of June 30, 2016, were as follows:

Years Ending September 30,
2016 (three months)	$31,951
2017	130,036
2018	111,340

$273,327
The Company's rent expense under the new non-cancelable operating lease for nine months ended June 30, 2016, was approximately $94,000.
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
On May 28, 2015, an investor of the Company filed a lawsuit claiming damages of $1,000,000 exclusive of interest and costs against the Company, a former Executive Chairman, an entity controlled by another former Executive Chairman, and 4G Biometrics, a wholly owned subsidiary of the Company, for breach of contract.  The Company has engaged legal counsel regarding the matter.  It is not possible to predict the outcome of the matter at this time.  The Company intends to vigorously dispute the claims and believes it has meritorious defenses.
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
Subsequent to June 30, 2016, the Company entered into the following agreements and transactions:
(1)
In July 2016, James Dalton resigned his positions as the Company's Chief Executive Officer and Chairman. Mr. Dalton will remain with the Company in a consulting capacity.  The Company will pay Mr. Dalton severance of $20,000 per month for a period of six months in addition to his consulting agreement.

(2)
In July 2016, Jeffrey Peterson, the Company's Chief Financial Officer, Secretary and Treasurer was appointed as the Company's Chief Executive Officer. Concurrently, Mr. Peterson resigned from his Chief Financial Officer, Secretary and Treasurer positions.

(3)
In July 2016, the Company appointed Bradley Robinson to the Board of Directors and Eric Robinson as the Company's Chief Financial Officer, Secretary and Treasurer. Mr. Bradley Robinson and Mr. Eric Robinson are brothers.

(4)	In July 2016, the Company received a cash advance from a third party of $350,000.
(5)
In July 2016, the Company amended a note payable to extend the maturity date to the earlier of 1) an equity offering in excess of $10,000,000, or 2) November 30, 2016; and to include additional default penalties and payment terms.

Item 2.                          Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to assist in better understanding our operations and our present business environment.  This MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements for the fiscal years ended September 30, 2015 and 2014, and the accompanying notes thereto, contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, and our unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2016 and 2015, and the accompanying notes thereto, contained in this Quarterly Report on Form 10-Q. Unless otherwise indicated, the terms "ActiveCare," the "Company," "we," and "our" refer to ActiveCare, Inc., a Delaware corporation and its subsidiaries.
Overview
ActiveCare, Inc. is a Delaware corporation, formed March 5, 1998. Our fiscal year ends on September 30.
Our focus is on the monitoring of individuals with diabetes. Diabetes is a pandemic that, in the United States alone, as of 2014 affected approximately 9% of the U.S. population or 29 million Americans. Studies have shown that the annual cost of treating an individual with diabetes and the comorbidities associated with the disease is approximately $13,700 per year. This combination costs the U.S. health system up to $245 billion annually. A major driver of diabetic-related claims is the lack of adherence to regular glucose monitoring. It is estimated that less than 20% of diabetics monitor their blood glucose levels on a regular basis, despite physician recommendations. ActiveCare offers what it believes to be a unique approach to caring for chronic illnesses such as diabetes by adding a "human touch" and monitoring component to traditional disease management. To that end, ActiveCare has created a "CareCenter" where its highly trained staff reaches out to assist its members in real-time. Historically, disease management, such as diabetes has been reserved for only the extreme high risk and high claim members. However, the ActiveCare solution brings clarity and light to the diabetic population, identifying who needs help today. Knowing who to worry about allows for the necessary action to be taken today to avoid major and costly events in the future.
Going Concern
We have financed operations primarily through the sale of equity securities, long-term debt and short-term debt. Until revenues are sufficient to meet our needs, we will continue to attempt to secure financing through equity or debt securities. We continue to incur negative cash flows from operating activities and net losses. We had minimal cash, negative working capital, and negative total equity as of June 30, 2016 and September 30, 2015, and are in default with respect to certain debt. We determined that our goodwill of $825,894 was impaired during the fourth fiscal quarter of 2015, and it was expensed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements included in this report on Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.
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
Research and Development Program
During the nine months ended June 30, 2016, we spent approximately $139,000, compared to $88,000 during the same period in 2015, on research and development related to chronic illness monitoring. The research and development program focuses on ongoing improvements to methods and systems along with new technologies for the capture and analysis of data, as well as scalable architectures to migrate to production applications and deployments.
Critical Accounting Policies
Our consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (US GAAP).
This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements. The preparation of these consolidated financial statements requires making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses for the reporting periods. On an ongoing basis, we evaluate such estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ (perhaps significantly) from these estimates under different assumptions or conditions. The following summary includes accounting policies that we deem to be most critical to our business. Management considers an accounting estimate to be critical if:

•        It requires assumptions to be made that were uncertain at the time the estimate was made, and
•        Changes in the estimate or different estimates that could have been selected could have a material impact on the consolidated results of operations or financial condition.
While our significant accounting policies are more fully described in Note 2 to our audited financial statements, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.
Liability Related to Options and Warrants
The fair value of each stock option or warrant classified as a liability is estimated on the date of grant using a binomial option-pricing model or the Monte Carlo valuation model. The expected life of stock options or warrants represents the period of time that the stock options or warrants are expected to be outstanding, based on the simplified method. Expected volatilities are based on historical volatility of the Company's common stock, among other factors. The Company uses the simplified method within the binomial option-pricing valuation model due to the Company's short trading history. The risk-free rate related to the expected term of the stock options or warrants is based on the US Treasury yield curve in effect at the time of grant. The dividend yield is zero.
During the nine months ended June 30, 2015, the Company measured the fair value of the warrants using the binomial valuation model.
During the nine months ended June 30, 2016, the Company measured the fair value of warrants on the date of issuance and on each re-measurement date using the binomial valuation model and the Monte Carlo valuation model. For this liability, the Company and valuation specialists developed their own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's common stock, stock price volatility, the contractual term of the warrants, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants uses Level 3 measurements.
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
Inventory
Inventory consists of glucometers and diabetic supplies and is recorded at the lower of cost or market, cost being determined using the first-in, first-out ("FIFO") method. Inventory held by distributors is reported as inventory until the supplies are shipped to the end user by the distributor. We estimate an inventory reserve for obsolescence and excessive quantities. Due to competitive pressures and technological innovation, it is possible that estimates of net realizable values could change in the near term.

Impairment of Long-Lived Assets
Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to twenty years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. No long-lived assets were considered to be impaired for the nine months ended June 30, 2016.
Extinguishment of Debt
We compare the cash flows of a modified note payable on the date of modification to the original terms of the note payable. The original note is derecognized and a gain or loss on the extinguishment is recognized if the present value of the cash outflows of the original note payable is 10% or more than the modified note payable.
Revenue Recognition
For the 2015 period presented, revenues came from two sources: (1) sales of Chronic Illness Monitoring products and services; and (2) sales from CareServices. The CareServices segment was sold in December 2014 and, therefore, the 2016 period only reflects revenues from Chronic Illness Monitoring. Information regarding revenue recognition policies relating to the Chronic Illness Monitoring and CareServices business segments is contained in the following paragraphs.
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

CareServices
CareServices included contracts in which we leased monitoring devices and provided monitoring services to end users as Personal Emergency Response System for the elderly (PERS; "I've fallen and can't get up" service). We typically entered into contracts on a month-to-month basis with end users that used CareServices. These contracts could be cancelled by either party at any time with 30-days' notice. Under a standard contract, the device and service became billable on the date the end user ordered the device, and remained billable until the device was returned to the Company. Revenues were recognized at the end of each month the service had been provided. In those circumstances in which payment was received in advance, we recorded deferred revenue.
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
The CareServices segment was sold in December 2014.
Results of Operations
Three Months Ended June 30, 2016 and 2015
Revenues
Revenues for the three months ended June 30, 2016 were $2,176,000 compared to $2,037,000 for the same period in 2015, an increase of $139,000, or 7%.  The increase is primarily due to resupply shipments to end users who were newly enrolled during fiscal year 2015 and the nine months ended June 30, 2016, an increase in the frequency of resupply shipments, and sales to new customers.
Cost of Revenues
Cost of revenues for the three months ended June 30, 2016 was $1,382,000, compared to $1,778,000 for the same period in 2015, a decrease of $396,000, or 22%.  The decrease in cost of revenues is primarily due to a decrease in the reserve for inventory obsolescence.
Gross Profit
Gross profit for the three months ended June 30, 2016 was $794,000, compared to $259,000 for the same period in 2015, an increase of $535,000 for the reasons described above.  We expect gross profit to improve throughout the remainder of fiscal year 2016 as we acquire more Chronic Illness Monitoring members and retain existing members.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2016 were $2,170,000, compared to $2,987,000 for the same period in 2015, a decrease of $817,000.  Included in selling, general and administrative expenses is $1,004,000 and $1,726,000 of stock-based compensation incurred during the three months ended June 30, 2016 and 2015, respectively.  The decrease in expenses incurred is primarily due to decreases in stock-based compensation expense, payroll expense, investor relations expense, travel expense and rent expense, offset, in part, by an increase in legal and professional fees expense.
Research and Development Expenses
Research and development expenses for the three months ended June 30, 2016 were $58,000, compared to $16,000 for the same period in 2015, an increase of $42,000.  We expect to continue investing in research and development as we develop new products and platforms for Chronic Illness Monitoring as funds become available.
Gain on Derivatives Liability
Gain on derivatives liability for the three months ended June 30, 2016 was $5,603,000, compared to no gains or losses for the same period in 2015.  The derivatives liability recorded as of June 30, 2016, relates to variable conversion price adjustments on outstanding notes payable and warrants.
Interest Expense
Interest expense for the three months ended June 30, 2016 was $814,000, compared to $165,000 for the same period in 2015, an increase of $649,000.  The increase is primarily due to additional notes payable issued and modifications made to existing notes payable during the fiscal year ended September 30, 2015, and the nine months ended June 30, 2016.

Gain (Loss) on Liability Settlements
During the three months ended June 30, 2016 we recognized a gain on liability settlements of $9,000 primarily from a settlement agreement on an account payable.
During April 2015, we entered into an agreement to settle a note payable and other payables due to a third party by converting the outstanding balances into an unsecured note payable, repricing previously issued warrants to purchase shares of common stock, and issuing shares of common stock.  The settlement resulted in a loss of $272,000.  In addition, we settled other amounts payable to third parties, which resulted in a net loss of $17,000.
Gain on Lease Termination
During June 2015, a non-cancelable operating lease for office space was terminated resulting in a gain of $92,000 related primarily to the straight-line accounting for the lease agreement.
Discontinued Operations
During December 2014, we sold substantially all of our customer contracts and equipment leased to customers associated with our CareServices segment.  During the three months ended June 30, 2015, we recognized a gain from discontinued operations of $5,000.
Net Income (Loss)
Net income for the three months ended June 30, 2016, was $3,350,000, compared to a net loss of $3,064,000 for the same period in 2015, for the reasons described above.
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
Dividends on Preferred Stock
Dividends on preferred stock for the three months ended June 30, 2016, were $46,000, compared to $267,000 for the same period in 2015.  The decrease in dividends is due to the conversion of Series F preferred stock into convertible notes payable and common stock during February 2016.
Results of Operations
Nine Months Ended June 30, 2016 and 2015
Revenues
Revenues for the nine months ended June 30, 2016 were $5,861,000 compared to $5,097,000 for the same period in 2015, an increase of $764,000, or 15%.  The increase is primarily due to resupply shipments to end users who were newly enrolled during fiscal year 2015 and the nine months ended June 30, 2016, an increase in the frequency of resupply shipments, and sales to new customers.
Cost of Revenues
Cost of revenues for the nine months ended June 30, 2016 was $4,237,000, compared to $4,070,000 for the same period in 2015, an increase of $167,000, or 4%.  The increase in cost of revenues is primarily due to an increase in revenue and the cost of warranty liabilities, offset, in part, by a reduction in the reserve for inventory obsolescence during the nine months ended June 30, 2016.
Gross Profit
Gross profit for the nine months ended June 30, 2016 was $1,623,000, compared to $1,027,000 for the same period in 2015, an increase of $596,000 for the reasons described above.  We expect gross profit to improve throughout the remainder of fiscal year 2016 as we acquire more Chronic Illness Monitoring members and retain existing members.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended June 30, 2016 were $6,944,000, compared to $7,712,000 for the same period in 2015, a decrease of $768,000.  Included in selling, general and administrative expenses is $3,258,000 and $4,148,000 of stock-based compensation incurred during the nine months ended June 30, 2016 and 2015, respectively.  The decrease in expenses incurred is primarily due to decreases in stock-based compensation expense, payroll expense, investor relations expense, travel expense and rent expense, offset, in part, by an increase in legal and professional fees expense.

Research and Development Expenses
Research and development expenses for the nine months ended June 30, 2016 were $139,000, compared to $88,000 for the same period in 2015, an increase of $51,000.  We expect to continue investing in research and development as we develop new products and platforms for Chronic Illness Monitoring as funds become available.
Gain on Derivatives Liability
Gain on derivatives liability for the nine months ended June 30, 2016 was $2,797,000, compared to $106,000 for the same period in 2015.  The derivatives liability recorded as of June 30, 2016 relates to variable conversion price adjustments on outstanding notes payable and warrants.  The gain on derivatives liability recorded during the nine months ended June 30, 2015, relates to a variable conversion feature for the Series F preferred stock associated with a milestone adjustment that occurred during the quarter ended December 31, 2014.  This adjustment eliminated the variable conversion feature of Series F preferred stock.
Interest Expense
Interest expense for the nine months ended June 30, 2016 was $1,935,000, compared to $789,000 for the same period in 2015, an increase of $1,146,000.  The increase is primarily due to additional notes payable issued and modifications made to existing notes payable during the fiscal year ended September 30, 2015, and the nine months ended June 30, 2016.
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
During June 2016, $14,000 of principal and $11,000 of accrued interest converted into 476,190 shares of common stock, pursuant to the terms of a note payable, which resulted in a loss on extinguishment of debt of $15,000.
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

Discontinued Operations
During December 2014, we sold substantially all of our customer contracts and equipment leased to customers associated with our CareServices segment.  During the nine months ended June 30, 2015, we recognized a loss from discontinued operations of $182,000.
Net Loss
Net loss for the nine months ended June 30, 2016, was $7,741,000, compared to $6,816,000 for the same period in 2015, for the reasons described above.
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
Dividends on Preferred Stock
Dividends on preferred stock for the nine months ended June 30, 2016, were $699,000, compared to $657,000 for the same period in 2015.  The increase in dividends is due to an increase in the dividend rate of the Series F preferred stock from 8% to 25%, as provided by the certificate of designation of the Series F preferred stock, offset, in part, by the conversion of Series F preferred stock into convertible notes payable and common stock during February 2016.
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
Our cash balance as of June 30, 2016, was $143,000.  At that time, we had a working capital deficit of $11,480,000, compared to a working capital deficit of $5,424,000 as of September 30, 2015.  The increase in working capital deficit is primarily due to reductions in inventory and additions to accrued liabilities, notes payable, and derivatives liabilities related to the issuance of notes payable, and related-party notes payable becoming current, offset, in part, by reductions in accounts payable.
Operating activities for the nine months ended June 30, 2016, used cash of $2,803,000, compared to $746,000 for the same period in 2015.  The increase in cash used in operating activities is primarily due to the increase in accounts receivable and decrease in accounts payable during the nine months ended June 30, 2016, compared to the respective decrease in accounts receivable and increase in accounts payable during the same period in 2015, offset, in part, by the increase in accrued liabilities during the nine months ended June 30, 2016, compared to the same period in 2015.
Investing activities for the nine months ended June 30, 2016, used cash of $4,000, compared to cash provided by investing activities of $469,000 for the same period in 2015.  The decrease in cash provided by investing activities is primarily due to the sale of substantially all of our customer contracts and equipment leased to customers associated with CareServices in December 2014.
Financing activities for the nine months ended June 30, 2016, provided cash of $2,779,000, compared to $159,000 for the same period in 2015. The increase in cash provided by financing activities is primarily due to the net increase in proceeds from the issuance of debt during the nine months ended June 30, 2016, compared to the same period in fiscal year 2015, offset, in part, by a net increase in principal payments on debt during the nine months ended June 30, 2016, compared to the same period in fiscal year 2015.
We had an accumulated deficit as of June 30, 2016, of $106,765,000, compared to $91,840,000 as of September 30, 2015.  Our total stockholders' deficit as of June 30, 2016, was $19,103,000 compared to $8,608,000 as of September 30, 2015.  These changes were primarily due to our net loss and the redemption of preferred stock for notes payable, new warrants, and shares of common stock, offset, in part, by the issuance of additional shares of common stock for the conversion of notes payable during the nine months ended June 30, 2016.

Recent Accounting Pronouncements

In May 2014, August 2015 and May 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, ASU 2015-14 Revenue from Contracts with Customers, Deferral of the Effective Date, and ASU 2016-12 Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, respectively, which implement ASC Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under US GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein, which will be effective for the Company for the quarter ending December 31, 2018. Early adoption is permitted for annual periods beginning after December 15, 2016. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 sets forth management's responsibility to evaluate, each reporting period, whether there is substantial doubt about the company's ability to continue as a going concern, and if so, to provide related disclosures. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, which will be effective for the Company for the quarter ending December 31, 2017. We are assessing the impact, if any, of implementing this guidance on our evaluation of going concern.
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
In April 2015 and August 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting,  respectively. The ASUs require that debt issuance costs related to a recognized debt liability, with the exception of those related to line-of-credit arrangements, be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. These ASUs are effective for fiscal years and interim periods beginning after December 15, 2015, which will be effective for the Company for the quarter ending December 31, 2016. Early adoption is permitted for financial statements that have not been previously issued. The adoption of this new guidance is not expected to have a material impact on the Company's consolidated financial statements and disclosures.
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

Recent Developments

Subsequent to June 30, 2016, and prior to the date of this report on Form 10-Q, we entered into certain transactions as follows:

•
In July 2016, James Dalton resigned his positions as our Chief Executive Officer and Chairman. Mr. Dalton will remain with the Company in a consulting capacity.  We will pay Mr. Dalton severance of $20,000 per month for a period of six months in addition to his consulting agreement.

•
In July 2016, Jeffrey Peterson, our Chief Financial Officer, Secretary and Treasurer was appointed as our Chief Executive Officer. Concurrently, Mr. Peterson resigned from his Chief Financial Officer, Secretary and Treasurer positions.

•
In July 2016, we appointed Bradley Robinson to the Board of Directors and Eric Robinson as the Company's Chief Financial Officer, Secretary and Treasurer. Mr. Bradley Robinson and Mr. Eric Robinson are brothers.

•	In July 2016, we received a cash advance from a third party of $350,000.
•
In July 2016, we amended a note payable to extend the maturity date to the earlier of 1) an equity offering in excess $10,000,000, or 2) November 30, 2016; and to include additional default penalties and payment terms.

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
Item 4.                          Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of  June 30, 2016, our disclosure controls and procedures were not effective, for the reasons discussed below.
During the audit process for the year ended September 30, 2015 and the review process for the three months ended June 30, 2016, management identified material weaknesses in internal control over financial reporting as follows:

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

We did not maintain an effective internal control environment over financial reporting during the three months ended June 30, 2016. Specifically, we concluded that we did not have appropriate controls in the following areas:

•	Ineffective controls over segregation of access to the accounting information system and the payroll system
•	Ineffective controls over the accounting for debt issuance costs and derivatives
•	Ineffective controls over the calculation of diluted earnings per share
Financial Reporting Process

We are in the process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff. Our management, audit committee, and directors will continue to work to ensure that our controls and procedures become adequate and effective.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.                          Legal Proceedings
Except as set forth below, there are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years.

On May 28, 2015, an investor of the Company filed a lawsuit claiming damages of $1,000,000 exclusive of interest and costs against the Company, a former Executive Chairman, an entity controlled by another former Executive Chairman, and 4G Biometrics, a wholly owned subsidiary of the Company, for breach of contract.  We have engaged legal counsel regarding the matter.  It is not possible to predict the outcome of the matter at this time.  We intend to vigorously dispute the plaintiff's claims and believe we have meritorious defenses.
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

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2016, we issued the following shares of common stock without registration under the Securities Act of 1933 (the "Securities Act"):
(1)	476,190 shares to settle a portion of a note payable and related accrued interest; the value on the date of grant was $50,000;
(2)	140,365 shares for employee compensation for past services; the value on the date of grant was $12,513;
(3)	2,000,000 shares for notes payable origination and financing fees; the value on the date of grant was $170,000, $100,000 of which was previously included in accrued liabilities;
(4)	189,538 shares to settle accrued dividends for Series D preferred stock; the value on the date of grant was $11,000.
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
Item 3.                          Defaults Upon Senior Securities
As of the date of this report, notes payable due to unrelated parties with total principal amounts of $64,000 are past due, in default, and unpaid.  In addition, notes payable due to related parties with total principal amounts of $49,000 are past due, in default and unpaid.  We intend to make payments on these notes payable as funds are available.
Item 4.                Mine Safety Disclosures.

Not applicable.

Item 5.                          Other Information
There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits
Exhibit Number                                                                                    Description
3.1	Articles of Incorporation (Previously Filed as Exhibit to S-1 on September 29, 2008)

3.2	Articles of Amendment to Articles of Incorporation (Previously Filed as Exhibit to S-1 on September 29, 2008)

3.3	Articles of Amendment to Articles of Incorporation for Change of Name (Previously filed as exhibit to 10-K for the year ended September 30, 2009)

3.4	Certificate of Incorporation filed with Delaware July 15, 2009 (Previously filed as exhibit to 10-K for the year ended September 30, 2009)

3.5	Certificate of Correction to Certificate of Incorporation filed May 7, 2016 (Previously filed as exhibit to S-1 on July 19, 2016)

3.6	Certificate of Amendment to Certificate of Incorporation filed June 19, 2014 (Previously filed as exhibit to S-1 on July 19, 2016)

3.7	Designation of Rights and Preferences for Series A Convertible Preferred Stock (Previously filed as exhibit to 8-K, September 11, 2009)

3.8	Amended and Restated Certificate of Designation of Rights and Preferences for Series A Convertible Preferred Stock (Previously filed as exhibit to 8-K, March 29, 2010)

3.9	Certificate of Designation of Rights and Preferences of Series B Convertible Preferred Stock (Previously filed as exhibit to 8-K, March 29, 2010)

3.10	Amended and Restated Certificate of Designation of Rights and Preferences of Series C Preferred Stock (Previously filed as exhibit to S-1 on July 19, 2016)

3.11	Amended and Restated Certificate of Designation of Rights and Preferences of Series D Preferred Stock (Previously filed as exhibit to S-1 on July 19, 2016)

3.12	Certificate of Designation of Rights and Preferences of Series E Preferred Stock (Previously filed as exhibit to S-1 on July 19, 2016)

3.13	Corrected Certificate of Designation of Series Convertible Preferred Stock (Previously filed as exhibit to S-1 on July 19, 2016)

3.14	Certificate of Designations of Preferences, Rights and Limitations of Series F Variable Rate Convertible Preferred Stock (Previously filed as exhibit to 8-K, December 18, 2013)

3.15	Certificate of Amendment to Series F Variable Rate Convertible Preferred Stock Certificate of Designation (Previously filed as exhibit to S-1 on July 19, 2016)

3.16
Amendment to Certificate of Designations of Preferences, Rights and Limitations of Series F Variable Rate Convertible Preferred Stock (Previously filed as part of Definitive Information Statement on Form 14C, May 21, 2014)

3.17	Bylaws (Previously Filed as Exhibit to S-1 on September 29, 2008)

3.18	Amended and Restated Bylaws (Previously filed as exhibit to 10-K for the year ended September 30, 2009)

10.1	Form of indemnification agreements (Previously filed as exhibit to 10-K for the year ended September 30, 2015)

10.2	Consulting agreement with ADP Management (Previously filed as exhibit to 10-K for the year ended September 30, 2015)

10.3	Settlement agreement with Bluestone Advisors (Previously filed as exhibit to 10-K for the year ended September 30, 2015)

10.4	Note payable agreement with ADP Management (Previously filed as exhibit to 10-K for the year ended September 30, 2015)

10.5	Settlement agreement with Advance Technology Investors (Previously filed as exhibit to 10-K for the year ended September 30, 2015)

10.6	Corporate office sublease agreement (Previously filed as exhibit to 10-K for the year ended September 30, 2015)

10.7	Loan and Security Agreement between ActiveCare and PFG (Previously filed as exhibit to 10-Q for the quarter ended December 31, 2015)

10.8	Form of Securities Exchange Agreement between ActiveCare and Series F Holders (Previously filed as exhibit to 10-Q for the quarter ended December 31, 2015)

10.9	Form of Notice of Conversion By and Among ActiveCare and the Holders of 12% Subordinated Convertible Promissory Notes (Previously filed as exhibit to 10-Q for the quarter ended December 31, 2015)

10.10	Form of Merchant Agreement (Previously filed as exhibit to 10-Q for the quarter ended December 31, 2015)

10.11	Addendum #1 to the Settlement Agreement between ActiveCare and Bluestone Advisors (Previously filed as exhibit to 10-Q for the quarter ended December 31, 2015)

10.12	Convertible Promissory Note issued to ADP Management (Previously filed as exhibit to 10-Q for the quarter ended December 31, 2015)

10.13	Secured Convertible Promissory Note Issued to Tonaquint, Inc. (Previously filed as exhibit to 10-Q for the quarter ended December 31, 2015)

10.14	Form of Purchase and Sale Agreement (Previously filed as exhibit to 10-Q for the quarter ended December 31, 2015)

10.15	Addendum# 1 to Settlement Agreement Between ActiveCare, Inc. and Advance Technology Investors (Previously filed as exhibit to 10-Q for the quarter ended December 31, 2015)

10.16	Form of 10% Convertible Debenture (Previously filed as exhibit to 10-Q for the quarter ended December 31, 2015)

10.17	Form of Warrant to be issued to holders of ActiveCare Series F Convertible Preferred Stock (Previously filed as exhibit to 10-Q for the quarter ended December 31, 2015)

10.18	Form of Warrant to be issued to Partners For Growth in connection with Loan and Security Agreement (Previously filed as exhibit to 10-Q for the quarter ended December 31, 2015)

10.19	Amended and Restated Consulting Agreement with ADP Management (Previously filed as exhibit to 10-Q for the quarter ended December 31, 2016)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ActiveCare, Inc.

/s/ Jeffrey S. Peterson
Jeffrey S. Peterson Chief Executive Officer (Principal Executive Officer)

Date: August 18, 2016

/s/ Eric Robinson
Eric Robinson Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 18, 2016