Form 10-K
period 2016-09-30
ACTIVECARE, INC.
filed 2017-01-13
CIK 1429896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes ☐    No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 31, 2016 was approximately $6,257,680, based on the closing price ($0.08 per share) and a total of 78,221,000 shares issued and outstanding to non-affiliates on that date.

There were 115,112,802 shares of the registrant's common stock outstanding as of January 12, 2017.

Documents Incorporated by Reference: None.

ACTIVECARE, INC.
FORM 10-K
For the Fiscal Year Ended September 30, 2016

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Included in this Annual Report on Form 10-K are "forward-looking" statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled "Risk Factors." Forward-looking statements include those that use forward-looking terminology, such as the words "anticipate," "believe," "estimate," "expect," "intend," "may," "project," "plan," "will," "shall," "should," and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.
PART I
Item 1.  Business
Overview
ActiveCare, Inc. ("we," "us," "our," the "Company" or "ActiveCare") was formed March 5, 1998 as a wholly owned subsidiary of Track Group, Inc. (OTCQX: TRCK), then a Utah corporation, formerly known as SecureAlert, Inc. ("Track Group").  We were spun off from Track Group in February 2009.  Effective July 15, 2009, we changed our name to ActiveCare, Inc.  Our state of incorporation is Delaware. Our fiscal year ends on September 30.
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
Our focus is on the monitoring of individuals with diabetes. Diabetes is a pandemic that, as of 2014, affected approximately 9% of the U.S. population or 29 million Americans. Studies have shown that the annual cost of treating an individual with diabetes and the comorbidities associated with the disease is approximately $13,700 per year. This combination costs the U.S. health system up to $245 billion annually. The lack of regular glucose monitoring by diabetics is a major driver of diabetic related claims. It is estimated that as much as 80% of diabetics are non-compliant with their treatment plans, despite physician recommendations.
We believe we offer a unique approach to caring for individuals with diabetes by adding a "human touch" and monitoring component to traditional disease management. We have created a "CareCenter" where our "CareSpecialists" reach out to engage members while monitoring their condition on a regular and real-time basis. Our personalized and active monitoring approach allows for issues to be addressed promptly, avoiding major and costly future health complications.
The Problem: Diabetes and its Effect on Healthcare
Diabetes is a condition in which the body does not properly process food for use as energy. Most of the food we eat is turned into glucose, or sugar, for our bodies to use as energy. In order to do so, our pancreas produces a hormone called insulin to help glucose be absorbed by the cells of our bodies. Diabetes results from the body not producing sufficient levels of insulin needed to convert sugar, starches and other food into energy needed for daily life. In some instances, the body does not respond appropriately to insulin, a condition called "insulin resistance," resulting in elevated blood glucose levels. With heightened glucose levels, the blood thickens becoming concentrated, almost "gel-like," causing the heart and other organs to work harder in order to pump and circulate the blood throughout the body.
Diabetes can cause serious health complications including heart disease, blindness, kidney failure and lower extremity amputations. The National Diabetes Statistics Report for 2014, published by the Center for Disease Control and Prevention, estimates that 29.1 million people or 9.3% of the U.S. population is suffering from diabetes, comprised of 21 million diagnosed cases and 8.1 million undiagnosed cases. Diabetes is the seventh leading cause of death in the United States.

There are two types of diabetes:
Type I Diabetes — Accounting for between 5% – 10% of all diagnosed cases of diabetes as reported by the Centers for Disease Control and Prevention, type I diabetes is a chronic disease that usually appears during childhood or the teenage years in which the pancreas does not produce insulin. For unknown reasons, the immune system of people with type I diabetes attacks various cells in the body, including the insulin-producing ones of the pancreas. As a result, the body has a total depletion of the insulin hormone. The body's process of converting sugar into energy is disrupted when insulin is not present. This disruption causes the build-up of sugar in the blood, leading to complications such as dehydration, weight loss and ultimately serious damage to the body. There is no cure for type I diabetes and it is not preventable.
Type II Diabetes — Type II diabetes accounts for between 90% – 95% of all diagnosed cases of diabetes and differs from type I diabetes in that the body cannot use insulin properly, a condition called insulin resistance. At first, a patient's pancreas makes extra insulin to make up for it. Over time the pancreas is not able to keep up and cannot make enough insulin to keep blood glucose at normal levels. Type II diabetes can develop at any age, most commonly becoming apparent during adulthood. However, type II diabetes in children is rising.
Whereas type I diabetes cannot be prevented, type II diabetes can be prevented or delayed with proper management. Proper management and control begins with adherence to treatment plans prescribed by medical providers. These plans are a combination of lifestyle changes, medication and regular testing (the American Diabetes Association recommends 3-4 tests per day). By testing at least 3 times per day, an individual with type II diabetes can learn how to control their chronic illness through proper food intake, weight control and exercise.
 If diabetics do not properly manage their disease, their blood will thicken. This causes the heart and other organs to work harder in order to pump and circulate blood and leads to the following comorbidities:

•	Blindness — diabetes is a leading cause of blindness.

•	Stroke — diabetics are 1.5 times as likely to have a stroke as compared to non-diabetics.

•	Heart attack — diabetics are 1.8 times as likely to have a heart attack as compared to non-diabetics.

•	Kidney disease — diabetes is the leading cause of kidney failure.

•	Amputation — diabetes is the leading cause of non-traumatic lower limb amputations.
 A problem with diabetics' management of their disease is clearly evident: between 50-80% of those with diabetes remain non-compliant with their treatment plans. Traditional programs remain ineffective because they provide no real-time visibility to medical professionals. Vital readings and information into a patient's daily health and behaviors remain on the meter or testing devices and are often never shared or seen by a qualified medical professional.

With actionable and reliable information unavailable, healthcare professionals rely mainly on patients' self-reporting and their A1C (90 day blood glucose average) test results. While these data points provide some historic insight, they are unable to show the daily high and low blood glucose events. We believe that something different is needed to effect and change behavior.

Healthcare professionals lack data on their diabetic patient's daily health, there is no way to effectively monitor an individual's condition. Without active monitoring, there is no way to know if an individual requires attention before their situation becomes critical and requires medical intervention either through the emergency room or a patient hospital stay. In our estimation, current diabetes management programs lack the ability to share and transfer information in "real-time." This results in a reactionary approach that focuses and supports individuals after they have had a high cost claim and are considered high risk.

The ActiveCare Solution
The ActiveCare solution is focused on getting diabetic patients to test and manage their chronic illness on a regular and real-time basis. ActiveCare provides its solution to self-insured companies ("SICs") through third party administrators ("TPAs") and a network of health insurance brokers. In accordance with HIPAA regulations, an SIC cannot administer its own health plan due to privacy regulation and an SIC must have an unaffiliated third party administer the healthcare plan. The members that directly engage with our CareCenter specialists (or CareSpecialists) are diabetic patients employed by these SICs.
An ActiveCare member's introduction to our program begins his/her receipt of a state-of-the-art cellular glucometer and testing supplies. Our CareSpecialist will then walk the new member through how to use the new device and direct the member to register on a private and secure website that records all of the member's readings. From that point forward, the CareSpecialist establishes a personal working relationship with the diabetic member — encouraging testing; helping the member better understand their test results and how to respond to high or low readings — all on a real-time basis. It is this relationship that facilitates better health for our members, while ultimately saving the healthcare provider significant amounts in reduced claims.
As part of these efforts, we have staffed our CareCenter with highly trained "CareSpecialists" that maintain consistent contact with our members helping them through the ups and downs of managing their glucose levels. For example, when test results exceed certain thresholds (e.g., glucose readings being too high or too low) or a certain amount of time has passed without testing, members receive a prompt call from a CareSpecialist who will triage the member and, if necessary, contact emergency personnel. This "live" and timely intervention provides the platform of insight for members to modify their behavior while reinforcing goals to better manage their disease. Based on our internal data, we believe that each CareSpecialist can handle approximately 2,000 active diabetic members and make 300 outbound calls per week, as well as respond to emergency calls when readings are out of stated parameters. With real-time data, the CareSpecialists provide proactive support and encouragement to members before they become high risk. Our approach is designed to improve the health and wellness of members while also lowering the overall costs of medical care paid by their employers.
Our CareCenter is centrally located at our headquarters in Orem, Utah and can monitor diabetics throughout the United States. Our CareCenter location is also an ideal location for locating and training our CareSpecialists as it is within a five mile radius of some of the top universities with access to over 70,000 graduating students to draw from as CareSpecialists. If we desire to expand our service offerings in other countries, we would set up additional CareCenters in such regions as needed, in order to meet the appropriate dialect, customs and regulations required to support the end member.
Training of our CareSpecialists
CareSpecialists receive extensive initial and on-going training comparable to the training received by 911 emergency dispatchers (National Academy of Emergency Dispatchers). Upon being hired, a CareSpecialist goes through a two week course, in which they have classroom training on the ActiveCare solution; what diabetes is; corporate culture, opportunities within the Company; meeting Company personnel; how to on-board members and how to handle compliance calls and alert calls. This classroom training takes place for the first week, with half of each day dedicated to the classroom, and the remaining half day shadowing a team lead. The second week trainees perform calls while a team leader is there to assist and intervene if needed. During the following 90 days, the new hire is on probation and their phone calls are heavily audited, a review of attendance, production and behavior is analyzed and 911 certification is obtained. Further training continues throughout the employment of a CareSpecialist which includes but is not limited to the following:

•	How to coach and handle diabetics.

	-	Proper diet

	-	Proper testing

	-	Managing the disease, including various motivating techniques to change the patient's behavior

	-	Communicating with doctors and nurses.

•	Emergency Medical Dispatch training.

	-	Instructions in life-threatening situations.

	-	Certified through the National Academy of Emergency Dispatch.

•	Software training in helping diabetics understand their charts and goals.

Strategy and Results
The ActiveCare solution brings forth a strategy that utilizes real-time information to immediately improve a patient's outcome. With real-time data, the CareSpecialists provide proactive support and encouragement to members before they become high risk. To this end, we provide documentation of progress of individuals or populations over time. In the form of regular reports, members, employers, disease management providers and channel partners are provided relevant data detailing the progress of any group, sub-group, or individual in the ActiveCare program.
The outcomes of the ActiveCare approach have been significant. Based on our internal data, testing trends for ActiveCare members show that the more frequently a member tests, the blood sugar can be better managed and kept within a normal range. Without testing, there is no way for a member with diabetes to monitor and control their condition. Regular testing allows members to better monitor and modify behaviors to improve their health. The American Diabetes Association has advocated for years that the best way to control diabetes is by testing at least three times per day.
A peer-reviewed study funded by ActiveCare (the "ActiveCare Study") documented the efficacy of the ActiveCare program and was published in the January 2014 edition of US Endocrinology. The ActiveCare Study began with half of program participants actively engaged in the program as the study group, and those choosing not to participate as the control group. In a year-over-year comparison, the diabetics who did not actively engage in the ActiveCare diabetes management program saw an average increase in medical costs of $282 per person which we believe is directly correlated to costs associated with complications that may have been avoided through proper testing. The diabetics in the study group who regularly tested their blood sugar levels and actively participated in our diabetes program showed a year-over-year reduction of medical costs of $3,384. We believe that these results suggest that through ActiveCare's engagement programs, including but not limited to incentives and points systems (as described below) combined with comprehensive real time monitoring, result in healthier patients and lower overall costs of care.
Competitive Advantages/Operational Strengths
Unique Solution
The challenge facing the healthcare system is not whether to implement proper glucose monitoring and control, but rather how to motivate people with diabetes to monitor their glucose levels to improve their lives. In order to address this challenge, information indicating who is actually testing or not testing and who has readings that are outside of acceptable parameters is needed. Outside of our approach, we are not aware of any companies providing a service utilizing real-time information to help patients manage diabetes, reduce future medical costs and ultimately provide the information needed to address the challenge of ensuring individuals continue to properly test themselves.
Real-Time Visibility
Without the availability of actionable and reliable information, healthcare professionals have typically relied on a diabetic's A1C (90-day blood glucose average) test results. While AIC test results provide some historic insight, these reports do not to show daily high and low blood glucose levels. We believe that our solution, with its emphasis on consistent communications with patients and real time monitoring is preferable to reliance on AIC test results. Our state-of-the-art cellular glucometer and testing supplies allow for test results to automatically be sent wirelessly to ActiveCare immediately following each test. The only thing a member of our service needs to do is test themselves and our CareSpecialists maintain regular contact to provide advice, answer questions and to engage emergency personnel if needed. ActiveCare provides caregivers, physicians, disease management, and wellness coordinators with real-time visibility into a member's health.

Proactive Approach of our CareCenter
We believe that our 24/7 Care Center sets us apart from all other diabetes management programs. Historically, diabetics would be contacted by disease management personnel only after incurring high medical costs and being classified as high risk. This method is reactionary and does nothing to prevent diabetics from becoming high risk in the first place. With real-time data, the CareCenter provides proactive support and encouragement to our members before they become high risk. In addition, this "live" and timely intervention provides the platform of insight for members to modify their behavior while reinforcing goals to better manage their disease.
Engagement Strategy and Reward Program
The entire experience of how CareSpecialists interact with members has been retooled and refocused on increasing engagement. This engagement strategy is designed to foster increased testing through positive reinforcement involving an on-going testing rewards program, regular educational events and increased coordination with the group's clinical team. Our rewards program is designed to incentivize members to test more often through monetary reward. Similar to other rewards programs from credit cards or airlines, members will earn points for each test they take, which accumulates in the members' rewards account over the course of the year. Members can redeem the points through a rewards catalog within their account. This innovative program transforms testing into an exciting and fun activity and has the effect of significantly increasing the incidence of testing.
Management Team and Key Personnel Experience
Our management team and key personnel have significant technical and entrepreneurial experience, with over 20 years of experience in the remote monitoring industry.
We believe our unique approach of combining monitoring technology with a human service touch will create a paradigm shift to increase testing and improve the health of those living with diabetes.
Growth Strategy
Increase Marketing and Sales Force
We market our products and services through a channel partner approach by establishing relationships with insurance companies, disease management companies, third-party administrators ("TPAs") and self-insured companies ("SICs"). TPAs administer the claims, payments, co-pays, and medical coding for SICs and effectively act as the medical benefits administrators for their customers, who typically are not large enough to justify a fully operational in-house department. Disease management companies are hired by insurance companies and SICs to actively engage with members and employees with the goal that more interaction will reduce significant health care claims. Through TPAs and broker networks, we have serviced over 26,000 individuals with diabetes from over 800 SICs.
As our Company continues to evolve, we will seek to expand our channel partner strategy with the goal of increasing revenues. The expansion of existing SICs secured through this model provides us with a high volume of members to accomplish these goals. In addition to this channel partner strategy, we also anticipate initiating in the near future a direct sales model. In this model, we anticipate that sales executives with existing relationships and a regional market presence will call directly on large SICs (with over 2,000 employees). This direct sales model will allow the ActiveCare value proposition to be promoted directly by the sales executive to SICs and will provide direct insight to the Company's executives on the progress of the sale.

Increase Testing and Membership
The key to the ActiveCare strategy is member engagement. When ActiveCare brings on a new client, the number of members of that client with diabetes who are testing is usually around 18%. Currently with ActiveCare's engagement strategy, that figure typically more than doubles to 40%. Part of the ActiveCare strategy is to increase that percentage to 60% through various incentive programs that will also increase daily testing to three times per day.
 These programs are coordinated with our customers (SICs) and include the following:

•	Financial rewards to member for their initial adoption

•	Financial rewards for testing multiple times per day

•	Onsite events to help train and educate members

•	Mailers, emails and videos that motivate and educate the member
 We expect this engagement to not only increase the health of the diabetic population that uses the testing and monitoring services provided by our CareCenters, but also to increase our revenues and gross profits in a significant manner. This increase is achieved by increasing members testing behavior and the sales of test strips. Members are resupplied test strips on an as-needed basis as they test. As ActiveCare facilitates members to test more frequently, its revenues should increase on the increased sales of test strips alone. More importantly, increased monitoring is expected to result in our diabetic customers statistically having lower claims. This aligns ActiveCare's increased sales goals with that of the healthcare provider who has a significant interest in improving the health of its members thereby reducing the attendant medical costs.
Data Mining
The CareCenter is the real-time recipient of all test results which are delivered using the cellular glucometers that we provide to members. In addition to the real-time monitoring performed by our CareSpecialists, we also have in-house statisticians who analyze the test results data and provide written reports to our clients. This information is gathered, sorted and analyzed by ActiveCare, which in turn produces reports to the given groups (SICs, TPAs or Disease Management personnel). With this information, disease management personnel are offered real time visibility into the daily health of the members they are treating. The ultimate objective is to increase the percentage of diabetics who are regularly testing, which has been proven to be a major factor in reducing the cost of claims based on statistical data derived from the ActiveCare Study.
Technological Innovation/Product Development
Hardware
 ActiveCare currently purchases all of it glucometers from a third-party vendor and provides these glucometers to its members at no cost upon their enrollment in our program. However, ActiveCare is in the process of building its own proprietary glucometer with custom designed functions that we believe will increase member engagement and CareCenter interaction. To that end, we have engaged with a third-party manufacturer with specific expertise in manufacturing and applying for FDA approval of glucometers.

 Our proprietary glucometer is contemplated to have the following new functionalities:

•
Voice communication through the glucometer. At the touch of a button the diabetic can be in instant contact with ActiveCare's CareCenter where he/she can be coached on how to manage his/her diabetic problems

•	Touch screen technology which will simplify the diabetic's usage of the glucometer.

•	Built-in reminders that alert the diabetic member that it is time to test.
 In addition, since over 57% of all diabetics suffer from complications and other chronic conditions caused by diabetes such as heart disease, congestive heart failure and obesity, our growth strategy specifically contemplates that our glucometer will be equipped with technology allowing other chronic conditions to be monitored by us. This would include the monitoring of blood pressure, blood oxygen levels, weight and heart rate measurements. This will allow us to further improve the health of our members and has the potential to broaden ActiveCare's revenue base from our existing members.
Software
For the past four years, our R&D/IT expenditures were focused on developing a secured web based platform that allow our members, SICs, TPAs and disease management specialists the best experience possible in managing diabetes. In order to further develop these tools given the highly sensitive environment of cybersecurity surrounding HIPAA, we have continued to develop our own proprietary software solutions in which we are able to identify diabetics, produce statistical reports, and most importantly, continually improve the portal in which our members, SICs, TPAs, and others can set up their own alerting parameters to help the member succeed in their goals they have set with their doctor or disease management personnel. It is when a member is able to connect with others, and garner their support that life-changing actions can occur. We believe that our software and personnel facilitate these changes.
Chronic Illness Monitoring of other diseases
We plan to invest in research and development and patent filings, as we broaden the services we offer. We will continue to look for ways to provide solutions for other chronic illness and disease states markets. Our ultimate objective is to become a chronic illness monitoring company measuring not only blood sugar for diabetics, but also blood pressure, weight, and blood oxygen levels. Once we have proven our full turn-key solution within the diabetes disease market, we believe that our clients will want to engage our services to monitor other chronic diseases. We have found that the human touch factor, coupled with innovating technologies, allows us to connect with our members and provide them the support and coaching they need to understand the disease which they have, and how to live a healthy life. Roughly one in every four Americans suffers from a chronic illness like diabetes. Approximately 84 million people in this country suffer from some form of cardiovascular disease. One in every three adults suffers from high blood pressure. Nearly 3.7 million people per year are admitted to the hospital with heart disease. Since we already provide our diabetes monitoring services to over 800 SICs, expanding the Company's monitoring capabilities to other chronic illnesses is a logical extension of building out our business and increasing revenues.
Material Customers
 ActiveCare has two significant clients that accounted for 64% of our total revenues for our 2016 fiscal year as follows:

•	Office of Group Benefits (OGB), State of Louisiana — OGB accounted for 42% of 2015 revenues and 39% of 2016 revenues.

•	Key Benefits — Key Benefits accounted for 15% of 2015 revenues.

•
Rx Benefits — Rx Benefits accounted for 12% of 2015 revenues and 25% of 2016 revenues, however, over the past six months, Rx Benefits' percentage of revenues has declined to under 15% and we anticipate revenues from Rx Benefits will fall below 5% of revenues in the future.

Research and Development
Technology to facilitate data-driven chronic illness monitoring consists of three components: (1) biometric monitoring products and supplies, (2) medical and claims data aggregation, and (3) algorithms for the analysis of the data.
Biometric monitoring products and supplies are provided by numerous medical hardware providers and deliver a wide range of features and functionality. ActiveCare is agnostic to any specific device requirement, and has the ability to integrate and capture data from any 510(k) or HL7 compliant monitoring device. See "Regulatory Matters."
We are currently in the process of building our own proprietary glucometer with custom designed functions that we believe will strengthen member engagement and CareCenter interaction. As mentioned above, our proprietary glucometer is expected to incorporate an easy to use touch screen interface, voice communication technology, testing notifications and reminders, as well the technology to sync with other future devices and analyze data related to other chronic conditions.
During fiscal year 2016, we spent approximately $248,000, compared to $107,000 in fiscal year 2015, on research and development related to chronic illness monitoring. In addition to costs incurred in connection with our proposed and proprietary glucometer, the research and development program focused on ongoing improvements to methods and systems for the capture and analysis of data, as well as scalable architectures to migrate to production applications and deployments during fiscal year 2015 that were developed during fiscal years 2013 and 2012.
Sales and Marketing
We currently service over 800 SICs through relationships with TPAs, our health insurance broker network, disease management companies and others. We market directly to TPAs and healthcare brokers through participation in healthcare fairs and events as well as through direct contact with our staff and direct mailings of our marketing materials. We plan to continue to mine our existing network of SICs for members as we further prove out our business model and the efficacy of our programs.
Additionally, we are looking to deploy, upon consummation of a contemplated public offering of our securities in early 2017 (the "Offering"), a direct sales model to market directly to SICs. We anticipate that sales executives with existing relationships and a regional market presence will call directly on large SICs (with over 2,000 employees), which will effectively decrease our reliance on our relationship with TPAs and other third parties. Increasing our salesforce personnel will enable us to have a greater localized presence in the given geographic regions.
Competition
 Over the past decade, technology device manufacturers have rushed to provide peripheral devices to capture data related to chronic health conditions rather than provide any assessment or intelligence regarding the data being captured. In most cases the data captured remains static on the peripheral device or data capture system, providing little to no perspective on the current and recent condition of the patient. In cases in which the data is utilized, the application of that data is typically limited to the "point of care" or physician's office. The ActiveCare solution is a complex combination of components that provide an overall care system. ActiveCare's combination of state-of-the-art technology including a cellular glucometer that sends test results to ActiveCare in real-time, along with its 24/7 CareCenter and engagement programs, provides a comprehensive and unique solution in the market. This real-time information allows ActiveCare's 24/7 CareCenter to reach out to members moments after a dangerous reading. We believe that this real-time intervention along with ActiveCare's proactive approach to engagement sets ActiveCare apart in the industry.
 Our primary competitors are:

•
Livongo — Relatively new to the market, Livongo provides a cellular glucometer that reports to an online record. Generally, the focus of Livongo is with small pilot groups, in which it captures the members' data who were already previously managing their disease.

•
GenesisHealth Technologies — Focused solely on the technology, GenesisHealth Technologies ("Gensis") provides a cellular meter that sends results to an online record. Similar to traditional solutions focused solely on supplies, we do not believe that Genesis provides any solutions to increase engagement (i.e., get members testing) and therefore improve the health of members necessary to significantly reduce medical claims.

•
Telcare — Similar to GenesisHealth, Telcare is focused solely on the technology, in which they provide a cellular meter that sends results to an online record. Similar to traditional solutions focused solely on supplies, we do not believe that Telecare provides any solutions to increase engagement and therefore improve the health of members necessary to significantly reduce medical claims.

Intellectual Property
Trademarks
We have registered certain of our trademarks with the United States Patent and Trademark Office, including ActiveCare®, ActiveOne®, ActiveOne+®, and ActiveHome®. We also use certain trademarks, trade names, and logos that have not been registered. We claim common law rights to these unregistered trademarks, trade names and logos. We also own domain names, including www.activecare.com, and we claim ownership of certain unregistered copyrights of our website content. We also rely on a variety of proprietary rights that we license from third parties as described below.
Patents
We own the following patents and patent applications:
Patent or Application No.	Country	Issue/Filing Date	Title of Patent
9,161,198	United States	Issued 10/13/15	Systems and Devices for Emergency Tracking and Health Monitoring

8,942,676	United States	Issued 1/27/15	Systems and Devices for Emergency Tracking and Health Monitoring

14,286,695	United States	Pending 5/24/2014	System and Method for Identifying, Tracking and Treating Chronic Illness Using Real-time Biometric Data

7,251,471	United States	Issued 7/31/2007	Emergency Phone with Single Button Activation
We have exclusive licenses for the use of the following patents:
8,797,210	United States	Issued 8/5/2014	Remote Tracking Device and System and Method for Two-Way Voice Communication Between Device and a Monitoring Center

7,545,318	United States	Issued 6/9/2009	Remote Tracking System and Device with Variable Sampling and Sending Capabilities Based on Environmental Factors
We have non-exclusive licenses for the use of the following patents:

6,612,985	United States	Issued 9/2/2003	Method and System for Monitoring and Treating a Patient

6,307,481	United States	Issued 10/23/2001	Systems Within A Communication Device For Evaluating Movement Of A Body And Methods Of Operating The Same

6,501,386	United States	Issued 12/31/2002	Systems Within A Communication Device For Evaluating Movement Of A Body And Methods Of Operating The Same

6,661,347	United States	Issued 12/09/2003	Systems Within A Communication Device For Evaluating Movement Of A Body And Methods Of Operating The Same

6,703,939	United States	Issued 3/9/2004	System and Method For Analyzing Activity of A Body

6,864,796	United States	Issued 3/8/2005	Systems Within A Communication Device For Evaluating Movement Of A Body And Methods Of Operating The Same

7,095,331	United States	Issued 8/22/2006	System and Method For Analyzing Activity of A Body

7,145,461	United States	Issued 12/05/2006	System and Method For Analyzing Activity of A Body

Trade Secrets
We own certain intellectual property, including trade secrets, which we seek to protect, in part, through confidentiality agreements with employees and other parties. Even where these agreements exist, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors.
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
In the United States, a company generally can obtain permission to distribute a new device in two ways — through a Section 510(k) premarket notification application ("510(k) submission"), or through a Section 515 premarket approval ("PMA") application. The 510(k) submission applies to any device that is substantially equivalent to a "Predicate Device" (a device first marketed prior to May 28, 1976 or a device marketed after that date which was substantially equivalent to a pre-May 28, 1976 device). These devices are either Class I or Class II devices. Under the 510(k) submission process, the FDA will issue an order finding substantial equivalence to a Predicate Device and permitting commercial distribution of that device for its intended use. A 510(k) submission must provide information supporting its claim of substantial equivalence to the Predicate Device. The FDA permits certain low risk medical devices to be marketed without requiring the manufacturer to submit a premarket notification. In other instances, the FDA may not only require that a premarket notification be submitted, but also that such notification be accompanied by clinical data. If clinical data from human experiences are required to support the 510(k) submission, these data must be gathered in compliance with Integral Device Exemption ("IDE") regulations for clinical trials performed in the United States. The FDA review process for premarket notifications submitted pursuant to section 510(k) should take about 90 days on average, but it can take substantially longer if the FDA has concerns. Furthermore, there is no guarantee that the FDA will "clear" the device for marketing, in which case the device cannot be distributed in the United States. There is no guarantee that the FDA will deem the device subject to the 510(k) process, as opposed to the more time-consuming, resource intensive and problematic process described below.

We do not currently manufacture our own chronic disease monitoring devices. We are currently working with a third party to manufacture our own proprietary cellular glucometer and strips. Manufacturers of medical devices are required to register with the FDA before they begin to manufacture devices for commercial distribution. As a result, any entity that manufactures products on our behalf will be subject to periodic inspection by the FDA for compliance with the FDA's Quality System Regulation ("QSR") requirements and other regulations. These regulations require us and our manufacturers to manufacture products and maintain documents in a prescribed manner with respect to design, manufacturing, testing and control activities. Further, we are required to comply with various FDA and other agency requirements for labeling and promotion. The Medical Device Reporting regulations require that we provide information to the FDA whenever there is evidence to reasonably suggest that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. In addition, the FDA prohibits us from promoting a medical device for unapproved indications.
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
In the United States, the federal Health Insurance Portability and Accountability Act of 1996, Public Law 104-191 (the "HIPAA Statute"), and its related "Privacy Rules" (45 C.F.R. Part 164 Subparts A and E) and "Security Rules" (45 C.F.R. Part 164 Subpart C) and "Breach Notification Rules" (45 C.F.R. Part 164 Subpart D) as amended by the Health Information Technology for Economic and Clinical Health Act (the "HITECH Statute") and any regulations promulgated thereunder (collectively, "HIPAA"), impose minimum requirements for the confidentiality, integrity and availability of individuals' health information under certain conditions. Briefly, HIPAA requires "Covered Entities" as defined under HIPAA to comply with all applicable HIPAA requirements.
HIPAA also requires "Business Associates" to comply with the Security Rules as well as any additional specific obligations under HIPAA depending upon the services provided to "Covered Entities". As a "Business Associate" of our clients who are "Covered Entities", we are required to comply with the Security Rules in connection with our clients' "Protected Health Information" or "PHI" as such terms are defined under HIPAA. Our obligations under the Security Rules and other applicable provisions of HIPAA are also imposed pursuant to contract with our "Covered Entity" clients. Such obligations under the Security Rules, other applicable requirements under HIPAA as well as contracts with "Covered Entity" clients (or with clients who are "Business Associates" where we would be deemed to be a "Subcontractor" under HIPAA) create liability risks for failure to abide by maintaining the confidentiality, integrity and availability of "PHI" in accordance with HIPAA and the contracts with "Covered Entity" (and "Business Associate") clients.
Employees
As of January 12, 2016, we had thirty-six (36) full-time and two (2) part-time employees in the U.S. None of these employees are represented by a labor union or subject to a collective bargaining agreement. We have never experienced a work stoppage and our management believes that our relations with employees are good.

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
Item 1A.  Risk Factors
RISK FACTORS
RISKS RELATED TO OUR BUSINESS
BECAUSE OF OUR HISTORY OF ACCUMULATED DEFICITS, RECURRING LOSSES, NEGATIVE CASH FLOWS FROM OPERATING ACTIVITIES, NEGATIVE TOTAL EQUITY AND CERTAIN DEBT BEING IN DEFAULT, WE MUST IMPROVE PROFITABILITY AND MAY BE REQUIRED TO OBTAIN ADDITIONAL FINANCING IF WE ARE TO CONTINUE AS A "GOING CONCERN."
We incurred negative cash flows from operating activities and recurring net losses for the fiscal years 2016 and 2015. We had negative working capital at the end of each of those years. As of September 30, 2016 and 2015, our accumulated deficit was $108,178,614 and $91,840,158, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty. In order for us to remove substantial doubt about our ability to continue as a going concern, we must achieve profitability, generate positive cash flows from operating activities and obtain necessary debt or equity funding. If we are unable to increase revenues or obtain additional financing, we will be unable to continue the development of our products and services and we may have to cease operations.
Our financial statements have been prepared on the assumption that we will continue as a going concern. Our independent registered public accounting firm has included an explanatory paragraph in its opinion on our financial statements for the fiscal years ended September 30, 2016 and 2015 stating that our recurring losses, negative cash flows from operating activities, negative working capital, negative total equity and certain debt that is in default, and other conditions, raise substantial doubt about our ability to continue as a going concern. It has been necessary to rely upon debt and the sale of our equity securities to sustain operations. We will require additional capital over the next 12 months to fund ongoing operations. We are currently seeking to raise additional funding through the Offering. There can be no guarantee that we will be able to obtain such funds, or obtain them on satisfactory terms, and that such funds would be sufficient. If such additional funding is not obtained, we may be required to scale back or cease operations.
IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, BUSINESS OPERATIONS WILL BE HARMED AND IF WE DO OBTAIN ADDITIONAL FINANCING THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.
As of September 30, 2016, we had cash of $167,737. We need additional funding in the immediate future to enable us to fund our operating expenses and capital expenditure requirements. Until we achieve profitability, we will need to raise additional capital to fund our operations and to otherwise implement our overall business strategy. We currently do not have any contracts or commitments for additional financing. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail and possibly cease operations. In addition, any additional equity financing may involve substantial dilution to then existing shareholders.

DUE TO OUR DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS, WE ARE SUBJECT TO A CONCENTRATION OF CREDIT RISK.
For the fiscal year ended September 30, 2016, two customers accounted for 64% of our 2016 total revenues. For the fiscal year ended September 30, 2015, revenues from three customers represented 69% of our 2015 total revenues. Revenues from one of these customers, Rx Benefits, has declined to under 15% over the past six months and we anticipate revenues from Rx Benefits will fall below 5% of revenues in the future. As of September 30, 2016 and 2015, accounts receivable from significant customers represented 66% of total accounts receivable.
The loss of any of significant customers, other than Rx Benefits, would likely have a material adverse effect on our business, financial condition and results of operations. In addition, in the case of insolvency of any of our significant customers, receivables from that customer might not be collectible, might not be fully collectible, or might be collectible over longer than normal terms, each of which could have a material adverse effect on our business, financial condition, liquidity and results of operations.
WE CURRENTLY DEPEND UPON A SINGLE SOURCE SUPPLIER FOR OUR PRODUCTS, MAKING US VULNERABLE TO SUPPLY PROBLEMS AND PRICE FLUCTUATIONS, WHICH COULD HARM OUR BUSINESS.
 During fiscal years 2016 and 2015, we purchased substantially all of our products and supplies from one third-party vendor. We expect to rely on this single source third-party vendor for the manufacture of our Chronic Illness Monitoring products such as our current glucometer and the test strips required for that device until such time as we develop our own testing products. Although there are other vendors who manufacture similar products and supplies, our systems would need to be modified to accommodate those products and supplies. Consequently, we are dependent on this contract manufacturer for the production of our products and will depend on third-party manufacturing resources to manufacture products we may add to our product line in the future.
 Our reliance on this vendor also subjects us to risks that could harm our business, including:
•	we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	we may have difficulty locating and qualifying alternative suppliers;

•	our supplier manufactures products for a range of customers, and fluctuations in demand for the products it supplies for others may affect its ability to deliver product to us in a timely manner; and

•	our supplier may encounter financial hardships unrelated to our demand for product, which could inhibit its ability to fulfill our orders and meet our requirements.

Any interruption or delay in the supply of products or materials, or our inability to obtain product from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competitive products, and could therefore have a material adverse effect on our business, financial condition, operating results and cash flows.
OUR PROFITABILITY DEPENDS UPON MANY FACTORS FOR WHICH NO ASSURANCE CAN BE GIVEN.
Profitability depends upon many factors, including the ability to develop and maintain valuable product and monitoring solutions, our ability to identify and obtain the rights to additional products to add to our existing product line, success and expansion of our sales programs, expansion of our customer base, obtaining the right balance of expense levels and the overall success of our business activities. We anticipate that we will generate operating income in the next 12 months although no assurance can be given in this regard. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. A decline in the value of our stock could also cause you to lose all or part of your investment.

THE COMMERCIAL SUCCESS OF OUR PRODUCTS WILL DEPEND UPON THE DEGREE OF MARKET ACCEPTANCE BY PHYSICIANS, HOSPITALS, THIRD-PARTY PAYERS, AND OTHERS IN THE MEDICAL COMMUNITY.
Ultimately, none of our current products or products in development, even if they receive approval, may ever gain market acceptance by physicians, hospitals, third-party payers or others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our products, will depend on a number of factors, including:

•	the efficacy and potential advantages over alternative treatments;

•	the ability to offer our products and services for sale at competitive prices;

•	the willingness of the target population to accept and adopt our products and services;

•	the strength of marketing and distribution support and the timing of market introduction of competitive products and services; and

•	publicity concerning our products and services or competing products and services.
  Even if a potential product displays a favorable profile, market acceptance of the product will not be known until after it is launched. Our efforts to educate the medical community and third-party payers on the benefits of our products and services may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by conventional technologies marketed by our competitors.
SOME OF OUR PRODUCTS ARE NOT BASED ENTIRELY ON TECHNOLOGY THAT IS PROPRIETARY TO US, WHICH MEANS THAT WE DO NOT HAVE A TECHNOLOGICAL ADVANTAGE OVER OUR COMPETITORS WITH RESPECT TO CERTAIN OF OUR PRODUCTS, AND THAT WE MUST RELY ON THE OWNERS OF THE PROPRIETARY TECHNOLOGY THAT IS THE BASIS FOR THESE PRODUCTS TO PROTECT THAT TECHNOLOGY. WE HAVE NO CONTROL OVER SUCH PROTECTION.
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
OUR INDUSTRY IS FRAGMENTED, AND WE MAY EXPERIENCE INTENSE COMPETITION FROM A VARIETY OF SOURCES, MANY OF WHICH MAY BE BETTER FINANCED AND BETTER MANAGED THAN WE ARE.
We face, and will continue to face, competition in the Chronic Illness Monitoring market. Many of our competitors and potential competitors may have greater access to capital and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Moreover, many of our competitors may have greater name recognition and experience in the Chronic Illness Monitoring industry. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. There can be no assurance that competition from other companies will not render our products and services noncompetitive.
THE LOSS OF ONE OR MORE MEMBERS OF OUR SENIOR MANAGEMENT OR KEY EMPLOYEES MAY ADVERSELY AFFECT OUR ABILITY TO IMPLEMENT OUR STRATEGY.
Our success depends to a significant extent upon the continued services of Mr. Jeffrey Peterson. The loss of the services of Mr. Peterson could have a material adverse effect on our growth, revenues, and prospective business. This individual is committed to the Company and willing to devote a large amount of time and energy to the Company. This employee could leave us with little or no prior notice. We do not have "key person" life insurance policies covering any of our employees. Additionally, there are a limited number of qualified technical personnel with significant experience in the design, development, manufacture, and sale of our products, and we may face challenges hiring and retaining these types of employees.
We depend on our experienced management team and the loss of one or more key executives could have a negative impact on our business. We also depend on our ability to retain and motivate key employees and attract qualified new employees. If we lose a member of the management team or a key employee, we may not be able to replace him or her. Integrating new employees into our management team and training new employees with no prior experience in our industry could prove disruptive to our operations, require a disproportionate amount of resources and management attention and ultimately prove unsuccessful. An inability to attract and retain sufficient technical and managerial personnel could limit or delay our development efforts, which could have a material adverse effect on our business, financial condition and results of operations.

OUR NEWLY HIRED CHIEF FINANCIAL OFFICER WILL BE WORKING PART TIME FOR US RESULTING IN A POTENTIAL LACK OF AVAILABILITY DUE TO OTHER COMMITMENTS.
Mr. Eric Robinson, our newly hired Chief Financial Officer, Secretary and Treasurer, will be devoting two days a week in the performance of his duties to the Company. Mr. Robinson also has other obligations, which may result in a lack of availability when needed due to other responsibilities. It is anticipated that Mr. Robinson will be joining the Company on a full time basis in the future.
FROM TIME TO TIME, WE MAY BE SUBJECT TO EXPENSIVE CLAIMS RELATING TO PRODUCT LIABILITY; OUR ABILITY TO INSURE AGAINST THIS RISK IS LIMITED.
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
FUTURE CASH FLOW FLUCTUATIONS MAY AFFECT OUR ABILITY TO FUND OUR WORKING CAPITAL REQUIREMENTS OR ACHIEVE OUR BUSINESS OBJECTIVES IN A TIMELY MANNER.
Our working capital requirements and cash flows historically have been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on such factors as timing and size of capital expenditures, levels of sales, timing of deliveries and collection of receivables, inventory levels, customer payment terms and supplier terms and conditions. We must obtain additional capital to execute our business plan. A greater than expected slow-down in capital spending by our customers may require us to adjust our current business model. As a result, our revenues and cash flows may be materially lower than we expect and we may be required to reduce our capital expenditures and investments or take other measures in order to meet our cash requirements. We may seek additional funds from liquidity-generating transactions and other conventional sources of external financing (which may include a variety of debt, convertible debt and/or equity financings). We cannot provide any assurance that our net cash requirements will be as we currently expect. Our inability to manage cash flow fluctuations resulting from the above factors could have a material adverse effect on our ability to fund our working capital requirements from operating cash flows and other sources of liquidity or to achieve our business objectives in a timely manner.
WE RECENTLY COMPLETED A DEBT FINANCING WHICH IS SECURED BY THE GRANT OF A SECURITY INTEREST IN ALL OF OUR ASSETS AND UPON A DEFAULT THE LENDER MAY FORECLOSE ON ALL OF OUR ASSETS.
In February 2016, we entered into a loan and security agreement with Partners for Growth IV, L.P. (the "Loan and Security Agreement") and issued certain notes payable in connection therewith (the "PFG Notes" together with the Loan and Security Agreement, the "PFG Obligations"). The PFG Obligations, which currently have an outstanding balance of principal and interest in the aggregate of $2,441,750 as of December 31, 2016, are secured by the grant of a security interest in all of the Company's assets. In the event of the Company's failure to make such payments or to comply with the terms of the working capital line of credit under the Loan and Security Agreement or the PFG Notes, PFG can declare a default and seek to foreclose on the Company's assets. Effective December 31, 2016, the Company and PFG entered into the December Forbearance Agreement, pursuant to which PFG agreed to forbear, through February 15, 2017, from exercising remedies with regard to certain breaches of agreements between the Company and PFG, under the Existing PFG Agreements.
If the Company is unable to repay or refinance its indebtedness to PFG it may be forced to cease operations and the holders of the Company's common stock may lose their entire investment. See also Subsequent Events — "Partners for Growth IV, L.P. Loan Forbearance and Related Matters."

OUR BUSINESS MAY BE MATERIALLY AND ADVERSELY AFFECTED BY INCREASED LEVELS OF DEBT.
 In order to finance our business or to finance possible acquisitions we may incur significant levels of debt compared to historical levels, and we may need to secure additional sources of funding, which may include debt or convertible debt financing, in the future. A high level of debt, arduous or restrictive terms and conditions relating to accessing certain sources of funding, failure to meet the financial and/or other covenants in our credit and/or support facilities and any significant reduction in, or access to, such facilities, poor business performance or lower than expected cash inflows could have adverse consequences on our ability to fund our business operations. Other effects of a high level of debt include the following:

•	we may have difficulty borrowing money in the future or accessing sources of funding;

•
we may need to use a large portion of our cash flows from operating activities to pay principal and interest on our indebtedness, which would reduce the amount of cash available to finance our operations and other business activities;

•	a high debt level, arduous or restrictive terms and conditions, or lower than expected cash flows would make us more vulnerable to economic downturns and adverse developments in our business; and

•
if operating cash flows are not sufficient to meet our operating expenses, capital expenditures and debt service requirements as they become due, we may be required, in order to meet our debt service obligations, to delay or reduce capital expenditures or the introduction of new products and services, sell assets and/or forego business opportunities including acquisitions, research and development projects or product design enhancements.

WE MUST BE ABLE TO ESTABLISH AND MAINTAIN REQUIRED DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROLS OVER FINANCIAL REPORTING AND TO MEET THE PUBLIC REPORTING AND THE FINANCIAL REQUIREMENTS FOR OUR BUSINESS.
Our management has a legal and fiduciary duty to establish and maintain disclosure controls and control procedures in compliance with the securities laws, including the requirements mandated by the Sarbanes-Oxley Act of 2002. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. Because we have limited resources, we may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting, and disclosure controls and procedures, if required. In addition, if we are required to obtain attestation by our independent registered public accounting firm, we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accounting firm. If we cannot assess our internal control over financial reporting as effective or provide adequate disclosure controls or implement sufficient control procedures, or our independent registered public accounting firm is unable to provide an unqualified attestation report on such assessment if required, investor confidence and share value may be negatively impacted.
RAPID GROWTH COULD RESULT IN A STRAIN ON OUR RESOURCES.
Because of our size, growth will likely place a significant strain on our financial, technical, operational and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of experienced managers, could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute this aspect of our business plan.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY
SOME OF OUR PRODUCTS MAY BE SUBJECT TO THE RISKS AND UNCERTAINTIES ASSOCIATED WITH THE PROTECTION OF INTELLECTUAL PROPERTY AND RELATED PROPRIETARY RIGHTS. WE BELIEVE THAT OUR SUCCESS DEPENDS IN PART ON OUR ABILITY TO OBTAIN AND ENFORCE PATENTS, MAINTAIN TRADE SECRETS AND OPERATE WITHOUT INFRINGING ON THE PROPRIETARY RIGHTS OF OTHERS IN THE UNITED STATES AND IN OTHER COUNTRIES.
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
WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD AFFECT OUR ABILITY TO COMPETE.
There can be no assurance that trade secrets and other intellectual property will not be challenged, invalidated, misappropriated or circumvented by third parties. In some instances, we have augmented our technology base by licensing the proprietary intellectual property of others. In the future, we may not be able to obtain necessary licenses on commercially reasonable terms. We enter into confidentiality and invention assignment agreements with our employees and enter into non-disclosure agreements with our suppliers and appropriate customers so as to limit access to and prevent disclosure of our proprietary information. These measures may not suffice to deter misappropriation or third-party development of similar technologies. Moreover, the laws concerning intellectual property vary among nations and the protection provided to our intellectual property by the laws and courts of foreign nations may not be as advantageous to us as the protection available under U.S. law.
COSTLY LITIGATION MAY BE NECESSARY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AND WE MAY BE SUBJECT TO CLAIMS ALLEGING THE VIOLATION OF THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.
We may face significant expense and liability as a result of litigation or other proceedings relating to patents and intellectual property rights of others. In the event that another party has also filed a patent application or been issued a patent relating to an invention or technology claimed by us in pending applications, we may be required to participate in an interference proceeding declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial uncertainties and costs for us, even if the eventual outcome was favorable to us. We, or our licensors, also could be required to participate in interference proceedings involving issued patents and pending applications of another entity. An adverse outcome in an interference proceeding could require us to cease using the technology, substantially modify it or to license rights from prevailing third parties.

The cost to us of any patent litigation or other proceeding relating to our licensed patents or patent applications, even if resolved in our favor, could be substantial, especially given our early stage of development. Our ability to enforce our patent protection could be limited by our financial resources, and may be subject to lengthy delays. A third party may claim that we are using inventions claimed by their patents and may go to court to stop us from engaging in our normal operations and activities, such as research, development and the sale of any future products and services. Such lawsuits are expensive and would consume significant time and other resources. There is a risk that a court will decide that we are infringing the third party's patents and will order us to stop the activities claimed by the patents. In addition, there is a risk that a court will order us to pay the other party damages for having infringed their patents.
Moreover, there is no guarantee that any prevailing patent owner would offer us a license so that we could continue to engage in activities claimed by the patent, or that such a license, if made available to us, could be acquired on commercially acceptable terms. In addition, third parties may, in the future, assert other intellectual property infringement claims against us with respect to our services, technologies or other matters.
WE HAVE LIMITED FOREIGN INTELLECTUAL PROPERTY RIGHTS AND MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS THROUGHOUT THE WORLD.
We have limited intellectual property rights outside the United States. Filing, prosecuting and defending patents on devices in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from mimicking our inventions in all countries outside the United States, or from selling or importing products made using our inventions into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patents to develop their own products and further, may export otherwise infringing products to territories where we have patents, but enforcement is not as strong as that in the United States.
Many companies have encountered significant problems in protecting and defending intellectual property in foreign jurisdictions. The legal systems of certain countries, particularly China and certain other developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property, particularly those relating to medical devices and biopharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. To date, we have not sought to enforce any issued patents in these foreign jurisdictions. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. The requirements for patentability may differ in certain countries, particularly developing countries. Certain countries in Europe and developing countries, including China and India, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
THIRD PARTIES MAY CLAIM IN THE FUTURE THAT WE ARE INFRINGING DIRECTLY OR INDIRECTLY UPON THEIR INTELLECTUAL PROPERTY RIGHTS, AND THIRD PARTIES MAY INFRINGE UPON OUR INTELLECTUAL PROPERTY RIGHTS.
Many of the markets we serve are characterized by vigorous protection and pursuit of intellectual property rights, which may result in protracted and expensive litigation. Third parties may claim in the future that we are infringing directly or indirectly upon their intellectual property rights, and we may be found to be infringing or to have infringed directly or indirectly upon those intellectual property rights. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. Moreover, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products, services and solutions. Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, know-how, confidentiality provisions and licensing arrangements to establish and protect our intellectual property rights. If we fail to successfully protect and enforce these rights, our competitive position could suffer. Our pending patent and trademark registration applications may not be allowed, or competitors may challenge the validity or scope of our patents or trademark registrations. In addition, our patents may not provide us a significant competitive advantage. We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and our competitive position may be harmed before we do so. In addition, competitors may design around our technology or develop competing technologies.

RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK
WE CURRENTLY DO NOT INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK. AS A RESULT, YOUR ONLY OPPORTUNITY TO ACHIEVE A RETURN ON YOUR INVESTMENT IS IF THE PRICE OF OUR COMMON STOCK APPRECIATES.
We currently do not expect to declare or pay dividends on our common stock. In addition, in the future we may enter into agreements that prohibit or restrict our ability to declare or pay dividends on our common stock. As a result, your only opportunity to achieve a return on your investment will be if the market price of our common stock appreciates and you sell your shares at a profit.
YOU MAY EXPERIENCE DILUTION OF YOUR OWNERSHIP INTEREST DUE TO THE FUTURE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.
We are in a capital intensive business and we do not have sufficient funds to finance the growth of our business or to support our projected capital expenditures. As a result, we will require additional funds from future equity or debt financings, including sales of preferred shares or convertible debt, to complete the development of new projects and pay the general and administrative costs of our business. We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of holders of our common stock. We are currently authorized to issue 200,000,000 shares of common stock and 10,000,000 shares of preferred stock. Additionally, the Board of Directors may subsequently approve increases in authorized common stock. The potential issuance of such additional shares of common or preferred stock or convertible debt may create downward pressure on the trading price of our common stock. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in future public offerings or private placements for capital raising purposes or for other business purposes. The future issuance of a substantial number of common shares into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common shares. A decline in the price of our common shares could make it more difficult to raise funds through future offerings of our common shares or securities convertible into common shares.
OUR AMENDED AND RESTATED CERTIFICATE OF INCORPORATION ALLOWS FOR OUR BOARD OF DIRECTORS TO CREATE NEW SERIES OF PREFERRED STOCK WITHOUT FURTHER APPROVAL BY OUR STOCKHOLDERS, WHICH COULD HAVE AN ANTI-TAKEOVER EFFECT AND COULD ADVERSELY AFFECT HOLDERS OF OUR COMMON STOCK.
Our authorized capital includes preferred stock issuable in one or more series. Our board of directors has the authority to issue preferred stock and determine the price, designation, rights, preferences, privileges, restrictions and conditions, including voting and dividend rights, of those shares without any further vote or action by stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. The issuance of additional preferred stock, while providing desirable flexibility in connection with possible financings and acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of the voting power of our outstanding voting securities, which could deprive our holders of common stock of a premium that they might otherwise realize in connection with a proposed acquisition of our company.
THERE CAN BE NO ASSURANCES THAT OUR SHARES AND/OR WARRANTS WILL BE LISTED ON THE NASDAQ CAPITAL MARKET AND, IF THEY ARE, OUR SHARES WILL BE SUBJECT TO POTENTIAL DELISTING IF WE DO NOT MEET OR CONTINUE TO MAINTAIN THE LISTING REQUIREMENTS OF THE NASDAQ CAPITAL MARKET.
We intend to apply to list the shares of our common stock on the NASDAQ Capital Market, or NASDAQ. An approval of our listing application by NASDAQ will be subject to, among other things, our fulfilling all of the listing requirements of NASDAQ. In addition, NASDAQ has rules for continued listing, including, without limitation, minimum market capitalization and other requirements. Failure to maintain our listing, or de-listing from NASDAQ, would make it more difficult for shareholders to sell our common stock and more difficult to obtain accurate price quotations on our common stock. This could have an adverse effect on the price of our common stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock is not traded on a national securities exchange.

THERE IS CURRENTLY ONLY A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK AND NO PUBLIC MARKET FOR OUR WARRANTS. FAILURE TO DEVELOP OR MAINTAIN A TRADING MARKET COULD NEGATIVELY AFFECT THEIR VALUE AND MAKE IT DIFFICULT OR IMPOSSIBLE FOR YOU TO SELL YOUR SHARES.
There is currently only a limited public market for our common stock and no market for our warrants. An active public market for our common stock and/or warrants may not develop or be sustained. Failure to develop or maintain an active trading market could make it difficult for you to sell your shares or warrants without depressing the market price for such securities or recover any part of your investment in us. Even if an active market for our common stock and warrants does develop, the market price of such securities may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our securities.
IF AND WHEN A LARGER TRADING MARKET FOR OUR SECURITIES DEVELOPS, THE MARKET PRICE OF SUCH SECURITIES IS STILL LIKELY TO BE HIGHLY VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS, AND YOU MAY BE UNABLE TO RESELL YOUR SECURITIES AT OR ABOVE THE PRICE AT WHICH YOU ACQUIRED THEM.
 The stock market in general and the market for smaller health service companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our securities may be influenced by many factors that are beyond our control, including, but not limited to:

•	variations in our revenue and operating expenses;

•	market conditions in our industry and the economy as a whole;

•	actual or expected changes in our growth rates or our competitors' growth rates;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	developments in the financial markets and worldwide or regional economies;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	announcements by the government relating to regulations that govern our industry;

•	the recruitment or departure of key scientific or management personnel;

•	sales of our common stock or other securities by us or in the open market;

•	changes in the market valuations of other comparable companies;

•	general economic, industry and market conditions; and

•	the other factors described in this "Risk Factors" section.

The trading price of our shares might also decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us. Each of these factors, among others, could harm the value of your investment in our securities. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management's attention and resources, which could materially and adversely affect our business, operating results and financial condition.
EFFORTS TO COMPLY WITH THE APPLICABLE PROVISIONS OF SECTION 404 OF THE SARBANES-OXLEY ACT WILL INVOLVE SIGNIFICANT EXPENDITURES, AND NON-COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT MAY ADVERSELY AFFECT US AND THE MARKET PRICE OF OUR COMMON STOCK.
Under current SEC rules, we have been required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, and related rules and regulations of the SEC. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. This process may result in a diversion of management's time and attention and may involve significant expenditures. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with the applicable provisions of Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our common stock may be adversely affected.
IF SECURITIES OR INDUSTRY ANALYSTS DO NOT PUBLISH OR CEASE PUBLISHING RESEARCH OR REPORTS ABOUT US, OUR BUSINESS OR OUR MARKET, OR IF THEY CHANGE THEIR RECOMMENDATIONS REGARDING OUR STOCK ADVERSELY, OUR STOCK PRICE AND TRADING VOLUME COULD DECLINE.
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
ANTI-TAKEOVER PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW COULD DISCOURAGE, DELAY OR PREVENT A CHANGE IN CONTROL OF OUR COMPANY AND MAY AFFECT THE TRADING PRICE OF OUR COMMON STOCK AND WARRANTS.
We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our certificate of incorporation and bylaws:

•	authorize the issuance of "blank check" preferred stock that could be issued by our Board of Directors to thwart a takeover attempt;

•	provide that vacancies on our Board of Directors, including newly created directorships, may be filled by a majority vote of directors then in office;

•	place restrictive requirements (including advance notification of stockholder nominations and proposals) on how special meetings of stockholders may be called by our stockholders;

•	do not provide stockholders with the ability to cumulate their votes; and

•	provide that our Board of Directors or a majority of our stockholders may amend our bylaws.

Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2.  Properties
We sublease office facilities of approximately 6,900 square feet located at 1365 West Business Park Drive, Suite 100, Orem, Utah, 84058.  This lease expires in July 2018 and the monthly rent is approximately $10,650 subject to annual adjustments.
Management believes the facilities described above are adequate to accommodate presently expected growth and needs of our operations.
Item 3.  Legal Proceedings
On May 28, 2015, an investor in the Company, filed a lawsuit against the Company, James Dalton, our former CEO and Chairman, ADP Management, an entity controlled by David Derrick, our former Executive Chairman, and 4G Biometrics, a wholly owned subsidiary of the Company in the District Court of Utah-Central Division (Case No. 2:15-CV-00373-BCW). The lawsuit alleges a breach of contract, breach of the implied covenant of good faith and fair dealing, fraud and conspiracy to commit fraud and seeks damages in excess of $1,000,000, exclusive of interest and costs. The Company has engaged legal counsel regarding the matter. At this time, it is not possible to predict the outcome of the matter. The Company intends to vigorously dispute the litigation and believes it has meritorious defenses to the claims.
On November 4, 2015, the Company received a demand for payment of $275,000 from a former employee of the Company and former principal of 4G Biometrics who was terminated for cause in regards to his employment agreement. On December 4, 2015, the Company filed a complaint in the Third Judicial District Court in Salt Lake County, State of Utah (Case No. 150908531) against Kenith Lewis, a former employee, Randall K. Gardner, a former employee, and Darrell Meador, our President of Sales, all of whom are the former owners of 4G Biometrics, seeking damages in excess of $300,000 related to alleged misrepresentations made to induce ActiveCare to acquire 4G Biometrics. In February 2016, the Company entered into settlement agreements with each of Kenith Lewis, Randall K. Gardner and Darrell Meador whereby all parties released all claims against each other.
With the exception of the foregoing, the Company is not involved in any disputes and does not have any litigation matters pending.
Item 4. Mine Safety Disclosures.
Not Applicable
PART II
Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is quoted on the OTC Markets Group Inc.'s OTCQB Link quotation platform (the "OTCQB") under the trading symbol "ACAR".  We intend to effect a 1-for-500 reverse split of our common stock in the near future.
As of December 1, 2016, there were approximately 2,183 registered holders of record of our common stock and the last reported sale price of our common stock on January 9, 2016 on the OTCQB was $0.05 per share.

Our Common Stock was initially quoted on the OTCQB in 2009 and the following table sets forth the high and low sales price of our common stock on the OTCQB for the periods set forth below. These prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, and may not represent actual transactions.
	U.S. $
PERIOD	High	Low
Fiscal Year Ending September 30, 2016:
Quarter Ended September 30, 2016	$0.065	$0.025
Quarter Ended June 30, 2016	0.11	0.04
Quarter Ended March 31, 2016	0.18	0.026
Quarter Ended December 31, 2015	0.135	0.023
Fiscal Year Ending September 30, 2015:
Quarter Ended September 30, 2015	0.2799	0.1126
Quarter Ended June 30, 2015	0.35	0.20
Quarter Ended March 31, 2015	0.425	0.05
Quarter Ended December 31, 2014	0.44	0.12
Fiscal Year Ending September 30, 2014:
Quarter Ended September 30, 2014	0.61	0.22
Quarter Ended June 30, 2014	0.75	0.35
Quarter Ended March 31, 2014	1.00	0.60
Quarter Ended December 31, 2013	1.45	0.80
Dividends
To date, we have not paid any dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. The declaration and payment of dividends on the common stock is at the discretion of our board of directors and will depend on, among other things, our operating results, financial condition, capital requirements, contractual restrictions or such other factors as our board of directors may deem relevant. We currently expect to use all available funds to finance the future development and expansion of our business and do not anticipate paying dividends on our common stock in the foreseeable future. In addition, the payment of cash dividends is prohibited under our current financing agreements.
Equity Compensation Plans
We granted our former Chief Executive Officers, former directors, and current officers equity compensation in the form of restricted stock and warrants for the purchase of common stock.  The following table summarizes certain information concerning equity plan awards outstanding as of September 30, 2016.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	-		$-	-
Equity compensation plans not approved by security holders	1,635,287	(1)	$0.75	-
Total	1,635,287		$0.75	-
(1)	Includes 360,000 shares of common stock issuable upon exercise of outstanding warrants granted to Mr. Dalton.

Dilution
The Board of Directors determines when and under what conditions and at what prices to issue stock.  In addition, a significant number of shares of common stock are reserved for issuance upon the exercise of stock options and warrants.  The issuance of any shares of common stock for any reason will result in dilution of the equity and voting interests of existing stockholders.
Transfer Agent and Registrar
The transfer agent and registrar for our common stock is American Stock Transfer & Trust Company, 59 Maiden Lane, Plaza Level, New York, NY 11

Rule 10B-18 Transactions

During the fiscal year ended September 30, 2016, there were no repurchases of the Company's common stock by the Company.

Recent Sales of Unregistered Securities

The following discussion summarizes sales and issuances of our common stock and other securities not previously reported during the prior fiscal year. Unless otherwise indicated, no underwriters were used in connection with the sales and the sales were exempt pursuant to Section 4(a)(2) of the Securities Act and Regulation D as promulgated thereunder.
During 2016 the Company issued the following shares of common stock:
From February 29, 2016 through June 17, 2016, the Board issued an aggregate of 15,564,175 shares to settle notes payable and related accrued interest.
From February 29, 2016 through May 3, 2016, the Board issued an aggregate of 1,008,047 shares for employee compensation for past services and bonuses.
From November 5, 2015 through February 29, 2016, the Board issued an aggregate of 1,750,000 shares for services provided by independent consultants.
On February 29, 2016, the Board issued an aggregate of 10,000,000 shares as part of the redemption of Series F preferred stock.
From October 28, 2015 through May 3, 2016, the Board issued an aggregate of 2,122,866 shares for notes payable origination and financing fees.
On February 29, 2016, the Board issued an aggregate of 250,000 shares for the extension of notes payable.
From February 29, 2016 through May 3, 2016, the Board issued an aggregate of 226,651 shares to settle accrued dividends for Series D preferred stock.
On May 3, 2016, the Board issued 1,000,000 shares to an entity controlled by an officer of the Company for a related-party note payable origination fee.
On August 23, 2016, the Board issued 4,601,226 shares to settle notes payable and related accrued interest.
On August 23, 2016, the Board issued 100,000 shares for services provided by independent consultants.
On August 23, 2016, the Board issued 300,000 shares for a financing fee related to a note payable amendment.
On August 23, 2016, the Board issued an aggregate of 75,866 shares to settle accrued dividends for Series D preferred stock.
During 2016 the Company issued the following convertible equity securities for the purchase of shares of common stock:
On February 16, 2016, the Company issued warrants to purchase 12,015,350 shares with an exercise price of $0.065 per share in connection with the acquisition of a note payable and line of credit; warrants for the purchase of 7,392,800 shares vested immediately, 1,847,550 vested upon the disbursement of the second tranche of the related note payable, and 2,775,000 vest evenly in the event of three available increases to the related line of credit. The warrants expire in February 2023, may be settled in a cashless exercise, and are puttable upon expiration or liquidation for the greater of $500,000 or up to 6.5% of the equity value of the Company, depending on the number of warrants vested.

On February 16, 2016, the Company exchanged warrants held by the holders of its Series F preferred stock for the purchase of 5,534,097 shares of common stock in connection with the redemption of Series F preferred stock for new warrants for the purchase of the same number of shares on different terms. The new warrants are exercisable for $0.30 per share, adjustable to any lower rates granted through equity sales or other conversion rates provided by issuances of other debt, warrants, options or other instruments, with the exception of certain other raises. The new warrants expire in February 2021, and may be settled in a cashless exercise. Additional warrants for the purchase of 8,000,000 shares of common stock may be issued in the event of default on the related notes payable, exercisable at $0.001 per share, with 25% issuable upon the first event of default, 37.5% upon the second event, and 37.5% upon the third event. The warrants issuable upon default expire in February 2026 (if issued), may be settled in a cashless exercise, and are puttable upon expiration or liquidation with the primary warrants. The new warrants may only be exercised to the extent the respective holder would own a maximum of 4.99% of the Company's common stock after exercise, but the holders may elect to increase the maximum to 9.99%. These warrants will be terminated upon the consummation of the Offering. In consideration for such termination, the Debenture Holders will be issued new warrants to purchase an identical number of shares of Common Stock at an exercise price equal to the Conversion Price as more fully described in the Subsequent Events —"Conversion of Convertible Debentures, Promissory Notes and Accounts Payable" section below.
On September 19, 2016, the Company issued warrants to purchase 10,000,000 shares in connection with the acquisition of a note payable, which vested immediately. The warrants are exercisable at the lesser of (i) 80% of the per share price of common stock contemplated in the Offering, (ii) $0.05 per share, (iii) 80% of the unit price offering price in the Offering, or (iv) the exercise price of any warrants issued in the Offering, in each case subject to adjustment. Until the closing on the stock and warrants contemplated in the Offering, the exercise price is adjustable to any lower rates granted through equity sales or other conversion rates provided by issuances of other debt, warrants, options or other instruments by multiplying that rate by an aggregate exercise price, $500,000 at the inception of the warrant, which would increase the number of shares issuable. The warrants are subject to certain default provisions which may result in additional shares issuable by increase in the aggregate exercise price. Upon the closing of the Offering, the number of shares issuable under the warrant will reset to an amount of shares equal to the Aggregate Exercise Amount of the warrants (as defined therein) divided by the exercise price then in effect. The warrants expire in September 2021, and may be settled in a cashless exercise. The warrants may only be exercised to the extent the holder would own a maximum of 9.99% of the Company's common stock after exercise. See also Subsequent Events — "JMJ Financing" section below.
On September 20, 2016, the Company issued a warrant to purchase 1,333,333 shares to a third party in connection with the acquisition of a secured borrowing agreement in November 2015. The estimated fair value of the warrant was included in accrued liabilities as of June 30, 2016, has an exercise price of $0.30 per share and expires in November 2020.
On November 3, 2016, the Company issued a warrant to purchase 5,000,000 shares of common stock at an exercise price per share equal to the lesser of (i) 80% of the per share price of the common stock of the offering, (ii) $0.05 per share, (iii) 80% of the unit price in the offering (if applicable), or (iv) the exercise price of any warrants issued in the offering.

During 2016 the Company issued the following notes payable:
On February 16, 2016, the Company amended a $300,000 unsecured note payable to subordinate to other notes payable also issued during February 2016, and the conversion price was reduced to $0.06 per share, which was below the fair value of the Company's common stock on the date of the amendment. The note may only be converted if the holder owns less than 9.99% of the Company's common stock after conversion. In May 2016, the note was amended to extend the maturity date to the earlier of an equity raise of $10,000,000 or October 2016 which required a payment of 300,000 shares of common stock.
On October 27, 2015, the Company issued $138,000 of unsecured notes payable with interest at 12% per annum, due April 2016, convertible into common stock at a 15% discount from the 10-day volume adjusted weighted average closing price per share upon maturity. In connection with the issuance of the notes, the Company also issued 331,200 shares of common stock as an origination fee.
On February 16, 2016, the Company amended a $1,303,135 unsecured note payable to an entity controlled by an officer to subordinate to other notes payable also issued during February 2016, and reduced the conversion price to $0.06 per share. The conversion of the note is now limited to a maximum of 20,000,000 common shares in combination with other convertible notes payable held by the lender.
On February 16, 2016, the Company amended a $25,463 unsecured note payable to an entity controlled by an officer to subordinate the note to other notes payable also issued during February 2016. The note is convertible into shares of common stock at $0.06 per share. The conversion of the note is now limited to a maximum of 20,000,000 common shares in combination with other convertible notes payable held by the entity.
On February 19, 2016, the Company issued $5,900,000 of unsecured notes payable with interest at 10% per annum, due November 2018. Payments on the notes are partially or fully convertible at the Company's option at $0.30 per share to a maximum of 19,667,000 shares of common stock subject to the terms therein.
On March 21, 2016, the Company issued a $2,523,937 unsecured note payable to a vendor with interest at 0.65% per annum, due January 2018, upon the conversion of $2,523,937 in accounts payable to the vendor.
From February 19, 2016 through April 25, 2016, the Company issued a $2,000,000 secured note payable to a third party with interest at 12.75% per annum, due February 2019. The note is secured by the assets of the Company and may go into default in the event other notes payable go into default subsequent to the effective date of the note. The Company entered into the note payable agreement in conjunction with a line of credit.
On February 19, 2016, the Company issued a secured line of credit with a third party with interest at 12.25% per annum, due February 2018. The note is secured by the assets of the Company and may go into default in the event other notes payable go into default subsequent to the effective date of the note. The Company entered into the line of credit agreement in conjunction with a note payable. The Company may draw up to the lesser of 80% of certain accounts receivable or $1,500,000 and increase the maximum it may borrow under the agreement up to a total balance of $3,000,000 at $500,000 per increase as the Company meets certain milestones.
On March 24, 2016, the Company issued a $250,000 unsecured note payable with interest at 12% per annum, due September 2016, subordinated to other notes payable. In connection with the issuance of the note, the Company issued 1,000,000 shares of common stock.
On February 18, 2016, the Company issued a $263,082 secured note payable to a third party with interest at 18% per annum, due June 2017. The note is secured by shares of the Company's common stock held by, and other assets of an entity controlled by, a former Executive Chairman of the Board of Directors. The note may only be converted if the holder owns less than 4.99% of the Company's common stock after conversion.

On February 18, 2016, the Company issued a $542,005 unsecured note payable to an entity controlled by a former Executive Chairman of the Board of Directors with interest at 18% per annum, due January 2017. In February 2016, notes payable to the same entity, with outstanding balances of $511,005 plus accrued interest of $30,999 combined into this note. The conversion of the note is limited to a maximum of 9,250,000 common shares.
On April 20, 2016, the Company issued a $250,000 unsecured note payable to an entity controlled by an officer with interest at 12% per annum, due September 2016, subordinated to other third party notes payable. In connection with the issuance of the note, the Company issued 1,000,000 shares of common stock.

Item 6. Selected Financial Data.
 Not applicable.
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this report. This discussion and analysis contains forward-looking statements reflecting our management's current expectations that involve risks, uncertainties and assumptions. Our actual results and the timing of events may differ materially from those described in or implied by these forward-looking statements due to a number of factors, including those discussed below and elsewhere in this report particularly under "Risk Factors".
Overview
ActiveCare, Inc. is a Delaware corporation, formed March 5, 1998. Our fiscal year ends on September 30.
Our focus is on the monitoring of individuals with diabetes. Diabetes is a pandemic that, as of 2014, affected approximately 9% of the U.S. population or 29 million Americans. Studies have shown that the annual cost of treating an individual with diabetes and the comorbidities associated with the disease is approximately $13,700 per year. This combination costs the U.S. health system up to $245 billion annually. A major driver of diabetic-related claims is the lack of adherence to regular glucose monitoring. It is estimated that less than 20% of diabetics monitor their blood glucose levels on a regular basis, despite physician recommendations. ActiveCare offers what it believes to be a unique approach to caring for chronic illnesses such as diabetes by adding a "human touch" and monitoring component to traditional disease management. To that end, ActiveCare has created a "CareCenter" where its highly trained staff reaches out to assist its members in real-time. Historically, disease management, such as diabetes has been reserved for only the extreme high risk and high claim members. However, the ActiveCare solution brings clarity and light to the diabetic population, identifying who needs help today. Knowing who to worry about allows for the necessary action to be taken today to avoid major and costly events in the future.
Going Concern
We have financed operations primarily through the sale of equity securities, long-term debt and short-term debt. Until revenues are sufficient to meet our needs, we will continue to attempt to secure financing through equity or debt securities. We continue to incur negative cash flows from operating activities and net losses. We had minimal cash, negative working capital, and negative total equity as of September 30, 2016 and September 30, 2015, and are in default with respect to certain debt. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.
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

Research and Development Program
During the fiscal year ended September 30, 2016, we spent approximately $248,000, compared to $107,000 during fiscal year 2015, on research and development related to chronic illness monitoring. The research and development program focuses on ongoing improvements to methods and systems along with new technologies for the capture and analysis of data, as well as scalable architectures to migrate to production applications and deployments.
Critical Accounting Policies
Our consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (or US GAAP).
This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these consolidated financial statements requires making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses for the reporting periods. On an ongoing basis, we evaluate such estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ (perhaps significantly) from these estimates under different assumptions or conditions. The following summary includes accounting policies that we deem to be most critical to our business. Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that were uncertain at the time the estimate was made, and

•	Changes in the estimate or different estimates that could have been selected could have a material impact on the consolidated results of operations or financial condition.
Our significant accounting policies are described in Note 2 to our consolidated financial statements appearing elsewhere in this report and are hereby incorporated by reference.
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
During fiscal 2016, the Company measured the fair value of the warrants using a binomial valuation model.
During fiscal 2016, the Company measured the fair value of warrants classified as liabilities on the date of issuance and on each re-measurement date using the Monte Carlo valuation model. For this liability, the Company and valuation specialists developed their own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's common stock, stock price volatility, the contractual term of the warrants, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants uses Level 3 measurements.
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
Goodwill
Goodwill is reviewed for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Our annual testing date is September 30. The estimates of fair value are based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about expected future cash flows and the Company's overall market capitalization. Future cash flows can be affected by changes in industry or market conditions. Goodwill was impaired by $826,000 as of September 30, 2015, due, in part, to a potentially long-term reduction in the market capitalization of the Company subsequent to September 30, 2015.  As a result, the Company no longer presents goodwill as an asset in its balance sheets.
Impairment of Long-Lived Assets
Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to twenty years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. No long-lived assets were considered to be impaired as of September 30, 2016.
Extinguishment of Debt
We compare the cash flows of a modified note payable on the date of modification to the original terms of the note payable. The original note is derecognized and a gain or loss on the extinguishment is recognized if the present value of the cash outflows of the original note payable is 10% or more than the modified note payable.
Revenue Recognition
For fiscal years 2016 and 2015, revenues came from Chronic Illness Monitoring products and services. Information regarding revenue recognition policies relating to Chronic Illness Monitoring is contained in the following paragraphs.
Chronic Illness Monitoring
Chronic Illness Monitoring revenues are recognized when persuasive evidence of an arrangement exists, delivery of the product or service to the end user has occurred, prices are fixed or determinable, and collection is reasonably assured.

We enter into agreements with insurance companies, disease management companies, third-party administrators, and self-insured companies (collectively, the customers) to lower medical expenses by distributing diabetic testing products and supplies to employees (end users) covered by their health plans or the health plans they manage. Cash is due from the customer or the end user's health plan as the products and supplies are deployed to the end user. We also monitor the end user's test results in real-time with our 24x7 CareCenter. Customers who are billed separately for monitoring are obligated to pay as the service is performed and revenue is recognized ratably over the period of the contract. The term of these contracts is generally one year and, unless terminated by either party, will automatically renew annually until terminated. Collection terms are net 30 days after claims are submitted. There is no contingent revenue in these contracts.
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
Multiple-Element Arrangements
Sales of Chronic Illness Monitoring products and services contain multiple elements.  We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. In order to account for elements in a multiple-element arrangement as separate units of accounting, the deliverables must have stand-alone value upon delivery. In determining whether monitoring services have stand-alone value, the nature of our monitoring services, whether we sell supplies to new customers without monitoring services, and availability of monitoring services from the other vendors are factors that are considered.
When multiple elements included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on the relative selling prices. Multiple-element arrangements accounting guidance provides a hierarchy to use when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence (VSOE) of selling price, based on the price at which the item is regularly sold by the vendor on a stand-alone basis, should be used if it exists. If VSOE of selling price is not available, third-party evidence (TPE) of selling price is used to establish the selling price if it exists. If VSOE of selling price and TPE of selling price are not available, then the best estimate of selling price is to be used. Total consideration under our multiple-element contracts is allocated to supplies and monitoring through application of the relative fair value method or selling price.
Stock-Based Compensation
We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which the employee is required to provide service in exchange for the award — the requisite service period. The grant-date fair values of the equity instruments are estimated using option-pricing models adjusted for the unique characteristics of those instruments.
Results of Operations
Fiscal Year 2016 Compared to Fiscal Year 2015
Net Revenues
Net revenues for fiscal year 2016 were $7,464,000, compared to $6,598,000 for fiscal year 2015, an increase of $866,000, or 13%.   The increase is primarily due to resupply shipments to end users who were newly enrolled during fiscal years 2016 and 2015, an increase in the frequency of resupply shipments, and sales to new customers.

Cost of Revenues
Cost of revenues for fiscal year 2016 was $5,334,000, compared to $5,197,000 for fiscal year 2015, an increase of $137,000.  The increase in cost of revenues is due to increased revenues during fiscal year 2016 and an increase in warranty liability, offset, in part, by a decrease in the reserve for inventory obsolescence.
Gross Profit
Gross profit for fiscal year 2016 was $2,130,000, compared to $1,401,000 for fiscal year 2015 for the reasons described above. We expect gross profit to improve in fiscal year 2017 as we acquire more Chronic Illness Monitoring members and retain existing members. We do not expect that the reduction in revenues from Rx Benefits will cause a decline in our aggregate gross revenues.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for fiscal year 2016 were $8,195,000, compared to $10,358,000 for fiscal year 2015, a decrease of $2,163,000, or 21%.  The decrease in expenses incurred due primarily to decreases in stock-based compensation expense, payroll expense, investor relations expense, depreciation and amortization expense, and travel expense, offset, in part, by an increase in legal and professional fees expense.
Research and Development Expenses
Research and development expenses for fiscal year 2016 were $248,000, compared to $107,000 for fiscal year 2015, an increase of $141,000.  We expect to continue investing in research and development as we develop new products and platforms for Chronic Illness Monitoring as funds become available.
Gain on Derivatives Liability
Gain on derivatives liability for fiscal year 2016 was $3,405,000, compared to $129,000 for fiscal year 2015. The derivative liability recorded as of September 30, 2016 relates to variable conversion price adjustments on outstanding notes payable and warrants. The derivatives liability recorded as of September 30, 2015 relates to a variable conversion feature at a 15% discount from the fair value of the Company's common stock on the maturity date.
Gain on Liability Settlements
During fiscal year 2016 we entered into agreements which settled payables due to third parties, which resulted in gains totaling $297,000, compared to $261,000 for fiscal year 2015.
Gain on Lease Termination
During June 2015, a non-cancelable operating lease for office space was terminated resulting in a gain of $92,000 related primarily to the straight-line accounting for the lease agreement.
Impairment of Goodwill
The Company made an $825,894 adjustment to fully impair its goodwill as of September 30, 2015.
Loss on Induced Conversion of Debt and Sale of Common Stock
During February 2016, we converted notes payable with outstanding principal balances totaling approximately $233,000 into 5,800,000 shares of common stock, at $0.04 per common share, which was below the fair value of the Company's common stock on the date of conversion, which resulted in a loss on induced conversion of debt of $231,000.
During February 2016, we converted notes payable with outstanding principal balances totaling $350,000 plus accrued interest of $16,000 into 9,287,985 of common stock, at $0.04 per common share, which was below the fair value of the stock on the date of conversion.  The conversion resulted in a loss on induced conversion of debt of $148,000 and a gain on extinguishment of debt of $64,000.
Interest Expense
Interest expense for fiscal year 2016 was $2,964,000, compared to $977,000 for fiscal year 2015. The increase is primarily due to additional notes payable issued and modifications made to existing notes payable during the fiscal years ended September 30, 2016 and 2015.

Loss on Extinguishment of Debt
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
During February 2016, notes payable with outstanding principal balances totaling $350,000 plus accrued interest of $16,000 were converted into 9,288,000 shares of common stock, at $0.04 per common share, which was below the fair value of the stock on the date of conversion.  The conversion resulted in a loss on induced conversion of debt of $148,000 and a gain on extinguishment of debt of $64,000.
During June 2016, $14,000 of principal and $11,000 of accrued interest converted into 476,000 shares of common stock, pursuant to the terms of a note payable, which resulted in a loss on extinguishment of debt of $15,000.
During August 2016, $65,000 of principal and $10,000 of accrued interest converted into 4,601,500 shares of common stock, pursuant to the terms of a note payable, which resulted in a loss on extinguishment of debt of $104,000.
During fiscal year 2015, we entered into settlement agreements on notes payable and accounts payable with related and unrelated parties that resulted in new notes.  In connection therewith, a loss on extinguishment of debt of $928,000 was recorded.  See Notes 9 and 10 to the consolidated financial statements.
Discontinued Operations
During December 2014, we sold substantially all of our customer contracts and equipment leased to customers associated with our CareServices segment.  Additional equipment held in stock was sold to the buyer pursuant to a written invoice.  The purchase price included a cash receipt of $412,000 for the customer contracts and $66,000 for the leased equipment.  During fiscal year 2015 we recognized a loss from discontinued operations of $186,000.
Net Loss
Net loss for fiscal year 2016 was $9,123,000, compared to $11,528,000 fiscal year 2015 for the reasons described above.
Deemed Dividends on Redemption of Preferred Stock
During February 2016, we redeemed all 5,361 outstanding shares of our Series F preferred stock and related accrued dividends in exchange for 10,000,000 shares of common stock and notes payable of $5,900,000.  We also exchanged warrants held by Series F preferred stockholders for the purchase 5,534,097 shares of common stock for new warrants for the purchase of the same number of shares with new terms.  We recorded a deemed dividend of $6,484,000 as a result of these transactions.
Dividends on Preferred Stock
Dividends on preferred stock for fiscal year 2016 were $732,000, compared to $995,000 for fiscal year 2015.  The decrease was primarily due to the conversion of Series F preferred stock into convertible notes payable and common stock during February 2016 and the reduction in the Series E preferred stock dividend rate, offset, in part, by an increase in the dividend rate of the Series F preferred stock from 8% to 25%, as provided by the certificate of designation of the Series F preferred stock.

Deemed Dividends on Conversion of Accrued Dividends to Common Stock
During fiscal year 2015, $944,000 of common stock was issued for the conversion of $572,000 of dividends payable and $71,000 of common stock was issued for the prepayment of dividends related to Series F preferred stock.  The agreed-upon conversion rate per common share issued was less than the fair value of the common stock as of the conversion date, therefore, the additional fair value of $301,000 was recorded as a deemed dividend.
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
Our cash balance as of September 30, 2016, was $168,000. At that time, we had a working capital deficit of $12,871,000, compared to a working capital deficit of $5,424,000 as of September 30, 2015. The increase in working capital deficit is primarily due to reductions in inventory and accounts receivable and additions to accrued expenses, notes payable, and derivatives liabilities related to the issuance of notes payable and warrants, and related-party notes payable becoming current, offset, in part, by reductions in accounts payable.
Operating activities for fiscal year 2016 used cash of $2,742,000, compared to $779,000 for fiscal 2015. The increase in cash used in operating activities is primarily due to the increase in net loss after adjustment for non-cash items, decreases in accounts receivable, inventory, accounts payable and accrued expenses and an increase in prepaid expenses.
Investing activities for fiscal year 2016 used cash of $4,000, compared to providing cash of $464,000 for fiscal year 2015. The decrease in cash provided by investing activities is primarily due to the sale of substantially all of our customer contracts and equipment leased to customers associated with CareServices in December 2014.
Financing activities for fiscal year 2016 provided cash of $2,741,000, compared to $290,000 for fiscal 2015. The increase in cash provided by financing activities is primarily due to the net increase in proceeds from the issuance of debt during fiscal year 2016, compared to fiscal year 2015, offset, in part, by a net increase in principal payments on debt during fiscal year 2016, compared to fiscal year 2015.
We had an accumulated deficit as of September 30, 2016 of $108,179,000, compared to $91,840,000 as of September 30, 2015. Our total stockholders' deficit as of September 30, 2016 was $20,111,000 compared to $8,608,000 as of September 30, 2015. These changes were primarily due to our net loss and the redemption of preferred stock for notes payable, new warrants, and shares of common stock, offset, in part, by the issuance of additional shares of common stock for the conversion of notes payable during fiscal year 2016.
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
Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is described in Note 2 to our consolidated financial statements appearing elsewhere in this report and is hereby incorporated by reference.

Subsequent Events
Stock Option Plan
Effective November 1, 2016, the Board approved the 2016 Incentive Stock Option (the "2016 Plan") providing for the issuance of options to purchase up to 188,625,000 shares.
Reverse Stock Split
On November 1, 2016, the Company filed a Certificate of Amendment (the "Amendment") to its Certificate of Incorporation to effectuate a 1-for-500 reverse stock split (the "Reverse Split"). On January 12, 2017, the Company filed a Certificate of Correction to the Amendment in order to clarify that such Reverse Split will not become effected until such time as it is processed and announced by the Financial Industry Regulatory Authority ("FINRA").  As of January 13, 2017, the Reverse Split has not yet been processed and announced by FINRA. No warrant, option, share and per share information in this report gives effect to this Reverse Split.
Partners for Growth IV, L.P. Loan Forbearance and Related Matters
On September 9, 2016, the Company and its senior secured lender, Partners for Growth IV, L.P., a Delaware limited partnership ("PFG") entered into a Forbearance Loan and Security Agreement (the "September Forbearance Agreement"). Pursuant to the terms of the September Forbearance Agreement, PFG will forbear from exercising remedies (the "Forbearance") with regard to certain breaches of agreements between the Company and PFG, including the Loan and Security Agreement, dated as of February 19, 2016, between the Company and PFG, and those certain security agreements entered into in connection therewith (collectively, the "Existing PFG Agreements"). Additionally, pursuant to the September Forbearance Agreement, PFG has provided the Company with the consent required under the Existing PFG Agreements to enter into the Purchase Agreement with JMJ Financial as described below and issue the Note and the Warrant thereunder. The Forbearance as set forth in the September Forbearance Agreement was in effect through October 31, 2016.
On September 9, 2016, in connection with the September Forbearance Agreement, the Company, PFG, SVB Financial Group, and PFG Equity Investors, LLC (the "Warrant Holders") entered into a Conditionally-Effective Warrant Cancellation Agreement (the "Warrant Cancellation Agreement"). Pursuant to the terms of the Warrant Cancellation Agreement, upon the Company's consummation of an equity financing of at least $15,000,000, the Warrant Holders agree to terminate and cancel the warrants they currently hold. As an inducement to enter into the Warrant Cancellation Agreement, the Warrant Holders will receive upon termination and cancelation of the warrants an aggregate of 5,400,000 shares of the Company's Common Stock, which will be subject to a 6 month lock-up agreement. Additionally, if the Warrant Holders terminate and cancel the warrants, the Company will issue PFG a new unsecured promissory note (the "PFG Note") with an initial principal amount of $180,000 and will not bear cash interest and will have a three year term. In lieu of cash interest, the principal of the PFG Note will increase in the amount $3,333 each month not to exceed a maximum of $300,000.
Effective November 1, 2016, the Company and PFG entered into a Forbearance and Consent Under Loan and Security Agreement (the "November Forbearance Agreement"). Pursuant to the terms of the November Forbearance Agreement, PFG will forbear from exercising remedies (the "November Forbearance") with regard to certain breaches of agreements between the Company and PFG, including the Existing PFG Agreements as well as the September Forbearance Agreement.
Additionally, pursuant to the November Forbearance Agreement, PFG has provided the Company with the consent required under the Existing PFG Agreements and September Forbearance Agreement to make certain payments from the proceeds of the Offering. These payments include, but are not limited to (i) payments to holders of the Company's Series E Preferred Stock, (ii) third party note and receivable payments and (iii) repayment of the bridge loan to JMJ Financial. In consideration for the November Forbearance, the Company has agreed to issue PFG warrants to purchase 65,000,000 shares of common stock at an exercise price equal to the per share price of the common stock in the Offering, which shall be subject to a 12-month lock-up agreement. The Forbearance set forth in the November Forbearance Agreement will be in effect through December 31, 2016.
Effective December 31, 2016, the Company and PFG entered into a Forbearance and Consent under Loan and Security Agreement (the "December Forbearance"). Pursuant to the terms of the December Forbearance, PFG will forbear from exercising remedies with regard to certain breaches of agreements between the Company and PFG, including the existing agreements as well as the September Forbearance and November Forbearance.  Additionally, pursuant to the December Forbearance, PFG has provided the Company with the consent required under the Existing Agreements, September Forbearance and November Forbearance to make certain payments from the proceeds of the Offering. In consideration for the December Forbearance, the Company has agreed to issue PFG warrants to purchase 5,000,000 shares of common stock at an exercise price equal to the per share price of the common stock in the Offering and $50,000 of common stock at 80% of the at the same issue price in of the Offering, which shall be subject to a 12-month lock-up agreement. The forbearance set forth in the December Forbearance will be in effect through February 15, 2017.
Conversion of Convertible Debentures, Promissory Notes and Accounts Payable
On January 12, 2017, the Company entered into letter agreements (together the "Debenture Holder Letter Agreements") with eight (8) investors (each a "Debenture Holder" and together the "Debenture Holders") holding convertible debentures (collectively the "Debentures") whereby the Debenture Holders agreed to convert all monies due them under the Debentures into restricted shares of common stock (the "Debenture Conversion Shares") and warrants to purchase common stock (the "Debenture Conversion Warrants" and together with the Debenture Conversion Shares, the "Debenture Conversion Securities"), all contingent upon the completion of the Offering. As of October 31, 2016, the Debenture Holders were due the aggregate sum of $6,312,189, including principal and interest (the "Debenture Obligation"). As incentive to enter into the Debenture Holder Letter Agreements, the Company agreed to add approximately $1,687,811 to the Debenture Obligation effectively making the total obligation due to Debenture Holders an aggregate of $8,000,000 (the "Total Debenture Obligation"). Pursuant to the Debenture Holder Letter Agreements, the Total Debenture Obligation will automatically convert upon consummation of the Offering into the Debenture Conversion Securities at the combined price per share and warrant paid by investors in the Offering (the "Conversion Price"). The terms of the Debenture Conversion Warrants will be substantially similar to the warrants being included in the Offering, except such Debenture Conversion Warrants will be a restricted security and will not publicly trade on NASDAQ. In addition, the Debenture Holders currently hold warrants to purchase an aggregate of 5,534,097 shares that will be terminated upon the consummation of the Offering. In consideration for such termination, the Debenture Holders will be issued new warrants to purchase an identical number of shares of Common Stock at an exercise price equal to the Conversion Price. Each person entering into the Debenture Holder Letter Agreements have entered into lock-up agreements prohibiting the sale or other transfer of any securities of the Company owned by such persons for a period of 6 months.

On January 12, 2017, the Company entered into a letter agreement (the "GG Letter Agreement") with a third party (referred to herein as "GG"), whereby GG agreed to convert all monies due him under that certain subordinated promissory note dated January 10, 2013 ("GG Note") into common stock of the Company, contingent upon the completion of the Offering. As of September 30, 2016, the aggregate amount of $101,814 ("GG Obligation") was owed to GG pursuant to the GG Note. Pursuant to the GG Letter Agreement, the GG Obligation, together with interest accruing subsequent to September 30, 2016, will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the GG Obligation by 80% of the per share price of the common stock in the Offering. GG has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by him for a period of 6 months.
On January 12, 2017, the Company entered into a letter agreement (the "JG Letter Agreement") with a third party (referred to herein as "JG"), whereby JG agreed to convert all monies due him under that certain subordinated promissory note dated March 18, 2016 ("JG Note") into common stock of the Company, contingent upon the completion of the Offering. As of September 30, 2016, the aggregate amount of $265,616 ("JG Obligation") was owed to JG pursuant to the JG Note. Pursuant to the JG Letter Agreement, the JG Obligation, together with interest accruing subsequent to September 30, 2016, will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the JG Obligation by 80% of the per share price of the common stock in the Offering. JG has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by him for a period of 6 months.   The JG Letter Agreement extends the due date of the JG Obligation to the earlier of the Offering or February 15, 2017.
On January 12, 2017, the Company entered into a letter agreement the "M Vendor Letter Agreement") with a third party vendor (herein referred to as "M Vendor"), whereby such entity agreed to convert all monies due it from the Company pursuant to certain accounts payable ("M Vendor Account Payable") into common stock of the Company, contingent upon the completion of the Offering. As of the date hereof, the aggregate amount of $73,667 ("M Vendor Obligation") was owed to M Vendor pursuant to the M Vendor Account Payable. Pursuant to the M Vendor Letter Agreement, the M Vendor Obligation will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the M Vendor Obligation by the per share price of the common stock in the Offering. M Vendor has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by it for a period of 6 months.

Related Party Conversions
On January 12, 2017, the Company entered into a letter agreement with Robert Welgos, a director of the Company (the "Welgos Letter Agreement"), whereby Mr. Welgos agreed to convert all amounts due him from the Company from unpaid board service fees ("Welgos Board Service Payable") into common stock of the Company, contingent upon the completion of the Offering. As of October 31, 2016, the aggregate amount of $42,500 ("Welgos Obligation") was owed to Welgos under the Welgos Board Service Payable. Pursuant to the Welgos Letter Agreement, the Welgos Obligation will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the Welgos Board Service Payable by $0.035 or 1,214,286 shares. Mr. Welgos has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by him for a period of 12 months.

On January 12, 2017, the Company entered into a second letter agreement with Robert Welgos (the "Welgos Preferred Stock Letter Agreement"), whereby Mr. Welgos agreed to convert 13,843 shares of Series E Preferred Stock of the Company owned by him into common stock of the Company, contingent upon the completion of the Offering. As of September 30, 2016, the aggregate amount of $181,297 consisting of accrued dividends, royalty and interest was owed to Welgos with respect to his Series E Preferred Stock ("Welgos Preferred Stock Obligation"). Pursuant to the Welgos Preferred Stock Letter Agreement, the Welgos Preferred Stock Obligation will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the Welgos Preferred Stock Obligation by $0.0354 or 5,116,421 shares. Mr. Welgos has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by him for a period of 12 months.
On January 12, 2017, the Company entered into a letter agreement with several entities affiliated with Jeffrey Peterson, the Company's Chief Executive Officer and Mr. Peterson, individually (the "Peterson Letter Agreement"), whereby each of such parties agreed to convert all amounts due pursuant to three separate promissory notes ("Peterson Notes") into common stock of the Company, contingent upon the completion of the Offering. As of September 30, 2016, the aggregate amount of $3,876,737 ("Peterson Obligation") was owed to such parties pursuant to the Peterson Notes. Pursuant to the Peterson Letter Agreement, the Peterson Obligation, together with interest accruing subsequent to September 30, 2016, will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the Peterson Obligation by $0.045, or 86,149,712 shares, exclusive of interest accruing subsequent to September 30, 2016. Each of the parties subject to the Peterson Letter Agreement have entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by such parties for a period of 12 months.   The Peterson Letter Agreement extends the due date of the Peterson Notes to the earlier of the Offering or February 15, 2017.
On January 12, 2017, the Company entered into a letter agreement with ADP Management, LLC, an entity controlled by David Derrick, the Company's former Executive Chairman and a current consultant to the Company (the "ADP Letter Agreement"), whereby ADP Management agreed to convert all monies due it under that certain promissory note dated February 18, 2016 ("ADP Note") into common stock of the Company, contingent upon the completion of the Offering. As of September 30, 2016, the aggregate amount of $602,145 ("ADP Obligation") was owed to ADP Management pursuant to the ADP Note. Pursuant to the ADP Letter Agreement, the ADP Obligation, together with interest accruing subsequent to September 30, 2016, will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock (the "ADP Conversion Shares") calculated by dividing the ADP Obligation by $0.045 or 13,381,004 shares, exclusive of interest accruing subsequent to September 30, 2016. ADP Management has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by it for a period of 12 months.
Conversion of Series D Convertible Preferred Stock by Related Party and Non-Related Party
On January 12, 2017, the Company entered into a second letter agreement with GG (the "GG Preferred Stock Letter Agreement"), whereby GG agreed to convert 20,000 shares of Series D Preferred Stock of the Company owned by it into common stock of the Company based on current redemption value contingent upon the completion of the Offering. As of the date hereof, the current redemption value of GG's Series D Preferred Stock was $72,000 ("GG Preferred Stock Obligation"). Pursuant to the GG Preferred Stock Letter Agreement, the GG Preferred Stock Obligation will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the GG Preferred Stock Obligation by 80% of the per share price of the common stock in the Offering. GG has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by him for a period of 12 months.

On January 12, 2017, the Company entered into a letter agreement with Tyumen Holdings, LLC, an entity affiliated with Jeffrey Peterson, the Company's Chief Executive Officer (the "Tyumen Preferred Stock Letter Agreement"), whereby Tyumen Holdings agreed to convert 25,000 shares of Series D Preferred Stock of the Company owned by it into common stock of the Company based on current redemption value, contingent upon the completion of the Offering. As of the date hereof, the current redemption value of Tyumen's Series D Preferred Stock was $300,000 ("Tyumen Preferred Stock Obligation"). Pursuant to the Tyumen Preferred Stock Letter Agreement, the Tyumen Preferred Stock Obligation will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the Tyumen Preferred Stock Obligation by $0.045 or 6,666,666 shares. Tyumen has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by it for a period of 12 months.
As of September 30, 2016, the aggregate amount of $484,858, consisting of dividends and royalties payable was owed to holders of the Company's Series E Preferred Stock. The Company anticipates redeeming these shares with proceeds from the Offering .
JMJ Financing
On September 19, 2016, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with JMJ Financial, a Nevada sole proprietorship ("JMJ", and together with the Company, the "Parties"). Pursuant to the Purchase Agreement, as amended, JMJ purchased from the Company (i) a Promissory Note in the aggregate principal amount of up to $1,500,000 (the "Note") due and payable on the earlier of January 31, 2017 or the third business day after the closing of the Offering, and (ii) a Common Stock Purchase Warrant (the "Warrant") to purchase up to 30,000,000 shares (100% warrant coverage) of the Company's common stock ("Common Stock") at an exercise price per share equal to the lesser of (i) 80% of the per share price of the Common Stock in the Offering, (ii) $25 per share, (iii) 80% of the unit price in the Offering (if applicable), or (iv) the exercise price of any warrants issued in the Offering. Upon the closing of the Offering the number of shares issuable under the warrant will reset to an amount of shares equal to the aggregate exercise amount of the warrants (as defined therein) divided by the exercise price then in effect. The warrants expire in September 2021, and may be settled in a cashless exercise. The warrants may only be exercised to the extent the holder would own a maximum of 9.99% of the Company's common stock after exercise. The Company anticipates recognizing the fair value as a debt discount, which will be amortized over the life of the borrowing. Additionally, pursuant to the Purchase Agreement, the Company will issue JMJ Common Stock ("Origination Shares") on the 5th trading day after the pricing of the Offering, but in no event later than February 15, 2017. The number of Origination Shares will equal 20% of the consideration paid by JMJ Financial to the Company under the Note divided by the lowest of (i) the lowest daily closing price of the Common Stock during the ten days prior to delivery of the Origination Shares or during the ten days prior to the date of the Purchase Agreement (in each case subject to adjustment for stock splits), (ii) 80% of the common stock offering price of the Offering, (iii) 80% of the unit price offering price of the  Offering (if applicable), or (iv) 80% of the exercise price of any warrants issued in the Offering.
In accordance with its terms, the Purchase Agreement became effective (the "Effective Date") upon (i) execution by the Parties of the Purchase Agreement Note, the Warrant, and (ii) delivery of an initial advance pursuant to the Note of $500,000, which occurred on September 19, 2016 (the "Initial Advance"). As of the date hereof, a total of $1,200,000 has been funded by JMJ under the Note and, as a result, warrants exercisable for a total of 24,000,000 are required to be issued to JMJ. JMJ may make further advances of up to $300,000 under the Note, in such amounts and at such times as the Parties may agree (each, a "Further Advance"). In the event of a Further Advance, the Company shall deliver an additional warrant within three days of such advances in the form of the Warrant (the "Additional Warrant"), with the following terms: (i) an aggregate exercise amount equal to 100% of the principal sum attributable to the Additional Advance or Further Advance, respectively (ii) at the per share exercise price then in effect on the Warrant, and (iii) the number of shares for which the Additional Warrant is exercisable equal to the aggregate exercise amount for the Additional Warrant divided by the exercise price. JMJ may, at its election, exercise the Warrant, and each Additional Warrant, if any, pursuant to a cashless exercise. The reset provision described above in connection with the Warrant also applies to Additional Warrants.

If the Company fails to repay the balance due under the Note, or issues a Variable Security (as defined in the Note) up to and including the date of the closing of the Offering, JMJ has the right to convert all or any portion of the outstanding Note into shares of Common Stock, subject to the terms and conditions set forth in the Note. All amounts due under the Note become immediately due and payable upon the occurrence of an event of default as set forth in the Note.
Other Events
The Company repaid $100,000 of a cash advance from ADP with an original amount of $135,000.
The Company sold $210,000 of future customer receipts to a third party for $150,000 in cash.  The $60,000 difference between the future customer receipts and cash received by the Company is being amortized to interest expense over the term of the note.  The note is subordinated to another note.

The Company sold $560,000 of future customer receipts to a third party for $400,000 in cash.  The $160,000 difference between the future customer receipts and cash received by the Company is being amortized to interest expense over the term of the note.  The note is subordinated to another note.
The Company received cash advances from third parties in the amount of $717,500 and repaid $124,000, inclusive of fees.
The Company amended a note payable in the principal amount of $334,464 to extend the maturity date to the earlier of the Offering or February 15, 2017.
The Company sold $225,750 of future customer receipts to a third party for $175,000 in cash.  The $50,750 difference between the future customer receipts and cash received by the Company is being amortized to interest expense over the term of the note.  The note is subordinated to another note.
The Company terminated a secured note payable with a principal balance of $162,539 as of September 30, 2106. No additional consideration was given as part of the termination.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.
Item 8.  Financial Statements and Supplementary Data
The consolidated financial statements are included beginning on page F-1 of this report.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
During the years ended September 30, 2016 and 2015, there were no: (i) disagreements with our independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to such firm's satisfaction, would have caused the independent registered public accounting firm to make reference to the subject matter thereof in connection with their reports for such years; or (ii) reportable events, as described under Item 304(a)(1)(v) of Regulation S-K, except for the material weaknesses noted in Item 9A.
Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective.  During the audit process, material weaknesses were identified as discussed below in the Report of Management on Internal Control over Financial Reporting.

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
In the course of management's assessment, it identified ineffective controls over the accounting for debt issuance costs and derivatives as a material weaknesses in internal control over financial reporting as of September 30, 2016.
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
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2016, management improved procedures related to payroll, vendor approval process, assessment and methodology in connection with complex transactions, document retention, and separation of duties.
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
Item 9B.  Other Information
None.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Set forth below are the name, age, position and a description of the business experience of each of our executive officers, directors and other key employees as of September 30, 2016.
Name	Age	Position
Jeffrey Peterson	39	Executive Chairman (Director) and Chief Executive Officer
Bradley Robinson	47	Director
Robert J. Welgos	78	Director
Chad Olsen	45	Director Nominee*
David Hall	48	Director Nominee*
Eric Robinson	49	Chief Financial Officer, In-House Counsel, Secretary and Treasurer
____________
*
Chad Olsen and David Hall have been appointed to the Board, pending the effectiveness of the registration statement that was initially filed with the Securities and Exchange Commission on July 19, 2016 (the "Registration Statement").

Jeffrey S. Peterson — Chief Executive Officer and Chairman
Mr. Jeffrey Peterson was appointed as our Chief Executive Officer and Chairman on July 7, 2016. As a founding investor, Mr. Peterson was our Chief Financial Officer from September 2015 through July 7, 2016 and joined our Board of Directors in April 2014. He has been involved in numerous early stage ventures in the public and private sectors, with an emphasis in healthcare and technology. Mr. Peterson served in various capacities within ActiveCare from July 2011 through the present, including Director of Investor Relations and V.P. of Finance and Chief Financial Officer. From January 2010 until July 2012, he was the Director of Investor Relations for Track Group. Prior to Track Group, Mr. Peterson was a co-owner of a stock brokerage firm in Utah, where his roles included broker, market maker, AML officer and communications officer, while holding numerous FINRA security licenses.
He graduated from the University of Utah with a Bachelor of Arts Degree in Finance and Business Administration and is a founding member of the University Venture Fund. Mr. Peterson also currently holds board observation seats with Juneau Biosciences and CoNextions Medical.
In evaluating Mr. Peterson's specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his numerous years of experience in finance, and his proven track record of success in such endeavors.
Bradley Robinson — Director
Mr. Bradley Robinson joined our Board of Directors in July 2016. Since March 2015 he has served as CEO of Predictive Technology Group, Inc. (PRED). PRED develops and commercializes discoveries and technologies involved in novel molecular diagnostic and stem cell/pharmaceutical therapeutic products. PRED has developed and/or acquired a number of technologies that open a window into the origin of human disease and the role that genes and their related proteins play in the disease's onset and progression. Mr. Robinson has been a founding member of three such ventures in healthcare, one of which (Specialized Health Products International, Inc. was publicly traded until its acquisition in March 2008 by C.R. Bard. Mr. Robinson was the CEO and co-founder of Infusive Technologies, LLC from November 2004 until September 2008 when it was acquired by Sagent Pharmaceuticals, Inc. As part of the acquisition, Mr. Robinson became President of the medical device division of Sagent Pharmaceuticals. Sagent Pharmaceuticals is a specialty injectable pharmaceutical products company. He left Sagent Pharmaceuticals to become Vice President of Business Development of Juneau BioSciences in May 2010. Juneau develops and commercializes genetic tests related to women's healthcare. He was responsible for developing strategic partnerships and the company's capitalization. From March 2011 until September 2013 he was Chief Executive Officer and President of LifeCord Genetics, LLC. Mr. Robinson earned an MBA/MIM from the Graduate School of International Management (Thunderbird).
We believe Mr. Robinson is qualified to serve on our Board of Directors because of his experience with the early stage structuring of ventures in the areas of pharmaceuticals, medical devices and information technology.
Eric Robinson — Chief Financial Officer, In-House Counsel, Secretary and Treasurer
Mr. Eric Robinson joined ActiveCare as Chief Financial Officer, In-House Counsel, Secretary and Treasurer in July 2016. Mr. Robinson spent fourteen years in private practice as a corporate attorney, including eleven years as a partner in the Salt Lake City, Utah law firm of Blackburn & Stoll, LC. Mr. Robinson's law practice focused on securities, corporate and other business transactions. During the past five years, Mr. Robinson has been principally employed as (i) General Counsel, Chief Financial Officer and director of MicroPower Global Limited, a company in the semiconductor business since 2009, (ii) as the General Counsel, Chief Financial Officer and a director of Juneau Biosciences, LLC, a genetic research company, from 2008 until 2015 and (iii) a private attorney. Mr. Robinson also acts as a director and chairman of the audit committee of ClearOne, Inc. (NasdaqCM: CLRO). His legal practice includes working with companies in connection with public and private offerings of securities, corporate partnering, mergers and acquisitions, licensing and technology transfer and compensation planning. He graduated from the University of Utah with honors with a B.S. degree in accounting and he subsequently passed the CPA exam (unlicensed). He graduated from Vanderbilt University with a J.D. where he graduated Order of the Coif.

Robert J. Welgos — Director
Mr. Welgos joined our Board of Directors in June 2009. He has a Bachelor of Science in engineering from the Newark College of Engineering (1962), and worked for 38 years with Allied Signal Corp (now Honeywell International), in various technical department management positions, including being responsible for operations of Customer Technical Service Dept., Design Engineering, Testing Laboratories, and Process Laboratories. He also served as the Manager, North American Distributor Sales and Director of International Operations, where he established distribution networks throughout the Pacific Rim and South America. During this period, he was instrumental in the creation of joint ventures with Lucky Goldstar in Korea and Japan Synthetic Rubber in Japan. Mr. Welgos retired from Allied Signal Corp in 2000. Mr. Welgos is the Chairman of our board's Compensation and Audit Committees. Among other things, Mr. Welgos' education and extensive experience in the industries described above qualify him to advise management in our research and development agenda and customer service solutions. In addition, his experience in Asia is important as we source our products and manufacturing.
Chad Olsen — Director Nominee
Mr. Olsen has been appointed to the Board of Directors pending the effectiveness of the Registration Statement.  Since May 2016, Mr. Olsen has served as the Chief Financial Officer and Chief Operating Officer of Search Group Partners, Inc., a premier recruiting firm that offers professional talent acquisition and consulting services to both local and nation-wide searches with its headquarters located in Salt Lake City, Utah. Previously, he provided accounting and consulting services as the founder and president of Acreal, LLC from May 2014 to May 2016.  Prior to Acreal, he served for four years as Chief Financial Officer for Track Group, Inc. from January 2010 to May 2014, which provided electronic monitoring services as a lower-cost alternative to incarceration. Previous to his appointment as CFO, he served as Track Group's corporate controller from September 2001 to January 2010. Additionally, he served as Track Group's corporate secretary from January 2010 to November 2011. From 1997 to 2001, Mr. Olsen worked at Kartchner and Purser, P.C., a certified public accounting firm in performing tax, auditing, and business advisory services. From 1992 to 1996, Mr. Olsen worked in the banking industry with Universal Community Credit Union where he supervised teller and member services employees. Mr. Olsen received a Bachelor of Science Degree in Accounting from Brigham Young University. In evaluating Mr. Olsen's experience and qualifications, we took into account Mr. Olsen's extensive financial background, experience with general management, corporate governance and talent acquisitions.
David Hall — Director Nominee
Mr. Hall has been appointed to the Board of Directors pending the effectiveness of the Registration Statement. Mr. Hall is the founder and President of HSA Health Insurance Company (a.k.a HSA Heath Plan), a health insurance company that offers HSA based health plans exclusively to the fully insured group market and the self-funded group market.  Prior to HSA Heath Plan, in 2003 Mr. Hall co-founded HealthEquity, Inc. (NASDAQ: HQY), a leader in the Consumer Directed Healthcare space HealthEquity with over $4 billion of assets under management and over 2.2 million HSAs.  Prior to co-founding HealthEquity, Mr. Hall worked with Peppers & Rogers Group, a firm specializing in Customer Relationship Management strategy from May 2000 through January 2003. In addition to these business ventures, Mr. Hall served as President from May 1999 to May 2000 of TimeMarker, Inc., a company that helped other businesses leverage the Internet to sell their time-perishable inventory using a proprietary wireless exchange platform. Prior to this, he worked for Ernst & Young LLP in its Strategic Advisory Services group from May 1997 through May 1999.  Mr. Hall received a master of business administration from Brigham Young University and a bachelor's in English from Weber State University. In evaluating Mr. Hall's experience we took into account his extensive management experience as well as background in health insurance which we believe to be synergistic with our business.

Family Relationships
Mr. Bradley Robinson and Mr. Eric Robinson are brothers. There are no other family relationships among any of our directors or executive officers.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, as amended, requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership on Form 3 and reports of changes of ownership of our equity securities on Forms 4 and 5.  Officers, directors, and greater than 10% shareholders are required to furnish us with copies of all Section 16(a) reports they file.  Based solely on a review of the reports and amendments to reports furnished to us for the year ended September 30, 2016, we believe that each person who, at any time during such fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such period, except for the following: (i) Darrell Meador filed a Form 4 on January 12, 2016 reporting transactions in July and September 2015, (ii) David Derrick filed a Form 4 on January 12, 2016 reporting transactions in August and September 2015, (iii) Jeffery Peterson filed a Form 4 on January 12, 2016 reporting transactions in September 2015, (iv) James Dalton filed a Form 4 on January 12, 2016 reporting transactions in March and September 2015, (v) Jeffrey Peterson filed a Form 4 on March 4, 2016 reporting a transaction on February 29, 2016, (vi) James Dalton filed a Form 4 on March 4, 2016 reporting a transaction on February 29, 2106, (vii) Darrell Meador filed a Form 4 on March 7, 2016 reporting a transaction that occurred on February 29, 2016, (viii) Darrell Meador filed a Form 4 on June 29, 2016 reporting a transaction that occurred in April 2016, and (ix) Jeffrey Peterson  filed a Form 4 on June 29, 2016 reporting a transaction that occurred in April 2016.
Board Composition and Director Independence
Our board of directors consists of three members: Mr. Jeffrey Peterson, Mr. Robert J. Welgos and Mr. Bradley Robinson. Additionally, on November 1, 2016, we appointed Chad Olsen and David Hall to the Board, pending effectiveness of the Registration Statement that has been filed with the Securities and Exchange Commission. The directors will serve until our next annual meeting and until their successors are duly elected and qualified. The Company defines "independent" as that term is defined in Rule 5605(a)(2) of the NASDAQ Capital Market listing standards.
In making the determination of whether a member of the board is independent, our board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption "Related Party Transactions." The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our board affirmatively determined that Messrs. Hall, Olsen and Welgos are qualified as independent and do not have any material relationships with us that might interfere with his exercise of independent judgment.
Board Committees
Upon effectiveness of the Registration Statement which the Company has filed with the Securities and Exchange Commission, our board of directors will establish an audit committee and a nominating and corporate governance committee and our compensation committee will be reorganized. Upon effectiveness of the Registration Statement, each committee will have its own charter, which will be available on our website at www.activecare.com. Information contained on our website is not incorporated herein by reference. Each of the board committees will have the composition and responsibilities described below.
Members will serve on these committees until their resignation or until otherwise determined by our Board of Directors.
Audit Committee
Upon the effectiveness of the Registration Statement which the Company has filed with the Securities and Exchange Commission, we will have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934, as amended (the "Exchange Act"). The Committee will consist of three "independent" members, within the meaning of Rule 10A-3 under the Exchange Act and the NASDAQ Stock Market Rules. The Committee will consist of Director Nominee Chad Olsen (chair), Director Nominee David Hall and Mr. Robert Welgos. Our board has determined that Chad Olsen is currently qualified as an "audit committee financial expert", as such term is defined in Item 407(d)(5) of Regulation S-K.

 The Audit Committee will oversee our accounting and financial reporting processes and oversee the audit of our financial statements and the effectiveness of our internal control over financial reporting. The specific functions of this Committee include, but are not limited to:

•	selecting and recommending to our board of directors the appointment of an independent registered public accounting firm and overseeing the engagement of such firm;

•	approving the fees to be paid to the independent registered public accounting firm;

•	helping to ensure the independence of the independent registered public accounting firm;

•	overseeing the integrity of our financial statements;

•	preparing an audit committee report as required by the SEC to be included in our annual proxy statement;

•	resolving any disagreements between management and the auditors regarding financial reporting;

•	reviewing with management and the independent auditors any correspondence with regulators and any published reports that raise material issues regarding the Company's accounting policies;

•	reviewing and approving all related-party transactions; and

•	overseeing compliance with legal and regulatory requirements.

Compensation Committee
Upon the effectiveness of the Registration Statement which the Company has filed with the Securities and Exchange Commission, the members of our Compensation Committee will consist of three members, Director Nominee Chad Olsen, Director Nominee David Hall and Mr. Robert Welgos (Chair). Each such member will be "independent" within the meaning of the NASDAQ Stock Market Rules. In addition, each member of our Compensation Committee will qualify as a "non-employee director" under Rule 16b-3 of the Exchange Act. Our Compensation Committee assists the board of directors in the discharge of its responsibilities relating to the compensation of the board of directors and our executive officers.
The Committee's compensation-related responsibilities include, but are not limited to:

•	reviewing and approving on an annual basis the corporate goals and objectives with respect to compensation for our Chief Executive Officer;

•	reviewing, approving and recommending to our board of directors on an annual basis the evaluation process and compensation structure for our other executive officers;

•
determining the need for and the appropriateness of employment agreements and change in control agreements for each of our executive officers and any other officers recommended by the Chief Executive Officer or board of directors;

•	providing oversight of management's decisions concerning the performance and compensation of other company officers, employees, consultants and advisors;

•
reviewing our incentive compensation and other equity-based plans and recommending changes in such plans to our board of directors as needed, and exercising all the authority of our board of directors with respect to the administration of such plans;

•	reviewing and recommending to our board of directors the compensation of independent directors, including incentive and equity-based compensation; and

•	selecting, retaining and terminating such compensation consultants, outside counsel or other advisors as it deems necessary or appropriate.

Nominating and Corporate Governance Committee
Upon the effectiveness of the Registration Statement which the Company has filed with the Securities and Exchange Commission, there will be three members of our Nominating and Corporate Governance Committee. Each such member will be "independent" within the meaning of the NASDAQ Stock Market Rules. The Committee will consist of Director Nominee Chad Olsen, Director Nominee David Hall (chair) and Mr. Robert Welgos. The purpose of the Nominating and Corporate Governance Committee is to recommend to the board nominees for election as directors and persons to be elected to fill any vacancies on the board, develop and recommend a set of corporate governance principles and oversee the performance of the board.
 The Committee's responsibilities include:

•	recommending to the board of directors nominees for election as directors at any meeting of stockholders and nominees to fill vacancies on the board;

•	considering candidates proposed by stockholders in accordance with the requirements in the Committee charter;

•	overseeing the administration of the Company's code of business conduct and ethics;

•	reviewing with the entire board of directors, on an annual basis, the requisite skills and criteria for board candidates and the composition of the board as a whole;

•
the authority to retain search firms to assist in identifying board candidates, approve the terms of the search firm's engagement, and cause the Company to pay the engaged search firm's engagement fee;

•	recommending to the board of directors on an annual basis the directors to be appointed to each committee of the board of directors;

•	overseeing an annual self-evaluation of the board of directors and its committees to determine whether it and its committees are functioning effectively; and

•	developing and recommending to the board a set of corporate governance guidelines applicable to the Company.
 The Nominating and Corporate Governance Committee may delegate any of its responsibilities to subcommittees as it deems appropriate. The Nominating and Corporate Governance Committee is authorized to retain independent legal and other advisors, and conduct or authorize investigations into any matter within the scope of its duties.
Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics applicable to our principal executive, financial and accounting officers and all persons performing similar functions.
Item 11.  Executive Compensation
The following table summarizes information concerning the compensation awarded to, earned by, or paid to, our Chief Executive Officer (Principal Executive Officer) and our two most highly compensated executive officers other than the Principal Executive Officer during fiscal years 2016 and 2015 (collectively, the "Named Executive Officers") who were serving in such capacities as of September 30, 2016, as well as James Dalton who served as our Chief Executive Officer from April 2015 through June 2016.

Summary Compensation Table
Name and principal	Year ended	Salary	Bonus	Stock awards	Warrant awards	All other compensation	Total
position (a)	9/30 (b)	($) (c)	($) (d)	($) (e)	($) (f)	($) (i)	($) (j)
Jeffrey Peterson	2016	$270,000	$270,000	$1,018,516	$—	$17,892	$1,576,408
PEO. Former Chief Financial Officer	2015	$60,000	$—	$1,245,941	$—	$3,035	$1,308,976
James J. Dalton	2016	$389,750	$—	$703,900	$—	$8,695	$1,102,345
Former PEO	2015	$120,000	$—	$954,828	$20,472	$982	$1,096,282
Darrell Meador,	2016	$136,550	$—	$25,163	$—	$5,312	$167,025
Former President of Sales	2015	$135,000	50,000	$197,162	$12,569	$19,769	$414,500
____________
(1)	Column (i) includes health, dental, vision, term life and prescription insurance. The amounts included in that column, representing premiums paid by us for the applicable insurance policies.
(2)	All amounts except those reported in column (c) and column (i) are non-cash amounts and represent stock or warrants to purchase common stock.
(3)	Amounts in column (e) represent non-cash compensation expense of stock grants based on the market value of the stock on the grant date.

 During fiscal year 2016, we granted shares of common stock as compensation for past and future service. The schedule below includes stock granted during fiscal year 2016. The granted stock does not include stock quantities, values or deferred balances for accrued amounts or stock granted in prior years being amortized during fiscal year 2016.

	Stock granted	Value of granted stock	Amount deferred	Amount recognized	Amortization of past deferrals	Total stock awards
Jeffrey Peterson
PEO. Former Chief Financial Officer	—	$—	$—	$—	$1,018,516	$1,018,516
James J. Dalton
Former PEO	463,500	$13,900	$—	$13,900	$690,000	$703,900
Michael Jones,
Former PEO	—	$—	$—	$—	$—	$—
Darrell Meador,
Former President of Sales	545,000	$25,163	$—	$25,163	$—	$25,163

The 463,500 shares issued to Mr. Dalton were issued as incentive bonus for meeting a certain milestone.  The 545,000 shares issued to Mr. Meador were issued in lieu of salary.

During the fiscal year ended September 30, 2015, we granted Mr. Dalton 2,000,000 shares for his consulting services provided prior to his role as Chief Executive Officer that vested monthly through December 31, 2016; 5,282,000 shares were issued in lieu of salary and among the shares 4,000,000 in lieu of salary, which vest monthly over two years through June 2017; 370,500 shares were issued as incentive bonus for meeting a certain milestone; 306,000 shares were issued for prepaid future services. We granted Mr. Peterson 2,738,500 shares in lieu of salary, among the shares, 2,000,000 shares vest monthly over two years through June 2017. Of the shares issued to Mr. Meador, 256,500 shares were issued in lieu of salary, and 250,000 shares were issued as incentive bonus for meeting sales goals.

During the fiscal year ended September 30, 2014, we granted Mr. Peterson, 76,500 shares in lieu of salary, which vest quarterly over two years, and 3,996,000 shares for continued service, which also vest quarterly over two years.

Amounts in column (f) represent non-cash compensation expense of warrants to purchase common stock granted based on the fair value calculated using a binomial option-pricing model. During 2016 and 2015, we did not grant any options to purchase shares of common stock to the officers named in this schedule.  During 2015, we reduced the exercise price of Mr. Dalton's options to purchase 511,000 shares of common stock from $1 per share to $0.30 per share and we recognized an additional $20,472 of compensation expense.  The warrant awards related to Mr. Meador's compensation are related to the amortization of 433,500 warrants issued in 2012 and a related modification in 2014.
Compensation-Setting Process/Role of Our Compensation Committee
Although we established a compensation committee in 2014, the committee has not met and does not currently meet NASDAQ listing standards. During 2016, our board of directors was responsible for overseeing our executive compensation program, establishing our executive compensation philosophy, and determining specific executive compensation, including cash and equity. Upon effectiveness of the Registration Statement which the Company has filed with the Securities and Exchange Commission, we intend to reorganize our compensation committee, which will consist of three independent directors. Unless otherwise stated, the discussion and analysis below is based on decisions by the board of directors.
 During 2016, our board of directors considered one or more of the following factors when setting executive compensation, as further explained in the discussions of each compensation element below:

•
the experiences and individual knowledge of the members of our board of directors regarding executive compensation, as we believe this approach helps us to compete in hiring and retaining the best possible talent while at the same time maintaining a reasonable and responsible cost structure;

•	corporate and/or individual performance, as we believe this encourages our executive officers to focus on achieving our business objectives;

•	the executive's existing equity award and stock holdings; and

•
internal pay equity of the compensation paid to one executive officer as compared to another — that is, that the compensation paid to each executive should reflect the importance of his or her role to the company as compared to the roles of the other executive officers, while at the same time providing a certain amount of parity to promote teamwork.

With our transition to being a company listed on NASDAQ, our compensation program following the Offering may, over time, vary significantly from our historical practices. For example, we expect that following the Offering, in setting executive compensation, the new compensation committee may review and consider, in addition to the items above, factors such as the achievement of predefined milestones, tax deductibility of compensation, the total compensation that may become payable to executive officers in various hypothetical scenarios, the performance of our common stock and compensation levels at public peer companies.
Executive Compensation Program Components
Base Salary
We provide base salary as a fixed source of compensation for our executive officers, allowing them a degree of certainty when having a meaningful portion of their compensation "at risk" in the form of equity awards covering the shares of a company for whose shares there has been limited liquidity to date. The board of directors recognizes the importance of base salaries as an element of compensation that helps to attract highly qualified executive talent.
Base salaries for our executive officers were established primarily based on individual negotiations with the executive officers when they joined us and reflect the scope of their anticipated responsibilities, the individual experience they bring, the board members' experiences and knowledge in compensating similarly situated individuals at other companies, our then-current cash constraints, and a general sense of internal pay equity among our executive officers.

The board does not apply specific formulas in determining base salary increases. In determining base salaries for 2016 for our continuing named executive officers, no adjustments were made to the base salaries of any of our named executive officers as the board determined, in their independent judgment and without reliance on any survey data, that existing base salaries, taken together with other elements of compensation, provided sufficient fixed compensation for retention purposes.
Outstanding Equity Awards at September 30, 2016
The following table summarizes the outstanding equity award holdings held by our named executive officers at September 30, 2016.
Name (a)	Number of Securities Underlying Unexercised Warrants (#) Exercisable (b)	Number of Securities Underlying Unexercised Warrants (#) Unexercisable (c)	Warrant Exercise Price ($) (e)	Warrant Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)
Jeffrey Peterson
PEO. Former Chief Financial Officer	—	—	$—	—	750,000	$48,750
James J. Dalton
Former PEO	360,000	—	$0.30	10/3/2016	1,500,000	$97,500
Michael Jones,
Former PEO	—	—	$—	—	—	$—
Darrell Meador,
Former President of Sales	173,500	260,000	$0.50	6/20/2017	—	$—
____________
(1)	Column (c) includes warrants to purchase shares of common stock with various vesting periods.
(2)
Column (g) includes unvested shares of common stock that vest quarterly over a remaining period of 9 months and will be completely vested on June 23, 2017 or will vest immediately in the event of a change in control.

2016 Incentive Stock Option Plan
Effective November 1, 2016, the Board approved, authorized and adopted the ActiveCare, Inc. 2016 Incentive Stock Option Plan (the "2016 Plan") and certain forms of ancillary agreements to be used in connection with the issuance of stock and/or options pursuant to the Plan (the "Plan Agreements"). The Company will be seeking stockholder approval of the 2016 Plan so that compensation attributable to grants under the 2016 Plan may qualify for an exemption from the $1,000,000 deduction limit under Section 162(m) of the Internal Revenue Code of 1986.
The purpose of awards under the 2016 Plan is to attract and retain talented employees and the services of select non-employees, further align employee and stockholder interests and closely link employee compensation with Company performance. Eligible participants under the 2016 Plan will be such full or part-time officers and other employees, directors, consultants and key persons of the Company and any Company subsidiary who are selected from time to time by the Board or committee of the Board authorized to administer the 2016 Plan, as applicable, in its sole discretion.
The Plan provides for the issuance of up to 227,000,000 shares of common stock of the Company through the grant of non-qualified options (the "Non-qualified Options"), incentive options (the "Incentive Options" and together with the Non-qualified Options, the "Options") and restricted stock (the "Restricted Stock") to directors, officers, consultants, attorneys, advisors and employees. The Board believes that such shares should be sufficient to cover grants through at least the end of the fiscal year 2018.
It is intended for the 2016 Plan to be administered by the Company's newly formed Compensation Committee, which will be implemented upon the effectiveness of the Registration Statement.  The Compensation Committee will consist of at least two independent, non-employee and outside directors (the "Compensation Committee"). In the absence of such a Committee, the Board shall administer the 2016 Plan.

Options are subject to the following conditions:

(i)
The Committee determines the strike price of Incentive Options at the time the Incentive Options are granted. The assigned strike price must be no less than 100% of the Fair Market Value (as defined in the Plan) of the Company's Common Stock. In the event that the recipient is a Ten Percent Owner (as defined in the Plan), the strike price must be no less than 110% of the Fair Market Value of the Company.

(ii)	The strike price of each Non-qualified Option will be at least 100% of the Fair Market Value of such share of the Company's Common Stock on the date the Non-qualified Option is granted.

(iii)
The Committee fixes the term of Options, provided that Options may not be exercisable more than ten years from the date the Option is granted, and provided further that Incentive Options granted to a Ten Percent Owner may not be exercisable more than five years from the date the Incentive Option is granted.

(iv)	The Committee may designate the vesting period of Options and may accelerate at any time the exercisability or vesting of all or any portion of any Option granted.

(v)	Options are not transferable and Options are exercisable only by the Options' recipient, except upon the recipient's death.

(vi)
To the extent required for "incentive stock option" treatment under Section 422 of the Internal revenue Code of 1986, as amended (the "Code"), the aggregate Fair Market Value (determined as of the grant date) of the shares with respect to which Incentive Stock Options granted under the Plan and any other plan of the Company or its parent and any Subsidiary that become exercisable for the first time by an optionee during any calendar year shall not exceed $150,000 or such other limit as may be in effect from time to time under Section 422 of the Code. To the extent that any Stock Option exceeds this limit, it shall constitute a Non-Qualified Stock Option.

(vii)
Beginning on the date that the Company becomes subject to Section 162(m) of the Code, Options with respect to no more than 13,204,000 Shares shall be granted to any one individual in any calendar year period and no more than 15,000,000 Shares shall be granted to any one individual in any calendar year period.

(viii)	Shares may be issued up to such maximum number pursuant to any type or types of Award, and no more than 54,312,000 shares may be issued pursuant to Incentive Stock Options.

Awards of Restricted Stock are subject to the following conditions:

(i)
The Committee grants Restricted Stock Options and determines the restrictions on each Restricted Stock Award (as defined in the Plan). Upon the grant of a Restricted Stock Award and the payment of any applicable purchase price, grantee is considered the record owner of the Restricted Stock and entitled to vote the Restricted Stock if such Restricted Stock is entitled to voting rights.

(ii)	Restricted Stock may not be delivered to the grantee until the Restricted Stock has vested.

(iii)	Restricted Stock may not be sold, assigned, transferred, pledged or otherwise encumbered or disposed of except as provided in the Plan or in the Award Agreement (as defined in the 2016 Plan).

Director Compensation

The following table summarizes the compensation paid by us to non-employee directors for the year ended September 30, 2016. Mr. Peterson did not receive additional compensation for his service as a director and Mr. Brad Robinson did not join the board until July 2016.

	Fees Earned or Paid in Cash	Stock Awards	Warrant Awards	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)
Robert Welgos	$30,000	$—	$—	$—	$—	$30,000
Brad Robinson	$7,500	$—	$—	$—	$—	$7,500
Employment Agreements
During April 2015, James J. Dalton was appointed Executive Chairman of the Board of Directors and Chief Executive Officer. On September 23, 2015, we entered into a written Employment Agreement containing compensation and other terms related to Mr. Dalton's appointment effective July 1, 2015. The term of the Employment Agreement was one year.
The compensation payable to Mr. Dalton under the Employment Agreement included a base salary of $40,000 per month, 15% fee for any loans that Mr. Dalton personally guarantees for the Company, plus member bonus upon the achievement of certain milestones up through and inclusive of December 31, 2015. We also granted Mr. Dalton 4,976,068 shares of common stock as a signing bonus, of which 976,068 shares were vested immediately, and 4,000,000 shares to be vested monthly over a two-year period starting July 2015. During fiscal year 2015, we granted 5,555,643 shares of common stock with a fair value of $1,000,016 to Mr. Dalton according to the Employment Agreement as a signing bonus, loan guarantee fees, and a bonus for achievement of certain milestones. Prior to the Employment Agreement, we also entered into a written Consulting Agreement with Mr. Dalton. The compensation payable to Mr. Dalton under the Consulting Agreement included a base salary of $25,000 per month starting January 2015, 2,000,000 shares of common stock, plus a member bonus upon the achievement of certain milestones. During fiscal year 2015, we vested 2,000,000 shares of the common stock, however, we did not grant any shares for the member bonus due to the limitation of the milestones related to the Consulting Agreement. During fiscal year 2015, $2,057,516 was recognized as compensation expense, and $540,000 as deferred compensation, which was amortized monthly through June 2016. During fiscal year 2015, we also granted Mr. Dalton 305,556 shares of common stock with a fair value of $55,000 for future services.
Mr. Dalton resigned from his position as Chief Executive Officer on July 7, 2016, terminating his employment agreement with the Company. On July 7, 2016, Mr. Dalton entered into a consulting agreement with the Company the details of which are provided below. The Company will pay Mr. Dalton severance of $20,000 per month for a period of six months in addition to the consulting agreement described below.
On July 7, 2016, the Company appointed Eric Robinson as its new Chief Financial Officer, Secretary and Treasurer. It is anticipated that Mr. Robinson will devote 2 days per week to the Company and be compensated at a rate of $120,000 per year. The Company is negotiating the terms of an employment agreement for full time employment in good faith and expects to enter into an agreement with Mr. Robinson shortly after effectiveness of the Registration Statement.

Consulting Agreements
ADP Management
On February 29, 2016, the Company entered into an amended and restated consulting agreement with ADP Management ("ADP"), an entity controlled by the former Executive Chairman of the Board of Directors David Derrick (the "ADP Agreement"). Pursuant to the ADP Agreement, ADP shall provide consulting services to the Company for an initial period of one (1) year, and shall automatically renew for consecutive one (1) month periods unless terminated by the Company or ADP. As consideration for ADP providing consulting services to the Company, the Company shall pay ADP at a rate of $250 per hour. ADP's consulting services include but are not limited to developing business plans, making introductions to potential customers and/or suppliers, identifying qualified employees or other service providers, sales, marketing, manufacturing and other operating activities, and meeting with the Company's and its affiliates' respective managers, officers, employees, agents, and other service providers regarding the business, prospects and affairs of the Company and its affiliates. ADP shall not be entitled to any fees or consideration for (i) negotiating the purchase and/or sale of Company securities, (ii) making recommendations regarding transactions involving Company securities, (iii) or any other matters involving transactions of Company securities. The ADP Agreement will not terminate until all debt obligations of the Company owed to ADP or its affiliates have been repaid in full.
Bluestone Advisors, LLC
On September 23, 2015, the Company entered into a consulting agreement with Bluestone Advisors, LLC ("Bluestone"), an entity controlled by Jeffrey Peterson, the Company's former Chief Financial Officer and current Chief Executive Officer (the "Bluestone Agreement"). Pursuant to the Bluestone Agreement, Bluestone shall provide consulting services to the Company for an initial period of one (1) year, and shall automatically renew for consecutive one (1) month periods unless terminated by the Company or Bluestone. As consideration for Bluestone providing consulting services to the Company, the Company shall pay Bluestone a monthly fee of $20,000. Additionally, the Company shall issue Bluestone 2,000,000 shares of the Company's common stock and may issue additional securities on terms to be negotiated (the "Bluestone Issuances"). The Bluestone Issuances shall vest in 24 equal monthly installments, and shall fully vest immediately upon the death of Jeffrey Peterson, termination of the Bluestone Agreement, or a change in control. The Bluestone Agreement will not terminate until all debt obligations of the Company owed to Bluestone or its affiliates have been repaid in full.
On July 7, 2016, Mr. Peterson was appointed as the Company's Executive Officer. The Company is currently negotiating the terms of an employment agreement with Mr. Peterson in good faith and expects to enter into an agreement with Mr. Peterson prior to the closing of the Offering. Until such time as the Company can come to terms on an employment agreement, Mr. Peterson will be compensated at the same rate as he was being compensated under the Bluestone Agreement.
Dalton Consulting Agreement
On July 7, 2016, the Company entered into a Consulting Agreement with James Dalton, former Executive Chairman and Chief Executive Officer of the Company (the "Dalton Consulting Agreement"), pursuant to which Mr. Dalton shall provide certain consulting services to the Company including, but not limited to (i) developing business plans, (ii) making introductions to potential customers and/or suppliers, (iii) identifying qualified employees and other service providers, (iv) sales, marketing, manufacturing and other operating activities, and (v) meeting with the Company's and its affiliates' respective managers, officers, employees, agents, and other service providers regarding the business, prospects and affairs of the Company and its affiliates (the "Services"). Mr. Dalton may not engage in and shall not be entitled to any fees or consideration for (i) negotiating the purchase and/or sale of Company securities, (ii) making recommendations regarding transactions involving Company securities, (iii) or any other matters involving transactions of Company securities.
The Dalton Consulting Agreement is for an initial period of one (1) year, and shall automatically renew for consecutive one (1) month periods unless terminated by the Company or Mr. Dalton. As consideration for the Services, the Company shall pay Mr. Dalton at the rate of $250 per hour, but such compensation may not exceed $20,000 during any calendar month.

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
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
 The following tables set forth information as of December 20, 2016 (the "Table Date") by:

•	each person or group who is known by us to own beneficially more than 5% of our outstanding shares of common stock;

•	each of our Named Executive Officers serving as of such date;

•	each of our directors; and

•	all of the executive officers and directors as a group.
 Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Common stock subject to warrants that are currently exercisable or exercisable within 60 days of the Table Date is deemed to be outstanding and beneficially owned by the person holding the warrants. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Percentage of beneficial ownership is based on 115,112,802 shares of common stock outstanding as of the Table Date. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Unless otherwise indicated in the table or footnotes below, the address for each beneficial owner is c/o ActiveCare, Inc., 1365 West Business Park Drive, Suite 100, Orem, Utah 84058.

Name and Address of Beneficial Owner	Outstanding Common Stock		Percentage of Ownership of Common Stock
5% Beneficial Shareholders
Advance Technology Investors LLC(1) 154 Rock Hill Road Spring Valley, NY 10977	11,499,768		9.99%

James Dalton c/o ActiveCare, Inc., 1365 West Business Park Drive, Suite 100, Orem, UT 84058	9,036,799		7.9%

Officers and Directors
Eric Robinson(2) Chief Financial Officer, Secretary and Treasurer	1,875		*

Robert Welgos(2)(3) Director	371,764	(3)	*
Bradley Robinson(2) Director	—		—

Jeffrey Peterson(2)(4) Chief Executive Officer, Chairman	41,041,952	(4)	30.4%

Officers and Directors as a Group (4 persons)	41,415,591		30.4%
____________
*	Less than 1%
(1)
Includes 7,117,675 shares of Common Stock and warrants to purchase 450,000 shares of Common Stock, owned by Advanced Technology Investors LLC ("ATI") and its related entity and a convertible promissory note (the "ATI Note") that is currently convertible into 3,932,093 shares of Common Stock. Due to a provision in the ATI Note, it may not vote or take delivery of common shares that would result in ATI becoming the beneficial owner of more than 9.99% of the issued and outstanding Common Stock of the Company at any given time.

(2)	The address of each Officer and Director is c/o ActiveCare, Inc., 1365 West Business Park Drive, Suite 100, Orem, UT 84058.
(3)	Includes 102,451 shares of Common Stock issuable upon conversion of 13,843 shares of Series E Preferred Stock.
(4)
Of the total shares of Common Stock owned or controlled by Mr. Peterson, 12,924,353 shares are held by Tyumen Holdings, LLC, 979,291 shares by Wynnman's Hill, LLC, 6,319,708 shares by Bluestone Advisors, LLC, 378,148 shares by Keystone Partners, LLC, 295,139 shares by Rimrock Capital, LLC, 20,270 shares by Banyan Investment Company, LLC and 43 shares by Blackhawk, LLC. Also includes 125,000 shares of Common Stock issuable upon conversion of 25,000 shares of Series D Preferred Stock. Further, Jeff Peterson et al. are able to obtain 20,000,000 shares of Common Stock issuable under a convertible promissory note.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
In addition to the transactions referenced in the Subsequent Events in the Management's Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events, the following related-party transactions have occurred.
Related-Party Notes Payable
As of September 30, 2016, we owe an aggregate of $4,576,576 of notes payable and applicable interest to one of our officers, two of our former board members, and two of our former officers, or entities controlled by each, with annual interest rates ranging from 12% to 18%. The $4,576,576 is described in more detail in the following paragraphs.
Seven entities controlled by Jeffrey S. Peterson, Chairman and Chief Executive Officer; namely, Blackhawk Properties, LLC, Banyan Investment Company, LLC, Keystone Partners, LLC, The Mark and Nancy Peterson Foundation, Rimrock Capital, LLC, Tyumen Holdings, LLC and Bluestone Advisors, LLC; and Mr. Peterson, individually, were owed notes payable and accrued interest totaling $3,907,159 as of September 30, 2016.  Pursuant to the Peterson Letter Agreement, $3,876,737 of the foregoing obligation, together with interest accruing subsequent to September 30, 2016, will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing $3,876,737 by $0.045 or 86,149,711 shares, exclusive of interest accruing subsequent to September 30, 2016.
On August 14, 2013, the Company entered into a Loan Conversion Agreement with Michael Jones, former interim Chief Executive Officer (the "Jones Loan Agreement"). Pursuant to the Jones Loan Agreement, $250,000 of previously outstanding debt owed to Michael Jones by the Company (the "First Jones Loan") was converted into 333,334 shares of Common Stock. Outstanding accrued interest of $13,644 under the First Jones Loan was memorialized in the Jones Loan Agreement as outstanding and accruing interest at a rate of 12% per annum. As of September 30, 2016, $12,474 was outstanding, including applicable interest, under the Jones Loan Agreement.
On February 18, 2016, the Company issued ADP Management Corp ("ADP"), an entity controlled by David Derrick, the Company's former Executive Chairman and a current consultant to the Company, a Promissory Note in the aggregate amount of $542,005. (the "ADP Note"). The ADP Note bears interest at a rate of 18% per annum and is convertible at ADP's sole discretion into Common Stock at a conversion price of $0.06 per share, up to a maximum of 9,250,000 shares of Common Stock. The ADP Note has a maturity date of January 1, 2017. As of September 30, 2016, an aggregate of $602,145 was outstanding under the ADP Note (the "ADP Obligation"). Pursuant to the ADP Letter Agreement, the ADP Obligation, together with interest accruing subsequent to September 30, 2016, will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the ADP Obligation by $0.045 or 13,381,000 shares, exclusive of interest accruing subsequent to September 30, 2016. In addition, during fiscal year 2015, ADP converted $291,667 of secured borrowings along with $25,000 of loan origination fee into an unsecured note payable, which is included in the ADP Note.
On August 19, 2016, the Company received a cash advance from ADP in the amount of $135,000 and $25,000 of that amount was repaid. The amounts owed are required to be repaid by January 31, 2017, with a minimum payment of $25,000 per month.

On May 10, 2012, the Company entered into a Loan Agreement with Michael Acton, former Chief Financial Officer of the Company (the "Acton Loan Agreement"). Under the Acton Loan Agreement, Michael Acton made advances to the Company up to an aggregate principal amount of $30,000. All advances made under the Acton Loan Agreement were to be paid by June 30, 2012. The Acton Loan Agreement pays interest at a rate of 15% per annum. On May 10, 2012 and pursuant to the Acton Loan Agreement, the Company issued Michael Acton a Promissory Note (the "Acton Note") in the principal amount of $30,000 and 1,000 shares of Series D preferred stock as a loan origination fee. The Acton Note had a maturity date of June 30, 2012 and accrues interest at a rate of 15% per annum. As of September 30, 2016, the Acton Note is in default with an aggregate of $17,226 currently outstanding.
On May 14, 2013, the Company entered into a Loan Agreement with William Martin, a former director of the Company (the "Martin Loan Agreement"). Under the Martin Loan Agreement, William Martin made advances to the Company up to an aggregate principal amount of $26,721. All advances made under the Martin Loan Agreement were to be repaid by September 30, 2013. The Martin Loan Agreement pays interest at a rate of 12% per annum and is convertible into shares of Common Stock at a conversion rate of $0.75 per share. Mr. Martin was issued 2,600 shares of common stock as a loan origination fee. As of September 30, 2016, the Martin Loan Agreement is in default and an aggregate of $37,570 is currently outstanding.
During February 2015, we modified the exercise price of warrants previously issued to the former Executive Chairman of the Board of Directors from $1 to $0.30 per share, according to an agreement entered into prior to his appointment as the Executive Chairman, and recognized additional expense of $20,472.
Related-Party Contracts
During fiscal year 2015, Purizer Corporation, an entity controlled by David Derrick, the Company's former Executive Chairman and a current consultant to the Company, introduced and helped us enter into an agreement with a customer. In connection with the sales contract, we granted Purizer Corporation 250,000 shares of common stock with fair value of $53,500. We also agreed to pay Purizer Corporation 8.5% of revenue from this customer as long as the sales contract remains in full force.
On February 29, 2016, the Company entered into an amended and restated consulting agreement with ADP, an entity controlled by David Derrick. See Executive Compensation — Consulting Agreements" above. In addition, between November 2015 and February 2016, the Company accrued and subsequently paid as a bonus to ADP fees of $180,000 related to a debt financing transaction with Prestige Capital which was consummated on November 2, 2015.
During September 2015, the Company entered into a one-year consulting agreement with Bluestone Advisors, LLC, an entity controlled by Mr. Jeffrey S. Peterson, who assumed a new role as Chief Financial Officer of the Company. See Executive Compensation — Consulting Agreements" above. The Company also issued 359,500 shares of common stock to Bluestone in connection with a guaranty of certain obligations of the Company.
Also see the transactions reported under the heading "Subsequent Events" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Policy on Future Related-Party Transactions
All future transactions between us and our officers, directors, principal stockholders and their affiliates will be approved by the audit committee, or a similar committee consisting of entirely independent directors, according to the terms of our Code of Business Conduct and Ethics and our Related-Party Transaction Policies and Procedures.
Limitation on Directors' Liability
 Delaware law authorizes Delaware corporations to limit or eliminate the personal liability of their directors to them and their stockholders for monetary damages for breach of a director's fiduciary duty of care. The duty of care requires that, when acting on behalf of the corporation, directors must exercise an informed business judgment based on all material information reasonably available to them. Absent the limitations Delaware law authorizes, directors of Delaware corporations are accountable to those corporations and their stockholders for monetary damages for conduct constituting gross negligence in the exercise of their duty of care. Delaware law enables Delaware corporations to limit available relief to equitable remedies such as injunction or rescission. Our certificate of incorporation limits the liability of our directors to us and our stockholders to the fullest extent Delaware law permits. Specifically, no director will be personally liable for monetary damages for any breach of the director's fiduciary duty as a director, except for liability:
•	for any breach of the director's duty of loyalty to us or our stockholders;

•	for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

•	for unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the DGCL; and

•	for any transaction from which the director derived an improper personal benefit.
 This provision could have the effect of reducing the likelihood of derivative litigation against our directors and may discourage or deter our stockholders or management from bringing a lawsuit against our directors for breach of their duty of care, even though such an action, if successful, might otherwise have benefited us and our stockholders. Our bylaws provide indemnification to our officers and directors and other specified persons with respect to their conduct in various capacities.
 Our certificate of incorporation also provides that if Delaware law is amended to authorize corporate action further eliminating or limiting the personal liability of a director, then the liability of our directors will be eliminated or limited to the fullest extent permitted by Delaware law, as so amended. This limitation of liability does not apply to liabilities arising under the federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.
 Our certificate of incorporation also provides that we shall have the power to indemnify our employees and agents to the fullest extent permitted by law and also permits us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in this capacity, regardless of whether our amended and restated bylaws would permit indemnification. We obtained directors' and officers' liability insurance, effective June 24, 2016.
 We entered into separate indemnification agreements with our directors and executive officers, in addition to indemnification provided for in our restated certificate of incorporation and amended and restated bylaws. These agreements, among other things, provide for indemnification of our directors and executive officers for certain expenses, judgments, fines and settlement amounts, among others, incurred by such person in any action or proceeding arising out of such person's services as a director or executive officer in any capacity with respect to any employee benefit plan or as a director, partner, trustee or agent of another entity at our request. We believe that these provisions in our restated certificate of incorporation and amended and restated bylaws and indemnification agreements are necessary to attract and retain qualified persons as directors and executive officers.

 The above description of the indemnification provisions of our restated certificate of incorporation and our indemnification agreements is not complete and is qualified in its entirety by reference to these documents, each of which is incorporated by reference as an exhibit to this report.
 Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or person controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Act and is therefore unenforceable.
Item 14. Principal Accounting Fees and Services
Audit Fees, Audit Related Fees, Tax Fees, and All Other Fees
Audit fees comprise fees for the audit of our annual consolidated financial statements, and review of 1934 Act filings and registration statements filed by us.
During the years ended September 30, 2016 and 2015, Tanner LLC ("Tanner") performed the audits of the annual consolidated financial statements of the Company and its subsidiaries, reviews of the quarterly financial information and quarterly reports on Form 10-Q and current reports on Form 8-K.  Tanner did not perform any financial information systems design and implementation services for the Company.
Tanner incurred audit fees of $330,200 and $208,200 and audit-related fees of $0 and $0 for the years ended September 30, 2016 and 2015, respectively.  Tanner performed no tax or other services for those years.
Auditor Independence
Our audit committee considered that the work done for us in fiscal year 2016 by Tanner was compatible with maintaining that firm's independence.
Tanner has advised us that it has no direct or indirect financial interest in the Company or in any of its subsidiaries and that it has had, during the last four years, no connection with the Company or any of its subsidiaries, other than as independent auditors.
Report of the Audit Committee
The Audit Committee oversees the Company's financial reporting process on behalf of the Board of Directors.  Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal control. The director who currently serves on the Audit Committee is independent for purposes of applicable SEC Rules.  The Audit Committee operates under a written charter that has been adopted by the Board of Directors.
We have reviewed and discussed with management and Tanner the audited financial statements for the year ended September 30, 2016.  The Audit Committee has discussed with Tanner the matters that are required to be discussed under PCAOB standards.  Tanner has provided to the Audit Committee the written disclosures and the letter required by applicable requirements of the PCAOB regarding the independent registered public accounting firm's communications with the Audit Committee concerning independence, and the Audit Committee has discussed with Tanner that firm's independence.  The Audit Committee has concluded that Tanner is independent from the Company and its management.
Based on our review and discussions referred to above, we have recommended to the Board of Directors that the audited financial statements of the Company be included in the Company's Annual Report on Form 10-K for the year ended September 30, 2016, for filing with the Securities and Exchange Commission.
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

3.5
Certificate of Correction to Certificate of Incorporation filed May 7, 2016 (Previously filed as Exhibit 3.5 to registration statement on Form S-1 filed with the Securities and Exchange Commission on July 19, 2016)

3.6
Certificate of Amendment to Certificate of Incorporation filed June 19, 2014 (Previously filed as Exhibit 3.6 to registration statement on Form S-1 filed with the Securities and Exchange Commission on July 19, 2016)

3.7	Certificate of Amendment to Certificate of Incorporation dated November 1, 2016 (Previously filed as an exhibit to 8-K, November 8, 2016)

3.8	Designation of Rights and Preferences for Series A Convertible Preferred Stock (Previously filed as Exhibit to 8-K, September 11, 2009)

3.9	Amended and Restated Certificate of Designation of Rights and Preferences for Series A Convertible Preferred Stock (Previously filed as Exhibit to 8-K, March 29, 2010)

3.10	Certificate of Designation of Rights and Preferences of Series B Convertible Preferred Stock (Previously filed as Exhibit to 8-K, March 29, 2010)

3.11
Amended and Restated Certificate of Designation of Rights and Preferences of Series C Preferred Stock (Previously filed as Exhibit 3.10 to registration statement on Form S-1 filed with the Securities and Exchange Commission on July 19, 2016)

Exhibit Number	Description

3.12
Amended and Restated Certificate of Designation of Rights and Preferences of Series D Preferred Stock (Previously filed as Exhibit 3.11 to registration statement on Form S-1 filed with the Securities and Exchange Commission on July 19, 2016)

3.13
Certificate of Designation of Rights and Preferences of Series E Preferred Stock (Previously filed as Exhibit 3.12 to registration statement on Form S-1 filed with the Securities and Exchange Commission on July 19, 2016)

3.14
Corrected Certificate of Designation of Series Convertible Preferred Stock (Previously filed as Exhibit 3.13 to registration statement on Form S-1 filed with the Securities and Exchange Commission on July 19, 2016)

3.15	Certificate of Designations of Preferences, Rights and Limitations of Series F Variable Rate Convertible Preferred Stock (Previously filed as Exhibit to 8-K, December 18, 2013)

3.16
Certificate of Amendment to Series F Variable Rate Convertible Preferred Stock Certificate of Designation  (Previously filed as Exhibit 3.15 to registration statement on Form S-1 filed with the Securities and Exchange Commission on July 19, 2016)

3.17
Amendment to Certificate of Designations of Preferences, Rights and Limitations of Series F Variable Rate Convertible Preferred Stock (Previously filed as part of Definitive Information Statement on Form 14C, May 21, 2014)

3.18	Bylaws (Previously filed as Exhibit to S-1 on September 29, 2008)

3.19	Amended and Restated Bylaws (Previously filed as Exhibit to 10-K for the year ended September 30, 2009)

3.20	Certificate of Correction

4.1
Common Stock Purchase Warrant, dated September 19, 2016, issued by the Company in favor of JMJ Financial (Previously filed as Exhibit 4.1 to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2016)

10.1	Employment agreement with chief executive officer (Previously filed as Exhibit to 10-K for the year ended September 30, 2015)

10.2	Consulting agreement for chief financial officer (Previously filed as Exhibit to 10-K for the year ended September 30, 2015)

10.3	Form of indemnification agreements (Previously filed as Exhibit to 10-K for the year ended September 30, 2015)

10.4	Consulting agreement with ADP Management (Previously filed as Exhibit to 10-K for the year ended September 30, 2015)

10.5	Settlement agreement with Bluestone Advisors (Previously filed as Exhibit to 10-K for the year ended September 30, 2015)

Exhibit Number	Description

10.6	Note payable agreement with ADP Management (Previously filed as Exhibit to 10-K for the year ended September 30, 2015)

10.7	Settlement agreement with Advance Technology Investors (Previously filed as Exhibit to 10-K for the year ended September 30, 2015)

10.8	Corporate office sublease agreement (Previously filed as Exhibit to 10-K for the year ended September 30, 2015)

10.9	Loan and Security Agreement between ActiveCare and PFG (Previously filed as Exhibit to 10-Q for the quarter ended December 31, 2015)

10.10	Form of Securities Exchange Agreement between ActiveCare and Series F Holders (Previously filed as Exhibit to 10-Q for the quarter ended December 31, 2015)

10.11	Form of Notice of Conversion By and Among ActiveCare and the Holders of 12% Subordinated Convertible Promissory Notes (Previously filed as Exhibit to 10-Q for the quarter ended December 31, 2015)

10.12	Form of Merchant Agreement (Previously filed as Exhibit to 10-Q for the quarter ended December 31, 2015)

10.13	Addendum #1 to the Settlement Agreement between ActiveCare and Bluestone Advisors (Previously filed as Exhibit to 10-Q for the quarter ended December 31, 2015)

10.14	Convertible Promissory Note issued to ADP Management (Previously filed as Exhibit to 10-Q for the quarter ended December 31, 2015)

10.15	Form of Purchase and Sale Agreement (Previously filed as Exhibit to 10-Q for the quarter ended December 31, 2015)

10.16	Addendum# 1 to Settlement Agreement Between ActiveCare, Inc. and Advance Technology Investors (Previously filed as Exhibit to 10-Q for the quarter ended December 31, 2015)

10.17	Form of 10% Convertible Debenture (Previously filed as Exhibit to 10-Q for the quarter ended December 31, 2015)

10.18	Form of Warrant to be issued to holders of ActiveCare Series F Convertible Preferred Stock (Previously filed as Exhibit to 10-Q for the quarter ended December 31, 2015)

10.19	Form of Warrant to be issued to Partners For Growth in connection with Loan and Security Agreement (Previously filed as Exhibit to 10-Q for the quarter ended December 31, 2015)

10.20	Amended and Restated Consulting Agreement with ADP Management (Previously filed as Exhibit to 10-Q for the quarter ended December 31, 2016)

Exhibit Number	Description

10.21	Consulting Agreement with Active Care and James Dalton (Previously filed as Exhibit 10.22 to registration statement on Form S-1 filed with the Securities and Exchange Commission on July 19, 2016)

10.22
Securities Purchase Agreement, dated September 19, 2016, between JMJ Financial and the Company (Previously filed as Exhibit 10.1 to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2016)

10.23
Promissory Note, dated September 19, 2016, issued by the Company in favor of JMJ Financial (Previously filed as Exhibit 10.2 to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2016)

10.24
Loan Forbearance Agreement, dated September 9, 2016, between Partners for Growth IV, L.P. and the Company (Previously filed as Exhibit 10.3 to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2016)

10.25
Conditionally-Effective Warrant Cancellation Agreement, dated September 19, 2016, by and among Partners for Growth IV, L.P., SVB Financial Group, PFG Equity Investors, and the Company (Previously filed as Exhibit 10.4 to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2016)

10.26	ActiveCare, Inc., 2016 Incentive Stock Option Plan (Previously filed as Exhibit 10.1 to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2016)

10.27	Form of Restricted Stock Agreement (Previously filed as Exhibit 10.2 to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2016)

10.28
Form of Nonqualified Stock Option Agreement (Non-Employee) (Previously filed as Exhibit 10.3 to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2016)

10.29
Form of Nonqualified Stock Option Agreement (Employee) (Previously filed as Exhibit 10.4 to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2016)

10.30	Form of Incentive Stock Option Agreement (Previously filed as Exhibit 10.5 to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2016)

10.31
Forbearance Agreement, dated November 10, 2016, between Partners for Growth IV, L.P. and the Company (Previously filed as Exhibit 10.1 to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2016)

10.32	Form of Debenture Holder Letter Agreement by and between the Company and holder of convertible debentures (Previously filed as an Exhibit to the Form 10-K for the year ended September 30, 2016)

Exhibit Number	Description

10.33*	Form of Lock-Up Agreement

10.34*	Form of Agreement to Convert Debentures

10.35*	Form of M Vendor Conversion Agreement

10.36*	Form of Robert Welgos Conversion Agreement

10.37*	Form of ADP Management Conversion Agreement

10.38*	Form of GG Conversion Agreement

10.39*	Form of JG Conversion Agreement

10.40*	Form of Jeff Peterson and Affiliates Conversion Agreement

10.41*	Form of GG Series D Preferred Stock Conversion Agreement

10.42*	Form of Tyumen Holdings, LLC Series D Preferred Stock Conversion Agreement

10.43*	Form of Robert Welgos Series E Preferred Stock Conversion Agreement

Exhibit Number	Description

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*
____________
*	Filed herewith
†	To be filed by amendment

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
ActiveCare, Inc.

By: /s/ Jeffrey S. Peterson
Jeffrey S. Peterson, Chief Executive Officer
(Principal Executive Officer)
Date: January 13, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Jeffrey S. Peterson	Director, Chief Executive Officer,	January 13, 2017
Jeffrey S. Peterson	(Principal Executive Officer)

/s/ Eric L. Robinson	Chief Financial Officer	January 13, 2017
Eric L. Robinson	(Principal Financial Officer)

/s/ Brad Robinson	Director	January 13, 2017
Brad Robinson

/s/ Robert J. Welgos	Director	January 13, 2017
Robert J. Welgos

ACTIVECARE, INC.

Consolidated Financial Statements
As of September 30, 2016 and 2015 and for the Years Then Ended
Together with Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of ActiveCare, Inc.

We have audited the accompanying consolidated balance sheets of ActiveCare, Inc. and subsidiaries (collectively, the Company) as of September 30, 2016 and 2015, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ActiveCare, Inc. and subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Tanner LLC

Salt Lake City, Utah
January 13, 2017

ActiveCare, Inc.
Consolidated Balance Sheets
As of September 30, 2016 and 2015

	2016	2015
Assets

Current assets:
Cash	$167,737	$172,436
Accounts receivable, net	487,001	936,866
Inventory	204,736	742,471
Prepaid expenses and other	644,857	523,561

Total current assets	1,504,331	2,375,334

Property and equipment, net	86,734	135,770
Deposits and other assets	17,846	17,846
Domain name, net	9,295	10,010

Total assets	$1,618,206	$2,538,960

See accompanying notes to consolidated financial statements.

ActiveCare, Inc.
Consolidated Balance Sheets (continued)
As of September 30, 2016 and 2015

	2016	2015
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,700,448	$4,493,211
Accounts payable, related party	291,753	162,797
Accrued expenses	2,101,711	743,967
Current portion of notes payable	3,722,899	1,259,916
Current portion of notes payable, related party	3,898,124	492,495
Dividends payable	606,545	567,350
Derivatives liability	2,054,071	79,347

Total current liabilities	14,375,551	7,799,083

Notes payable, net of current portion	7,353,856	-
Notes payable, related party, net of current portion	-	3,348,251

Total liabilities	21,729,407	11,147,334

Stockholders' deficit:
Preferred stock, $.00001 par value: 10,000,000 shares authorized; 45,000 shares of Series D; 70,070 shares of Series E; and 0 and 5,361 shares of Series F outstanding, respectively	1	1
Common stock, $.00001 par value: 200,000,000 shares authorized; 115,112,802 and 78,113,971 shares outstanding, respectively	1,151	781
Additional paid-in capital, common and preferred	88,066,261	83,231,002
Accumulated deficit	(108,178,614)	(91,840,158)

Total stockholders' deficit	(20,111,201)	(8,608,374)

Total liabilities and stockholders' deficit	$1,618,206	$2,538,960

See accompanying notes to consolidated financial statements.

ActiveCare, Inc.
Consolidated Statements of Operations
For the Years Ended September 30, 2016 and 2015

	2016	2015
Revenues:
Chronic illness monitoring supplies revenues	$6,327,832	$5,994,793
Chronic illness monitoring fee revenues	1,136,314	603,188
Total Chronic illness monitoring revenues	7,464,146	6,597,981

Cost of revenues:
Chronic illness monitoring supplies cost of revenues	4,876,321	4,669,470
Chronic illness monitoring fee cost of revenues	457,851	527,357
Total Chronic illness monitoring cost of revenues	5,334,172	5,196,827

Gross profit	2,129,974	1,401,154

Operating expenses:
Selling, general and administrative (including $3,306,047 and $5,762,755, respectively, of stock-based compensation)	8,194,678	10,358,410
Research and development	248,441	106,526

Total operating expenses	8,443,119	10,464,936

Loss from operations	(6,313,145)	(9,063,782)

Other income (expense):
Gain on derivatives liability	3,405,035	128,942
Gain on liability settlements	297,067	260,830
Gain on lease termination	-	91,692
Impairment of goodwill	-	(825,894)
Other income (expense)	(2,618)	14,129
Loss on disposal of property and equipment	(2,780)	(42,336)
Loss on induced conversion of debt	(379,132)	-
Interest expense, net	(2,963,747)	(977,234)
Loss on extinguishment of debt	(3,163,240)	(927,784)

Total other expense	(2,809,415)	(2,277,655)

Loss from continuing operations	(9,122,560)	(11,341,437)

Loss from discontinued operations	-	(186,232)

Net loss	(9,122,560)	(11,527,669)

Deemed dividends on redemption of preferred stock	(6,484,236)	-
Dividends on preferred stock	(731,660)	(994,983)
Deemed dividends on conversion of accrued dividends to common stock	-	(301,097)

Net loss attributable to common stockholders	$(16,338,456)	$(12,823,749)

Net loss per common share - basic
Continuing operations	$(0.17)	$(0.25)
Discontinued operations	0.00	(0.00)

Net loss per common share	$(0.17)	$(0.25)

Net loss per common share - diluted
Continuing operations	$(0.19)	$(0.25)
Discontinued operations	0.00	(0.00)

Net loss per common share	$(0.19)	$(0.25)

Weighted average common shares outstanding – basic	9,6669,000	51,444,000
Weighted average common shares outstanding – diluted	98,047,503	51,444,000

See accompanying notes to consolidated financial statements.

ActiveCare, Inc.
Consolidated Statements of Stockholders' Deficit
For the Years Ended September 30, 2016 and 2015

	Preferred Series D		Preferred Series E		Preferred Series F		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, September 30, 2014	45,000	$-	70,070	$1	5,361	$-	45,815,351	$458	$73,183,429	$(78,327,447)	$(5,143,559)

Issuance of common stock for:
Services	-	-	-	-	-	-	22,047,659	220	4,088,675	-	4,088,895
Finance fees	-	-	-	-	-	-	509,976	5	89,392	-	89,397
Loan origination fees	-	-	-	-	-	-	6,250,000	63	1,129,937	-	1,130,000
Dividends and related interest	-	-	-	-	-	-	3,490,985	35	975,433	(301,097)	674,371
Stock-based compensation	-	-	-	-	-	-	-	-	3,032,304	-	3,032,304
Issuance of options for services	-	-	-	-	-	-	-	-	42,870	-	42,870
Amortization of Series F preferred stockas dividends	-	-	-	-	-	-	-	-	688,962	(688,962)	-
Net loss	-	-	-	-	-	-	-	-	-	(11,527,669)	(11,527,669)
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	(994,983)	(994,983)

Balance, September 30, 2015	45,000	$-	70,070	$1	5,361	$-	78,113,971	$781	$83,231,002	$(91,840,158)	$(8,608,374)

See accompanying notes to consolidated financial statements.

ActiveCare, Inc.
Consolidated Statements of Stockholders' Deficit (continued)
For the Years Ended September 30, 2016 and 2015

	Preferred Series D		Preferred Series E		Preferred Series F		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, September 30, 2015	45,000	$-	70,070	$1	5,361	$-	78,113,971	$781	$83,231,002	$(91,840,158)	$(8,608,374)

Issuance of common stock for:
Services	-	-	-	-	-	-	2,858,047	29	274,134	-	274,163
Finance fees	-	-	-	-	-	-	1,396,866	14	135,954	-	135,968
Loan origination fees	-	-	-	-	-	-	2,276,000	23	194,817	-	194,840
Redemption of preferred stock for common stock, debt andreissuance of warrants	-	-	-	-	(5,361)	-	10,000,000	100	(2,555,463)	(6,484,236)	(9,039,599)
Dividends and related interest	-	-	-	-	-	-	302,517	3	18,614	-	18,617
Debt conversions	-	-	-	-	-	-	20,165,401	201	1,666,509	-	1,666,710
Stock-based compensation	-	-	-	-	-	-	-	-	2,556,810	-	2,556,810
Issuance of options for services	-	-	-	-	-	-	-	-	130,246	-	130,246
Beneficial conversion features on debt	-	-	-	-	-	-	-	-	2,413,638	-	2,413,638
Net loss	-	-	-	-	-	-	-	-	-	(9,122,560)	(9,122,560)
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	(731,660)	(731,660)

Balance, September 30, 2016	45,000	$-	70,070	$1	-	$-	115,112,802	$1,151	$88,066,261	$(108,178,614)	$(20,111,201)

See accompanying notes to consolidated financial statements.

ActiveCare, Inc.
Consolidated Statements of Cash Flows
For the Years Ended September 30, 2016 and 2015
	2016	2015
Cash flows from operating activities:
Net loss	$(9,122,560)	$(11,527,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	3,163,240	927,784
Stock-based compensation expense	2,819,298	4,864,864
Amortization of debt discounts	743,940	-
Stock and warrants issued for interest expense	728,732	647,679
Stock and warrants issued for services	486,749	897,891
Loss on induced conversion of debt	379,132	-
Depreciation and amortization	51,376	290,700
Loss on disposal of property and equipment	2,780	42,336
Impairment of goodwill	-	825,894
Gain on lease termination	-	(91,692)
Gain on liability settlements	(297,067)	(260,830)
Gain on derivatives liability	(3,405,035)	(128,942)
Changes in operating assets and liabilities:
Accounts receivable	379,519	698,794
Inventory	537,735	906,849
Prepaid expenses and other	(586,965)	20,400
Accounts payable	66,322	892,170
Accrued expenses	1,311,216	215,054

Net cash used in operating activities	(2,741,588)	(778,718)

Cash flows from investing activities:
Proceeds from sale of property and equipment	600	938
Proceeds from sale of discontinued operations	-	478,738
Purchases of property and equipment	(5,004)	(15,289)

Net cash provided by (used in) investing activities	(4,404)	464,387

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	6,544,287	1,262,490
Proceeds from issuance of related-party notes payable, net	250,000	-
Proceeds from issuance of warrants in connection with notes payable	2,967	-
Principal payments on related-party notes payable	(13,943)	(15,000)
Principal payments on notes payable	(4,042,018)	(957,750)

Net cash provided by financing activities	2,741,293	289,740

Net decrease in cash	(4,699)	(24,591)
Cash, beginning of the year	172,436	197,027

Cash, end of the year	$167,737	$172,436

See accompanying notes to consolidated financial statements.

 ActiveCare, Inc.
Consolidated Statements of Cash Flows (continued)
For the Years Ended September 30, 2016 and 2015

	2016	2015
Supplemental Cash Flow Information:
Cash paid for interest	$300,154	$24,883

Non-Cash Investing and Financing Activities:
Deemed dividend on the redemption of preferred stock and accrued dividends for notes payable, common stock and exchange of warrants	$6,484,236	$-
Conversion of accounts payable and accrued liabilities to notes payable	2,555,189	100,000
Dividends on preferred stock and related interest	731,660	994,983
Issuance of common stock and common stock warrants for loan origination, amendment and extension fees	391,054	89,397
Assignment of related-party notes payable to an unrelated third party	263,082	-
Accrual of a liability to issue shares of common stock for loan origination fees	240,000	-
Issuance of common stock for consulting services	235,100	645,000
Cancellation and reissuance of shares of common stock	121,250	-
Conversion of related-party accounts payable and accrued liabilities to related-party notes payable	84,404	1,839,214
Issuance of common stock for related-party loan origination fees	70,000	-
Issuance of common stock for dividends	18,617	975,468

See accompanying notes to consolidated financial statements.

ActiveCare, Inc.
Notes to Consolidated Financial Statements
September 30, 2016 and 2015

1.             Organization and Nature of Operations

ActiveCare, Inc. ("ActiveCare" or the "Company") was formed March 5, 1998.  In July 2009, ActiveCare was reincorporated in Delaware.  The Company provides products and services to those diagnosed with chronic illnesses, provides real-time visibility to health conditions and risk, and has a unique active approach in caring for members.

Going Concern
The Company continues to incur negative cash flows from operating activities and net losses.  The Company had minimal cash, negative working capital and negative total equity as of September 30, 2016 and 2015, and is in default with respect to certain debt.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Discontinued Operations
In December 2014, the Company sold substantially all of its customer contracts and equipment leased to customers associated with its CareServices segment to a third party.  Additional equipment held in stock was sold to another third party pursuant to a written invoice.  The purchase price included a cash payment of $412,280 for the customer contracts and $66,458 for the equipment held in stock.  During fiscal years 2016 and 2015, the Company recognized a loss from discontinued operations related to CareServices of $0 and $186,232, respectively.

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

Concentrations of Credit Risk
The Company has cash in bank accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses with respect to its deposited cash.

In the normal course of business, the Company provides credit terms to its customers and requires no collateral.  The Company performs ongoing credit evaluations of its customers' financial condition.  The Company maintains an allowance for doubtful accounts receivable based upon management's specific review and assessment of each account at reporting period ends.

For fiscal year 2016, the Company had revenues from two significant customers which represented 64% of total revenues.  For fiscal year 2015, the Company had revenues from three significant customers which represented 69% of total revenues.  As of September 30, 2016 and 2015, accounts receivable from significant customers represented 66% of total accounts receivable.

For fiscal years 2016 and 2015, the Company purchased substantially all of its products and supplies from one vendor.

Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer's financial condition, age of the customer's receivables and changes in payment histories.  Accounts receivable are written off when management determines the likelihood of collection is remote.  A receivable is considered to be past due if any portion of the receivable balance has not been received by the contractual payment date.  Interest is not charged on accounts receivable that are past due.  The Company recorded an allowance for doubtful accounts of $75,161 and $30,495 as of September 30, 2016 and 2015, respectively.

Inventory
Inventory is recorded at the lower of cost or market value, cost being determined using the first-in, first-out ("FIFO") method. Inventory consists of diabetic supplies.  Inventory held by distributors is reported as inventory until the supplies are shipped to the end user by the distributor.  The Company estimates an inventory reserve for obsolescence and excessive quantities.  Due to competitive pressures and technological innovation, it is possible that estimates of net realizable values could change in the near term.  During the year ended September 30, 2016, the Company disposed of $563,128 of inventory for which a reserve for obsolescence had previously been recorded.  Inventory consists of the following as of September 30:

	2016	2015
Finished goods	$206,444	$206,038
Finished goods held by distributors	-	1,350,368

Total inventory	206,444	1,556,406

Inventory reserve	(1,708)	(813,935)

Net inventory	$204,736	$742,471

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

Goodwill
Goodwill is reviewed for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable.  The annual testing date is September 30.  The identification and measurement of goodwill impairment involves the estimation of the fair value based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about expected future cash flows and the Company's overall market capitalization.  Future cash flows can be affected by changes in industry or market conditions.  Goodwill was impaired by $825,894 as of September 30, 2015 and no balance of goodwill remained.  The impairment of goodwill was due to a potentially long-term reduction in the market capitalization of the Company subsequent to September 30, 2015.

Impairment of Long-Lived Assets
Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to twenty years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. No long-lived assets with finite lives were considered to be impaired as of September 30, 2016 and 2015.

Revenue Recognition
For fiscal year 2015, revenues came from two sources: (1) sales of Chronic Illness Monitoring products and services; and (2) sales from CareServices. The CareServices segment was sold in December 2014 and, therefore, fiscal year 2016 only reflects revenues from Chronic Illness Monitoring. Information regarding revenue recognition policies relating to the Chronic Illness Monitoring and CareServices business segments is contained in the following paragraphs.

Chronic Illness Monitoring
Chronic Illness Monitoring revenues are recognized when persuasive evidence of an arrangement exists, delivery of the product or service to the end user has occurred, prices are fixed or determinable and collection is reasonably assured.

The Company enters into agreements with insurance companies, disease management companies, third-party administrators, and self-insured companies (collectively, the customers) to lower medical expenses by distributing diabetic testing products and supplies to employees (end users) covered by their health plans or the health plans they manage. Cash is due from the customer or the end user's health plan as the products and supplies are deployed to the end user. The Company also monitors the end user's test results in real-time with its 24x7 CareCenter. Customers who are billed separately for monitoring are obligated to pay as the service is performed and revenue is recognized ratably over the period of the contract. The term of these contracts is generally one year and, unless terminated by either party, will automatically renew for another year. Collection terms are net 30 days after claims are submitted. There is no contingent revenue in these contracts.

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

Multiple-Element Arrangements
Sales of Chronic Illness Monitoring products and services contain multiple elements.  The Company evaluates each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. In order to account for elements in a multiple-element arrangement as separate units of accounting, the deliverables must have stand-alone value upon delivery. In determining whether monitoring services have stand-alone value, the nature of the Company's monitoring services, whether the Company sells supplies to new customers without monitoring services, and availability of monitoring services from the other vendors are factors that are considered.

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

CareServices
CareServices included contracts in which the Company leased monitoring devices and provided monitoring services to end users as Personal Emergency Response System for the elderly (PERS; "I've fallen and can't get up" service). The Company typically entered into contracts on a month-to-month basis with end users that used CareServices. These contracts could be cancelled by either party at any time with 30-days' notice. Under a standard contract, the device and service became billable on the date the end user ordered the device, and remained billable until the device was returned to the Company. Revenues were recognized at the end of each month the service had been provided. In those circumstances in which payment was received in advance, the Company recorded deferred revenue.

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

Research and Development Costs
All expenditures for research and development are charged to expense as incurred.  Research and development expenses for fiscal years 2016 and 2015 were $248,441 and $106,526, respectively.  The Company expects to continue investing in research and development as it develops new products and platforms for Chronic Illness Monitoring and as funds become available.

Advertising Costs
The Company expenses advertising costs as incurred.  Advertising expenses for fiscal years 2016 and 2015 were $60,295 and $30,551, respectively.  Advertising expenses primarily related to the Company's Chronic Illness Monitoring segment for the fiscal years ended 2016 and 2015.

Income Taxes
The Company recognizes deferred income tax assets or liabilities for the expected future tax consequences of events that have been recognized in the financial statements or income tax returns. Deferred income tax assets or liabilities are determined based upon the difference between the financial reporting bases and tax reporting bases of assets and liabilities using enacted tax rates expected to apply when the differences are expected to be settled or realized.  Deferred income tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.  As of September 30, 2016 and 2015, management has provided a 100% allowance against deferred income tax assets as it is more likely than not these assets will not be realized.  Interest and penalties related to income tax liabilities, when incurred, are classified in interest expense and income tax provision, respectively.

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

Common share equivalents consist of shares issuable upon the exercise of common stock warrants and options, shares issuable from restricted stock grants, and shares issuable pursuant to convertible notes and convertible Series D, Series E and Series F preferred stock.  The following table reflects the calculation of basic and diluted net loss per common share from continuing operations for the fiscal years ended September 30, 2016 and 2015:

	2016	2015
Numerator:
Net loss, excluding discontinued operations	$(16,338,456)	$(12,637,517)
Effect of dilutive securities on net loss:
Common stock options and warrants	(1,857,070)	-

Total net loss for purpose of calculating diluted net loss per common share	$(18,195,526)	$(12,637,517)

Number of shares used in per common share calculations:
Total shares for purposes of calculating basic net loss per common share	96,669,000	51,444,000
Weighted-average effect of dilutive securities:
Common stock options and warrants	1,378,503	-

Total shares for purpose of calculating diluted net loss per common share	98,047,503	51,444,000

Net loss per common share:
Basic	$(0.17)	$(0.25)
Diluted	$(0.19)	$(0.25)

The effect of dilutive securities on the numerator for purposes of calculating diluted loss per common share is related to the common stock options and warrants and convertible debt due to the reduction of the gain on derivatives liability.  The following table reflects the calculation of basic and diluted net income per common share from discontinued operations for the years ended September 30, 2016 and 2015:

	2016	2015
Numerator:
Loss from discontinued operations	$-	$(186,232)

Number of shares used in per common share calculations:
Total shares for purposes of calculating basic net loss per common share	96,669,000	102,897
Weighted-average effect of dilutive securities:
Common stock options and warrants	1,378,503	-

Total shares for purpose of calculating diluted net loss per common share	98,047,503	102,897

Net loss per common share:
Basic	$-	$-
Diluted	$-	$-

As of September 30, 2016 and 2015, there were certain outstanding common share equivalents that were not included in the computation of Diluted EPS as their effect would be anti-dilutive for the years then ended.  The common stock equivalents outstanding consist of the following as of September 30, 2016 and 2015:

	2016	2015
Common stock options and warrants	14,970,587	9,497,551
Series D convertible preferred stock	225,000	225,000
Series E convertible preferred stock	477,834	477,830
Series F convertible preferred stock	-	16,065,328
Convertible debt	65,841,342	12,838,412
Restricted shares of common stock	7,500	7,500
Liability to issue common stock	3,692,308	-

Total common stock equivalents	85,214,571	39,111,621

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year's presentation. The reclassifications had no effect on the previously reported net loss.

Recent Accounting Pronouncements
In May 2014, August 2015 and May 2016, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, ASU 2015-14 Revenue from Contracts with Customers, Deferral of the Effective Date, and ASU 2016-12 Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, respectively, which implement ASC Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under US GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein, which will be effective for the Company for the quarter ending December 31, 2018. Early adoption is permitted for annual periods beginning after December 15, 2016. These ASUs may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting.  The purpose of ASU 2016-09 is to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equities or liabilities, and classification of amounts in the statement of cash flows.  ASU 2016-09 is effective for fiscal years and interim periods beginning after December 15, 2016, which will be effective for the Company for the quarter ending December 31, 2017.  The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The amendments in this update provided guidance on eight specific cash flow issues. This update is to provide specific guidance on each of the eight issues, thereby reducing the diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years and interim periods beginning after December 15, 2017, which will be effective for the Company for the quarter ending December 31, 2018. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.
3.	Discontinued Operations
In December 2014, the Company sold substantially all of its customer contracts and equipment leased to customers associated with its CareServices segment.  The sale included all segment assets that generated revenue related to the CareServices segment.  The Company no longer holds any ownership interest in these assets and has ceased incurring costs related to the operations and development of the CareServices segment.  This segment was engaged in the business of developing, distributing and marketing mobile health monitoring and concierge services to distributors and consumers.  The debt secured by the CareServices customer contracts was amended in January 2015, December 2015, July 2016 and subsequent to September 30, 2016, and remains an obligation of the Company (see Notes 9 and 21).  There were no material liabilities of discontinued operations as of September 30, 2016 and 2015.

As a result of the sale of the CareServices assets, the Company has reflected this segment as discontinued operations in the consolidated financial statements for the fiscal year 2015.  The following table summarizes certain operating data for discontinued operations for the fiscal years 2016 and 2015:

	2016	2015
Revenues	$-	$152,686

Cost of revenues	-	127,709

Gross profit	-	24,977

Selling, general and administrative expenses	-	(211,209)

Loss from discontinued operations	$-	$(186,232)

4.	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of September 30:
	2016	2015
Prepaid legal and professional fees	$333,741	$2,500
Other	112,117	8,661
Research and development	96,346	-
Prepaid information technology services	57,073	9,810
Line of credit acquisition fees	30,978	-
Prepaid insurance	14,602	5,942
Prepaid consulting services	-	291,648
Prepaid employee services	-	205,000

Total prepaid expenses and other current assets	$644,857	$523,561

5.	Customer Contracts
The Company sold substantially all of the CareServices customer contracts during December 2014.  Amortization expense related to customer contracts in the CareServices segment for fiscal years 2016 and 2015 was $0 and $179,648, respectively.
6.	Property and Equipment
Property and equipment consist of the following as of September 30:
	2016	2015
Software	$47,974	$100,574
Leasehold improvements	98,023	98,023
Furniture	68,758	68,758
Equipment	49,772	59,754

Total property and equipment	264,527	327,109

Accumulated depreciation and amortization	(177,793)	(191,339)

Property and equipment, net	$86,734	$135,770

Assets to be disposed of are reported at the lower of the carrying amounts or fair values, less the estimated costs to sell or dispose.  During fiscal years 2016 and 2015, the Company recorded a loss on the disposal of assets of $2,780 and $42,336, respectively.  During December 2014, the Company sold all of its equipment leased to customers (see Note 3).  Depreciation expense for fiscal years 2016 and 2015 was $50,661 and $56,321, respectively.
7.	Patents
During fiscal year 2009, the Company licensed the use of certain patents from a third party.  Under the license agreement, the Company was required to pay $300,000 plus a 5% royalty on the net sales of all licensed products. As of September 30, 2009, the Company capitalized the initial license fee as a long-term asset.
During fiscal year 2012, the Company agreed to purchase the related patents and settle amounts owed under the license agreement by issuing 600,000 shares of common stock and 480,000 shares of Series C preferred stock.  The patents were valued at $922,378 based on a valuation performed by an independent third party.  The value of the common stock issued was $240,000, based on the market price of the common stock on the date of issuance. The implied value of the Series C was $682,378, which was based on the difference between the value of the patents and the common stock issued in settlement of the existing liability.  Amortization expense for fiscal years 2016 and 2015 was $0 and $31,718, respectively.  As of September 30, 2016 and 2015, patents totaling $514,046 have been fully amortized.

8.	Accrued Expenses
Accrued expenses consisted of the following as of September 30:
	2016	2015
Interest	$1,206,387	$190,045
Liability to issue common stock	240,000	40,000
Payroll expense	207,052	270,974
Warranty liability	134,330	-
Deferred revenue	111,803	147,344
Other	89,828	31,172
Severance	60,000	-
Commissions and fees	52,311	64,432

Total accrued expenses	$2,101,711	$743,967

9.	Notes Payable
The Company had the following notes payable outstanding as of September 30:

2016	2015
Unsecured notes payable with interest at 10% per annum, due November 2018.  The notes may go into default in the event other notes payable go into default subsequent to the effective date of the note.  In February 2016, the Company redeemed all 5,361 shares of its Series F Convertible Preferred Stock ("Series F preferred") plus accrued dividends of $673,948 for 10,000,000 shares of common stock with a fair value of $1,600,000 containing certain temporary restrictions, and $5,900,000 of notes payable. Payments on the notes are partially or fully convertible at the Company's option at $0.30 per share to a maximum of 19,667,000 shares of common stock.  The conversion rate is adjustable to any lower rates granted through equity sales or other conversion rates provided by issuances of other debt, warrants, options or other instruments, with the exception of certain other raises.  A note may only be converted if the holder owns less than 4.99% of the Company's common stock after conversion.  The Company recorded a derivative liability of $2,461,899 related to the conversion feature of the notes.  In connection with the redemption of the Series F preferred stock, the Company issued new warrants in exchange for warrants held by the Series F preferred stockholders for the purchase of 5,534,097 shares of common stock at an exercise price of $0.30 per common share, adjustable to any lower rates granted through equity sales or other conversion rates provided by issuances of other debt, warrants, options or other instruments, with the exception of certain other raises.  The Company is also required to issue additional warrants for the purchase of up to 16,000 shares of common stock exercisable at $0.001 per share, also adjustable, that vest upon certain events of default.  The fair value of $1,344,608 related to the new warrants was recorded as a derivative (see Notes 16 and 19).  The fair value of the stock, conversion feature, warrants and $25,000 of fees, in excess of the carrying value of the Series F preferred stock were recorded as a deemed dividend of $6,484,236.  Subsequent to September 30, 2016, the Company entered into letter agreements related to the note to convert the outstanding principal and interest into shares of common stock contingent upon a public offering proposed on Form S-1 originally filed with the SEC on July 19, 2016 (the "offering") (see Note 21).
$5,900,000	$-

	2016	2015
Unsecured note payable with a vendor with interest at 0.65% per annum, due January 2018, issued in March 2016 upon the conversion of $2,523,937 in accounts payable to the vendor.	$2,223,937	$-

Secured note payable to a third party with interest at 12.75% per annum, due February 2019.  The note is secured by the assets of the Company and may go into default in the event other notes payable go into default subsequent to the effective date of the note.  The Company entered into the note payable agreement in conjunction with a line of credit.  The Company initially borrowed $1,500,000 and may borrow additional amounts under the note payable agreement up to a total balance of $3,000,000 as the Company meets certain milestones.  The interest rate may also reduce to 11.25% per annum as the Company meets certain milestones.  In conjunction with the note and related line of credit, the Company issued warrants to the lender to purchase 12,015,350 shares of common stock at $0.065 per share with a fair market value of $3,732,100 (see Notes 16 and 19), which resulted in a loss on derivative of $2,309,461.  The Company has recorded discounts of $1,500,000, which are being amortized to interest expense over the term of the note.  In April 2016, the Company borrowed an additional $500,000 on the note and incurred additional fees of $25,000, which are being amortized to interest expense over the remaining term of the note.  Subsequent to September 30, 2016, the Company entered into forbearance agreements related to the note (see Note 21).
	1,652,778	-

Secured line of credit with a third party with interest at 12.25% per annum, due February 2018.  The note is secured by the assets of the Company and may go into default in the event other notes payable go into default subsequent to the effective date of the note.  The Company entered into the line of credit agreement in conjunction with a note payable.  The Company may draw up to the lesser of 80% of certain accounts receivable or $1,500,000 and increase the maximum it may borrow under the agreement up to a total balance of $3,000,000 at $500,000 per increase as the Company meets certain milestones.  The interest rate may also reduce to 10.75% per annum as the Company meets certain milestones.  In conjunction with the line of credit and related note, the Company issued warrants to purchase 12,015,350 shares of common stock at $0.065 per share with a fair market value of $3,732,100 (see Notes 16 and 19), which resulted in a loss on derivative of $2,309,461.  The Company has recorded prepaid expenses of $44,665, which are being amortized to interest expense over the term of the line of credit.
	929,518	-

Secured borrowings from a third party that purchased $1,658,000 of customer receivables for $1,230,000, with due dates ranging from September 2016 to April 2017, and payable in daily payments ranging from $2,454 to $3,996. The $269,000 difference between the customer receivables and cash received is being amortized to interest expense over the term of the respective notes. The secured borrowings are guaranteed by two officers of the Company and are subordinated to other notes payable.	689,318	-

2016	2015
Unsecured note payable with a third party with no interest, due the earlier of November 2016 or the third business day after the closing of a proposed offering on Form S-1 filed on July 19, 2016. Pursuant to the note, the Company may borrow up to $1,500,000 upon meeting certain milestones.  The note requires a payment of common stock on the 5th trading day after the pricing of the proposed offering, but no later than December 15, 2016.  The number of common shares will equal $200,000 divided by the lowest of (i) the lowest daily closing price of the common stock during the ten days prior to delivery of the common shares or during the ten days prior to the date of the Purchase Agreement, (ii) 80% of the common stock offering price of the offering, (iii) 80% of the unit price offering price of the offering, or (iv) the exercise price of any warrants issued in the offering.  The estimated fair value of $240,000 of the stock is included in accrued liabilities and is being amortized to interest expense over the life of the note.  In connection with the issuance of the note, the Company also issued 10,000,000 warrants to purchase shares of common stock at an exercise price per share equal to the lesser of (i) 80% of the per share price of the common stock in the offering, (ii) $0.05 per share, (iii) 80% of the unit price in the offering, or (iv) the exercise price of any warrants issued in the offering and the number of shares will reset upon the closing of the offering.  The warrants may only be exercised to the extent the holder would own a maximum of 9.99% of the Company's common stock after exercise.  The fair value of $493,590 related to the new warrants was recorded as a derivative (see Notes 16 and 19).  Of this fair value amount, $220,000 was recorded as a debt discount and is being amortized over the life of the note and the remaining $273,590 was recorded as a loss on derivative liability.  In the event of borrowing in excess of an initial $500,000, the Company will be required to issue additional warrants with an aggregate exercise amount equal to 100% of the additional amount borrowed with similar terms to the initial warrants issued.  Subsequent to September 30, 2016, the Company borrowed the remaining $1,000,000 on the note and extended the maturity date (see Note 21).
$500,000	$-

Note payable previously secured by CareServices customer contracts.  In January 2015, the note was amended to reduce the outstanding principal to $375,000, interest at 9% per annum, and payable in 15 monthly installments beginning in February 2015.  The amendment released the collateralized customer contracts and the note payable is guaranteed by both a former Executive Chairman of the Board of Directors and a member of the Board of Directors.  A gain on the extinguishment of the old note of $769,449 was recorded in other income.  In December 2015, the note was amended to extend maturity to January 2018 payable in monthly installments beginning in July 2016, convert $31,252 from accrued interest into principal, interest at 10% per annum, and provide that the note is convertible into common stock at its fair value per share.  The Company recorded a derivative in connection with the convertible feature of the note (see Note 16) and is amortizing the initial $302,690 fair value of the derivative liability over the life of the note.  In February 2016, the note was amended to subordinate to other notes payable also issued during February 2016.  In July 2016, the note was amended to extend the maturity date to the earlier of an equity raise in excess of $10,000,000 or November 2016 and included additional default penalties and payment terms.  In October 2016, the note was amended to extend the maturity date to the earlier of an equity raise in excess of $10,000,000 or February 15, 2017 and included additional default penalties and payment terms.
334,464	303,212

	2016	2015
Unsecured note payable with interest at 12% per annum, due February 2016, convertible into common stock at $0.30 per share.  In connection with the issuance of the note, the Company repriced previously issued warrants to purchase shares of common stock.  The $22,397 increase in relative fair value of the warrants was included as a loss on the extinguishment of the old note in other expense in fiscal 2015.  The note also required a payment of 3,000,000 shares of common stock.  The fair value of $780,000 was included as a loss on the extinguishment of the old note in other expense in fiscal 2015.  The maturity date was subsequently extended on two occasions for a total of 250,000 shares of common stock and the note was due May 2016.  The $31,250 fair value of these shares was being amortized over the extension period.  In February 2016, the note was amended to subordinate to other notes payable also issued during February 2016, and the conversion price was reduced to $0.06 per share, which was below the fair value of the Company's common stock on the date of the amendment.  The note may only be converted if the holder owns less than 9.99% of the Company's common stock after conversion.  The Company recorded the value of the beneficial conversion feature of $381,299 to loss on termination of debt as a result of the modification.  In May 2016, the note was amended to extend the maturity date to the earlier of an equity raise of $10,000,000 or October 2016 which required a payment of 300,000 shares of common stock.  The $28,500 fair value of these shares has been included in accrued liabilities and is being amortized over the extension period.  Subsequent to September 30, 2016, the Company extended the maturity date of the note month-by-month through no later than April 30, 2017 for a fee of $5,000 per month extended (see Note 21).
	$300,000	$300,000

Unsecured note payable with interest at 12% per annum, due September 2016, subordinated to other notes payable. In connection with the issuance of the note, the Company issued 1,000,000 shares of common stock. The $100,000 fair value of the stock is being amortized to interest expense over the term of the note. Subsequent to September 30, 2016, the Company entered into a letter agreement related to the note to convert the outstanding principal and interest into shares of common stock contingent upon the completion of the offering (see Note 21).	250,000	-

Secured note payable to a third party with interest at 18% per annum, due June 2017.  The note is secured by shares of the Company's common stock held by, and other assets of an entity controlled by, a former Executive Chairman of the Board of Directors.  The note is guaranteed by a former Executive Chairman of the Board of Directors and his related entity and may go into default in the event other notes payable go into default subsequent to the effective date of the note.  Payments on the note are convertible at the holder's option into common stock at 75% of its fair value if not paid by its respective due date, which is subject to a 20 trading day true-up and is adjustable to any lower rates granted through equity sales or other conversion rates provided by issuances of other debt, warrants, options or other instruments, with the exception of other certain raises.  The note may only be converted if the holder owns less than 4.99% of the Company's common stock after conversion.  The Company recognized a derivative liability related to the conversion feature with a fair value of $181,670, which was recognized as a loss on termination of debt.  In June 2016, $13,713 of principal and $11,287 of accrued interest converted into 476,190 shares of common stock, pursuant to the terms of the note.  In August 2016, $64,654 of principal and $10,346 of accrued interest converted into 4,601,226 shares of common stock, pursuant to the terms of the note.  The note was terminated subsequent to September 30, 2016 (see Note 21).
	162,539	-

2016	2015
Unsecured notes with interest at 18% per annum, due April 2013, in default.  The Company issued 20,000 shares of Series D preferred stock as loan origination fees.  The $195,000 fair value of the preferred stock was amortized over the original term of the note.   Principal of $50,000 and accrued interest of $13,333 were converted to common stock in December 2013.  Subsequent to September 30, 2016, the Company entered into a letter agreement related to the remainder of the note to convert the outstanding principal and interest into shares of common stock contingent upon the completion of the offering (see Note 21).
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

Secured borrowings from third parties that purchased a $337,600 customer receivable for $200,000.  The Company repurchased the receivable for $233,333 less cash received by the third parties before June 2015.  The $33,333 difference between the buyback and cash received, plus $20,000 of fees paid to a related party, was amortized to interest expense through June 2015.  In February 2016, the notes were converted into 5,800,000 shares of common stock, at $0.04 per share, which was below the fair value of the Company's stock on the date of conversion, which resulted in a loss on induced conversion of debt of $230,667.
-	233,333

	2016	2015
Unsecured notes payable with interest at 12% per annum, with due dates ranging from March 2016 to April 2016, convertible into common stock at a 15% discount from the 10-day volume adjusted weighted average closing price per share upon maturity.  In connection with the issuance of the notes, the Company also issued 841,176 shares of common stock as an origination fee.  The $119,205 fair value of the stock is being amortized to interest expense over the term of the notes.  The notes included loan origination fees of $35,049, which are being amortized to interest expense over the term of the notes.  The Company recorded a derivative liability in connection with the convertible feature of the notes (see Note 16) and is amortizing the initial $151,283 fair value of the derivatives liability over the life of the notes.  In February 2016, the notes with outstanding principal balances totaling $350,490 plus accrued interest of $15,629 were converted into 9,287,985 shares of common stock at $0.04 per share, which was below the fair value of the Company's stock on the date of conversion.  The Company recognized a loss on induced conversion of debt of $148,465 and a gain on termination of debt of $64,099 in relation to the conversion.
	$-	$212,490

Total notes payable before discount	13,006,815	1,534,709

Less discount	(1,930,060)	(274,793)

Total notes payable	11,076,755	1,259,916

Less current portion	(3,722,899)	(1,259,916)

Notes payable, net of current portion	$7,353,856	$-

As of September 30, 2016, scheduled principal payments on notes payable are as follows:

Year Ending September 30,
2017	$4,946,767
2018	2,003,895
2019	6,056,153

10.	Related-Party Notes Payable
The Company had the following related-party notes payable outstanding as of September 30:

2016	2015
Secured borrowings from entities controlled by an officer who purchased a $2,813,175 customer receivable for $1,710,500.  The Company repurchased the receivable for $1,950,000 less cash received by the entities through March 2015.  The $239,500 difference between the buyback and cash received plus $253,500 of loan origination fees was amortized to interest expense through March 2015.  In September 2015, the note was modified to extend the maturity date to January 2017, with interest at 18% per annum.  The Company added $81,600 of extension fees and issued 3,000,000 shares of common stock to a lender as part of the modification.  The note is convertible into common stock at $0.30 per share.  The $540,000 fair value of the common stock was recognized as a loss on extinguishment of debt in fiscal 2015.  In February 2016, the note was amended to subordinate to other notes payable also issued during February 2016, and the conversion price was reduced to $0.06 per share, which was below the fair value of the Company's stock on the date of the amendment.  The conversion of the note is now limited to a maximum of 20,000,000 common shares in combination with other convertible notes payable held by the lenders.  The note has a default penalty of 4,203,389 shares of common stock, in combination with other convertible notes held by the lenders, if not paid by maturity.  The Company recorded the value of the combined beneficial conversion features of $1,400,000 to loss on termination of debt as a result of the amendment.  Subsequent to September 30, 2016, the Company entered into a letter agreement related to the secured borrowings to convert the outstanding principal and interest into shares of common stock contingent upon the completion of the offering (see Note 21).
$1,721,100	$1,721,100

Unsecured note payable to an entity controlled by an officer with interest at 18% per annum, due January 2017, convertible into common stock at $0.30 per share.  The Company issued 3,000,000 shares of common stock to a lender as loan origination fees.  The $540,000 fair value of the common stock was recognized as a loss on extinguishment of debt in fiscal 2015.  In February 2016, the note was amended to subordinate to other notes payable also issued during February 2016, and reduced the conversion price to $0.06 per share, which was below the fair value of the Company's stock on the date of the amendment.  The conversion of the note is now limited to a maximum of 20,000,000 common shares in combination with other convertible notes payable held by the lender.  The note has a default penalty of 4,203,389 shares of common stock, in combination with other convertible notes held by the lender, if not paid by maturity.  The Company recorded the value of the combined beneficial conversion features of $1,400,000 to loss on termination of debt as a result of the amendment.  Subsequent to September 30, 2016, the Company entered into a letter agreement related to the note to convert the outstanding principal and interest into shares of common stock contingent upon the completion of the offering (see Note 21).
1,303,135	1,303,135

	2016	2015
Unsecured note payable to an entity controlled by a former Executive Chairman of the Board of Directors with interest at 18% per annum, due January 2017.  In February 2016, notes payable to the same entity, with outstanding balances of $511,005 plus accrued interest of $30,999 combined into this note.   The note is subordinated to notes payable to unrelated parties and is convertible into shares of common stock at $0.06 per share, which was below the fair value of the Company's stock on the date of the agreement.  The conversion of the note is limited to a maximum of 9,250,000 common shares.  The Company recorded the value of the beneficial conversion feature of $632,339 to loss on termination of debt.  The note has a default penalty of 734,489 shares of common stock if not paid by maturity. The note may only be converted if the holder owns less than 4.99% of the Company's common stock after conversion.  Subsequent to September 30, 2016, the Company entered into a letter agreement related to the note to convert the outstanding principal and interest into shares of common stock contingent upon the completion of the offering (see Note 21).
	$542,004	$-

Unsecured note payable to an entity controlled by an officer with interest at 12% per annum, due September 2016, subordinated to other third party notes payable. In connection with the issuance of the note, the Company issued 1,000,000 shares of common stock. The $70,000 fair value of the stock is being amortized to interest expense over the term of the note. Subsequent to September 30, 2016, the Company entered into a letter agreement related to the note to convert the outstanding principal and interest into shares of common stock contingent upon the completion of the offering (see Note 21).	250,000	-

Unsecured note payable to a former officer with interest at 12% per annum, due September 2013. This note is in default and is convertible into common stock at $0.75 per share.	26,721	26,721

Unsecured note payable to an entity controlled by an officer with interest at 18% per annum, due on demand.  In February 2016, the note was amended to subordinate the note to other notes payable also issued during February 2016.  The note is convertible into shares of common stock at $0.06 per share, which was below the fair value of the Company's stock on the date of the amendment.  The conversion of the note is now limited to a maximum of 20,000,000 common shares in combination with other convertible notes payable held by the entity.  The note has a default penalty of 4,203,389 shares of common stock, in combination with other convertible notes held by the entity, if not paid by maturity.  The Company recorded the value of the combined beneficial conversion features of $1,400,000 to loss on termination of debt as a result of the amendment.
	25,463	25,463

Unsecured note payable to a former officer with interest at 15% per annum, due June 2012, in default. The note included a $3,000 loan origination fee added to the principal and is convertible into common stock at $0.50 per share.	17,227	30,000

Unsecured note payable to a former officer with interest at 12% per annum, due on demand.	12,474	13,644

	2016	2015
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
	$-	$396,667

Unsecured note payable to an entity controlled by a former Executive Chairman of the Board of Directors with interest at 18% per annum, due January 2017. In February 2016, the note with an outstanding balance of $324,016 plus accrued interest of $27,478, in combination with another note payable held by the entity of $186,989 plus $3,521 of accrued interest, were converted into a convertible note payable of $542,004.	-	324,016

Total notes payable, related-party	3,898,124	3,840,746

Less current portion	(3,898,124)	(492,495)

Notes payable, related-party, net of current portion	$-	$3,348,251

As of September 30, 2016, scheduled principal payments on related-party notes payable are as follows:

Year Ending September 30,

2017	$3,898,124

11.	Loss on Induced Conversion of Debt and Sale of Common Stock
During February 2016, the Company converted notes payable with outstanding principal balances totaling $233,333 into 5,800,000 shares of common stock, at $0.04 per common share, which was below the fair value of the Company's stock on the date of conversion, which resulted in a loss on induced conversion of debt of $230,667.

During February 2016, the Company converted notes payable with outstanding principal balances totaling $350,000 plus accrued interest of $16,000 into 9,287,985 shares of common stock, at $0.04 per common share, which was below the fair value of the stock on the date of conversion.  The conversion resulted in a loss on induced conversion of debt of $148,465 and a gain on extinguishment of debt of $64,099.

12.	Fair Value Measurements
The Company measures the fair values of its assets and liabilities using the US GAAP hierarchy levels as follows:

Level 1	The Company does not have any Level 1 inputs available to measure its assets.
Level 2	Certain of the Company's embedded derivative liabilities are measured on a recurring basis using Level 2 inputs.
Level 3	Certain of the Company's embedded derivative liabilities are measured on a recurring basis using Level 3 inputs.
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
Items measured at fair value on a recurring basis include embedded derivatives related to the Company's warrants and notes payable. During fiscal 2016, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The following fair value hierarchy table presents information about the Company's financial liabilities measured at fair value on a recurring basis:
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2016
Derivatives liability	$-	$281,613	$1,772,458	$2,054,071

September 30, 2015
Derivatives liability	-	79,347	-	79,347
The following is a reconciliation of the opening and closing balances for the derivatives liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the fiscal year ended September 30, 2016:
Derivatives Liability
Balance, September 30, 2015	$-
Issuance of warrants recorded as derivatives	5,570,167
Issuance of embedded derivatives related to notes payable	2,643,569
Gain on derivatives liability resulting from changes in fair value	(6,441,278)
Balance, September 30, 2016	$1,772,458
The Company's embedded derivatives liability is re-measured to fair value as of each reporting date.  See Note 13 for more information about the valuation methods of derivatives and the inputs used for calculating fair value.
13.	Derivatives Liability
The derivatives liability as of September 30, 2016 and 2015, was $2,054,071 and $79,347, respectively.  The derivatives liability as of September 30, 2014, was related to a variable conversion price adjustment on the Series F preferred stock.  The derivatives liability as of December 31, 2014, was eliminated due to the conversion price on Series F preferred stock being adjusted from $500.00 to $166.85 based on the number of subscribers as of December 31, 2014.  The derivatives liability as of September 30, 2016 and 2015 is related to a variable conversion price adjustment on outstanding notes payable and warrants.  A portion of derivatives liability as of December 31, 2015, and all of the derivatives outstanding as of September 30, 2015, were eliminated during February 2016, due to the conversion of notes payable into shares of common stock (see Note 9).
During fiscal year 2016, the Company estimated the fair value of some of the embedded derivatives upon issuance, at the end of each reporting period and prior to their conversion and elimination using a binomial option-pricing model with the following assumptions, according to the instrument: exercise prices ranging from $0.03 to $0.09 per share; risk free interest rates ranging from 0.16% to 1.06%; expected lives ranging from 0.05 to 2.09 years; expected dividends of 0%; volatility factors ranging from 125.33% to 510.03%; and stock prices ranging from $0.03 to $0.14.  During fiscal 2016, the Company estimated the fair value of the remaining embedded derivatives upon issuance and at the end of each reporting period using a Monte Carlo valuation model with the following assumptions: exercise prices ranging from $0.02 to $0.40 per share; risk free interest rates ranging from 0.18% to 1.44%; expected lives ranging from 0.04 to 6.40 years; expected dividends of 0%; volatility factors of 129% to 189%; and stock prices ranging from $0.02 to $0.40 per share.

During the fiscal year ended September 30, 2015, the Company estimated the fair value of the embedded derivatives prior to their conversion and elimination using a binomial option-pricing model with the following assumptions, according to the instrument: exercise prices ranging from $0.12 to $0.33 per share; risk free interest rates ranging from 0.01% to 0.26%; expected lives ranging from 0.001 to 0.50 years; expected dividends of 0%; volatility factors ranging from 0.01% to 138.68%; and stock prices ranging from $0.12 to $0.33 per share.  The expected lives of the instruments were equal to the average term of the conversion option or expected exercise period of the warrants.  The expected volatility is based on the historical price volatility of the Company's common stock.  The risk-free interest rate represents the US Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.  The Company recognized a gain on derivatives liability for fiscal 2016 and 2015, of $3,405,035 and $128,942, respectively.
Pursuant to agreements entered into subsequent to September 30, 2016, $1,772,458 of the derivatives liability will be eliminated upon the offering (see Note 21).
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
Series D Convertible Preferred Stock
The Board of Directors has designated 1,000,000 shares of preferred stock as Series D Convertible Preferred Stock ("Series D preferred stock").  The Series D preferred stock votes on an as-converted basis.  The Series D preferred stock has a dividend rate of 8%, payable quarterly.  The Company may redeem the Series D preferred stock at a redemption price equal to 120% of the original purchase price with 15 days' notice. During the fiscal 2016 and 2015, the Company accrued $18,617 and $24,800 of dividends on Series D preferred stock, respectively, and settled $18,617 and $31,051 of accrued dividends, respectively, by issuing 302,517 and 118,068 shares of common stock, respectively.  Subsequent to September 30, 2016, the Company entered into agreements with each of the Series D preferred stockholders to stop accruing dividends effective July 1, 2016.
Subsequent to September 30, 2016, the Company entered into letter agreements with the holders of all Series D preferred shares to convert all outstanding shares of Series D preferred shares into shares of common stock contingent upon the completion of the offering (see Note 21).
Series E Convertible Preferred Stock
During fiscal 2013, the Board of Directors designated shares of preferred stock as Series E Convertible Preferred Stock ("Series E preferred stock"), convertible into common stock at $1.00 per share, adjustable if there are distributions of common stock or stock splits by the Company.  The Series E preferred stock is non-voting and receives a monthly dividend of 3.322% for 25 to 32 months.  In addition, the convertibility and the redemption price of the Series E preferred stock is gradually reduced by dividend payments over 25 to 32 months.  After the dividend payment term, the redemption price of Series E preferred stock is $0, the Series E preferred stock has no convertibility to common stock and the holders are entitled to receive a pro-rata share of cumulative royalties totaling 4% of the Company's gross profits payable quarterly for a two-year period.

During fiscal 2014, $83,473 of debenture loans and accrued interest converted into 8,347 shares of Series E preferred stock.  During fiscal 2016 and 2015, the Company accrued dividends of $217,895 and $326,863, respectively, payable to Series E preferred stockholders.  As of September 30, 2016 and 2015, the aggregate redemption price for the Series E preferred stock was $477,829.  Subsequent to September 30, 2016, the Company entered into a letter agreement with a director, who owns 13,843 of Series E preferred shares, who agreed to convert these Series E preferred shares into shares of common stock, contingent upon the completion of the offering (see Note 21).
Series F Convertible Preferred Stock
During fiscal 2014, the Board of Directors designated 7,803 shares of preferred stock as Series F Convertible Preferred Stock ("Series F preferred stock").  In April 2014, the Company increased the authorized shares of Series F preferred stock to 10,000.  Series F preferred stock is non-voting, has a stated value of $1,000 per share and is convertible into common stock at $0.3337 per share (see Note 13).  The Series F preferred stock has a dividend rate, payable quarterly, of 8% until April 30, 2015, 16% from May 1, 2015 to July 31, 2015, 20% from August 1, 2015 to October 31, 2015, and 25% thereafter.  In February 2016, the Company redeemed all 5,361 outstanding shares and $673,848 of accrued dividends for 10,000,00 shares of common stock, $5,900,000 of notes payable and exchanged warrants for the purchase of 5,534,097 shares of common stock held by Series F preferred stockholders for new warrants with new terms for the purchase of the same number of shares (see Note 16).  The Company recorded a deemed dividend of $6,484,236 as a result of the transactions.
During fiscal 2014, the Company issued 5,361 shares of Series F preferred stock for net proceeds of $3,580,771, after considering $675,229 of related costs, and the conversion of $574,592 of debt and accrued interest.  During fiscal 2016 and 2015, the Company accrued dividends of $495,148 and $643,320, respectively, payable to Series F preferred stockholders.  In June 2015, the Company settled $571,840 of accrued dividends and $71,480 of future dividends by issuing 3,372,917 shares of common stock.  The agreed upon conversion rate per common share issued was less than the fair value of the common stock as of the conversion date, therefore, the additional fair value of $301,097 was recorded as a deemed dividend.
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
During fiscal 2016, the Company issued the following shares of common stock:
•	20,165,401 shares to settle notes payable and related accrued interest; the value on the date of grant was $1,666,710;
•	1,008,047 shares for employee compensation for past services and bonuses; the value on the date of grant was $39,063;
•	1,850,000 shares for services provided by independent consultants; the value on the date of grant was $235,100;
•	10,000,000 shares as part of the redemption of Series F preferred stock (see Note 14); the value on the date of grant was $1,600,000;
•	2,422,866 shares for notes payable origination and financing fees; the value on the date of grant was $229,558;
•	1,041,666 shares were reissued, which were returned and cancelled in the same period; the original value was $121,250;
•	1,000,000 shares issued to an entity controlled by an officer of the Company for a related-party note payable origination fee; the value on the date of grant was $70,000;
•	250,000 shares for the extension of notes payable; the value on the date of grant was $31,250;
•	302,517 shares to settle accrued dividends for Series D preferred stock; the value on the date of grant was $18,617.
The fair value of unvested common stock as of September 30, 2016 was $405,000.

16.	Common Stock Options and Warrants
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

During fiscal 2016, the Company granted warrants to purchase 12,015,350 common shares with an exercise price of $0.065 per share in connection with the acquisition of a note payable and line of credit; warrants for the purchase of 7,392,800 shares vested immediately, 1,847,550 vested upon the disbursement of the second tranche of the related note payable, and 2,775,000 vest evenly in the event of three available increases on the related line of credit (see Note 9).  The warrants expire in February 2023, may be settled in a cashless exercise, and are puttable upon expiration or liquidation for the greater of $500,000 or up to 6.5% of the equity value of the Company, depending on the number of warrants vested.  The fair value of the warrants upon grant of $3,731,969 was recorded as a derivative and the Company received cash of $2,967 upon issuance of the warrants.  The Company recognized $1,419,541 as debt discount for the portion allocated to the note payable and the debt discount is being amortized over the life of the note payable to interest expense.  During September 2016, the Company entered into a conditionally effective warrant cancellation agreement with the warrant holders (see Note 19).

 During February 2016, the Company exchanged warrants held by the holders of its Series F preferred stock for the purchase of 5,534,097 shares of common stock in connection with the redemption of Series F preferred stock for new warrants for the purchase of the same number of shares on different terms.  The new warrants were initially exercisable for $0.30 per share, adjustable to any lower rates granted through equity sales or other conversion rates provided by issuances of other debt, warrants, options or other instruments, with the exception of certain other raises.  During September 2016, the Company issued warrants for the purchase of common stock that adjusted the warrants to have an exercise price per share equal to the lesser of (i) 80% of the per share price of the common stock of the offering, (ii) $0.05 per share, (iii) 80% of the unit price in the offering (if applicable), or (iv) the exercise price of any warrants issued in the offering.  The new warrants expire in February 2021, and may be settled in a cashless exercise.  Additional warrants for the purchase of 8,000,000 shares of common stock may be issued in the event of default on the related notes payable, exercisable at $0.001 per share, with 25% issuable upon the first event of default, 37.5% upon the second event, and 37.5% upon the third event.  The warrants issuable upon default expire in February 2026 (if issued), may be settled in a cashless exercise, and are puttable upon expiration or liquidation with the primary warrants.  The new warrants may only be exercised to the extent the respective holder would own a maximum of 4.99% of the Company's common stock after exercise, but the holders may elect to increase the maximum to 9.99%.  The Company recognized a deemed dividend of $6,484,236 as a result of the exchange and related redemption of Series F preferred stock.

During September 2016, the Company granted warrants to purchase 10,000,000 shares in connection with the acquisition of a note payable at an exercise price per share equal to the lesser of (i) 80% of the per share price of the common stock of the offering, (ii) $0.05 per share, (iii) 80% of the unit price in the offering (if applicable), or (iv) the exercise price of any warrants issued in the offering.  Upon the closing of the offering, the number of shares issuable under the warrant will reset to an amount of shares equal to the aggregate exercise amount of the warrants (as defined therein) divided by the exercise price then in effect. The warrants expire in September 2021, and may be settled in a cashless exercise. The warrants may only be exercised to the extent the holder would own a maximum of 9.99% of the Company's common stock after exercise. The Company recognized $220,000 of the $493,590 fair value of the warrants as a debt discount, which is being amortized over the life of the borrowing, and recognized the remaining $273,590 as a loss on derivatives liability.  In the event the Company borrows additional amounts above the initial $500,000 under the note payable, the Company will be required to issue additional warrants with an aggregate exercise amount equal to 100% of the additional amount borrowed with similar terms to warrants issued as part of the initial borrowing.  Subsequent to September 30, 2016, the Company borrowed an additional $700,000 on the note and issued warrants for the purchase of 14,000,000 shares of common stock with the same terms as the initial warrants.

During fiscal 2016, the Company granted warrants to purchase 1,333,333 shares with an exercise price of $0.30 per share in connection with the acquisition of a note payable (see Note 9).  The warrants expire in November 2020.  The fair value of the warrants upon grant of $130,254 was recorded as a debt discount and was amortized over the life of the note payable to interest expense.

During fiscal 2016 and 2015, the Company measured the fair value of warrants classified as equity instruments using a binomial valuation model with the following assumptions:

	2016	2015
Exercise price	$0.30	$0.30 - $1.00
Expected term (years)	5	1 - 2
Volatility	219%	228% - 302%
Risk-free rate	1.57%	0.22% - 0.63%
Dividend rate	0%	0%

During fiscal 2016, the Company measured the fair value of warrants classified as liabilities on the date of issuance and on each re-measurement date using the Monte Carlo valuation model. For this liability, the Company and specialist developed their own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's common stock, stock price volatility, the contractual term of the warrants, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants uses Level 3 measurements. The following assumptions were used:

Exercise price	$0.02 - $0.30
Expected term (years)	4.09 – 6.40
Volatility	134% - 189%
Risk-free rate	0.91% - 1.44%
Dividend rate	0%
Common stock price	$0.02 - $0.40
The following table summarizes information about stock options and warrants outstanding as of September 30, 2016:

Options and Warrants	Number of Options and Warrants	Weighted- Average Exercise Price
Outstanding as of October 1, 2015	9,497,551	$0.91
Granted	28,882,780	0.07
Cancelled	(326,200)	0.81
Forfeited	(5,534,097)	1.10
Outstanding as of September 30, 2016	32,520,037	0.13
Exercisable as of September 30, 2016	28,015,034	0.11
During fiscal 2015, the Company did not grant any common stock options or warrants, and 1,494,025 options and warrants were forfeited.  During February 2015, the Company modified the exercise price of options and warrants previously issued to a former Executive Chairman of the Board of Directors from $1.00 to $0.30 per share, according to an agreement entered into prior to appointment as the Executive Chairman, and recognized additional expense of $20,472.  During April 2015, the Company modified the exercise price of options and warrants previously issued to a note holder from $1.00 to $0.40 per share as part of a settlement agreement and conversion of an existing note payable and other payables into a new note payable.  The additional expense of $22,397 was recorded as a loss on extinguishment of debt.

As of September 30, 2016, the outstanding warrants had an aggregate intrinsic value of $0 and the weighted average remaining term of the warrants was 5 years. The total compensation cost related to unvested awards not yet recognized (options, warrants, and shares) was $69,728.
17.	Segment Information
The Company operated one business segment during fiscal 2016.  The Company operated two business segments during fiscal 2015, based primarily on the nature of the Company's products. The Chronic Illness Monitoring segment is engaged in the business of developing, distributing and marketing mobile monitoring of patient vital signs and physical activity to insurance companies, disease management companies, third-party administrators, and self-insured companies.  The customer contracts and equipment leased to customers of the Company's CareServices segment were sold in December 2014, and that segment was discontinued.  The CareServices segment was engaged in the business of developing, distributing and marketing mobile health monitoring and concierge services to distributors and consumers.
At the corporate level, the Company raises capital and provides for the administrative operations of the Company as a whole.
The following table reflects certain financial information relating to each reportable segment as of September 30, 2016 and 2015, and for the fiscal years then ended:

	Corporate	Chronic Illness Monitoring	CareServices (Discontinued Operations)	Total
As of September 30, 2016 and for the Fiscal Year Then Ended:
Sales to external customers	$-	$7,464,146	$-	$7,464,146
Segment income (loss)	(10,151,704)	1,029,144	-	(9,122,560)
Interest expense, net	2,963,747	-	-	2,963,747
Segment assets	926,469	691,737	-	1,618,206
Property and equipment purchases	5,004	-	-	5,004
Depreciation and amortization	51,376	-	-	51,376

As of September 30, 2015 and for the Fiscal Year Then Ended:
Sales to external customers	$-	$6,597,981	$152,686	$6,750,667
Segment loss	(10,757,547)	(583,890)	(186,232)	(11,527,669)
Interest expense, net	977,234	-	-	977,234
Segment assets	767,302	1,771,658	-	2,538,960
Property and equipment purchases	15,289	-	-	15,289
Depreciation and amortization	57,036	-	233,664	290,700

18.	Income Taxes
As of September 30, 2016, the Company had net operating loss carryforwards available to offset future taxable income, if any, of approximately $89,295,000, which will begin to expire in 2027.  The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.  The Internal Revenue Code contains provisions that likely could reduce or limit the availability and utilization of these net operating loss carryforwards.  For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place.  The Company will perform an analysis to determine whether any such limitations have occurred as the net operating losses are utilized.

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
The deferred income tax assets (liabilities) were comprised of the following as of September 30:

	2016	2015
Net operating loss carryforwards	$33,307,000	$29,000,000
Depreciation, amortization and reserves	442,000	721,000
Stock-based compensation	1,619,000	1,728,000
Accrued vacation	23,000	28,000
Valuation allowance	(35,391,000)	(31,477,000)
Total	$-	$-

Reconciliations between the benefit for income taxes at the federal statutory income tax rate and the Company's benefit for income taxes for fiscal 2016 and 2015 were as follows:
	2016	2015
Federal income tax benefit at statutory rate	$3,102,000	$3,919,000
State income tax benefit, net of federal income tax effect	300,000	380,000
Permanent differences	498,000	(367,000)
Other	14,000	112,000
Change in valuation allowance	(3,914,000)	(4,044,000)
Benefit for income taxes	$-	$-

During fiscal 2016 and 2015, the Company recognized no interest or penalties, and there were no changes in unrecognized tax benefits from tax positions taken or from lapsed statutes of limitations.  There were no settlements with taxing authorities.  As of September 30, 2016, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate, and there are no positions that are anticipated to significantly increase or decrease.  The Company had no tax examinations beginning, ending, or remaining in process as of and for the years ended September 30, 2016 and 2015.  Tax returns for fiscal years subsequent to 2012 remain subject to examination.
19.	Commitments and Contingencies
During fiscal 2015, the Company leased office space under a non-cancelable operating lease.  In February 2015, the Company entered into a sublease agreement for part of the office space under the non-cancelable operating lease through the end of the original lease period.  Payments under the sublease were made by the sublessee directly to the Company's landlord.  The non-cancelable operating lease was terminated during June 2015.
The Company's rent expense for facilities under the terminated operating lease for the nine months ended June 30, 2015, was approximately $226,000.
During June 2015, the Company entered into a new non-cancelable operating lease for its existing office space, excluding the previously subleased space, with payments beginning in July 2015.  Future minimum rental payments under the non-cancelable operating lease as of September 30, 2016, were as follows:

Years Ending September 30,

2017	$130,036
2018	111,340

$241,376

The Company's rent expense under the new non-cancelable operating lease for fiscal 2016 and 2015, was approximately $126,000 and $31,000, respectively.
During February 2016, the Company entered into an agreement with one if its vendors to purchase a minimum of $200,000 of inventory per quarter through January 2018.
During February 2016, the Company redeemed all of its Series F preferred stock in exchange for 10,000,000 shares of common stock and $5,900,000 of notes payable (see Note 9).  As part of the redemption, the Company exchanged warrants held by the Series F Preferred stockholders for the purchase of 5,534,097 shares of common stock for new warrants to purchase the same number of shares with different terms.  As part of the redemption, the Company may be required to issue additional warrants for the purchase of up to 8,000,000 shares of common stock upon three events of default on the notes payable (see Note 16).
During February 2016, the Company converted notes payable and accrued interest payable to an entity controlled by a former Executive Chairman of the Board of Directors into a convertible note payable (see Note 10).  The Company may be required to issue 734,489 shares of common stock if the note is not paid by maturity.
During February 2016, the Company amended notes payable to an entity controlled by an officer of the Company to subordinate to notes payable also issued during February 2016, reduced the conversion price per share to $0.06 per share and limited the shares into which it is convertible (see Note 10).  The Company may be required to issue 4,203,389 shares of common stock if the note is not paid by maturity.
During September 2016, the Company issued a note payable to a third party for up to $1,500,000.  The Company initially borrowed $500,000 under the note and may borrow up to $1,500,000 upon meeting certain milestones.  In the event the Company borrows additional amounts above initial $500,000, the Company will be required to issue additional warrants with an aggregate exercise amount equal to 100% of the additional amount borrowed with similar terms to warrants issued as part of the initial borrowing.  Subsequent to September 30, 2016, the Company borrowed the remaining $1,000,000 on the note (see Note 21).
During September 2016, the Company entered into a conditionally effective warrant cancellation agreement (the "Warrant Cancellation Agreement") with certain warrant holders who were issued the warrants in connection with a secured note payable and line of credit. Pursuant to the terms of the Warrant Cancellation Agreement, upon the Company's consummation of an equity financing of at least $15,000,000, the warrant holders agree to terminate and cancel the warrants they currently hold. As an inducement to enter into the Warrant Cancellation Agreement, the warrant holders will receive upon termination and cancelation of the warrants an aggregate of 5,400,000 shares of the Company's common stock, which will be subject to a 6-month lock-up agreement. Additionally, if the warrant holders terminate and cancel the warrants, the Company will issue the related note holder a new unsecured promissory note with an initial principal amount of $180,000, no cash interest, and a three-year term. In lieu of cash interest, the principal of the note will increase in the amount $3,333 each month not to exceed a maximum of $300,000.
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
Subsequent to September 30, 2016, the Company entered into additional contingent arrangements (see Note 21).
20.	Related Party Transactions Not Otherwise Disclosed
During fiscal 2015, an entity controlled by the Company's former Executive Chairman of the Board of Directors consulted with the Company to enter into an agreement with a customer.  The Company granted the entity 250,000 shares of common stock with a fair value of $53,500.  The Company also agreed to pay the entity 8.5% of revenue from this customer as long as the sales contract remains in full force.
During September 2015, the Company entered into consulting agreements with an entity controlled by the former Executive Chairman of the Board of Directors.  The Company agreed to pay for the former Executive Chairman's healthcare insurance cost plus $6,000 per month for consulting services.  The Company also agreed to pay as a bonus to the entity a fee equal to 15% of the funds raised less payments to third parties owed in regards to the funds raised.  The Company paid $180,000 in bonuses and fees related to this agreement to the entity during fiscal 2016.  In February 2016, the Company amended the consulting agreement, effective January 2016.  The amendment extended the agreement through December 2016, with monthly automatic renewals, adjusted the monthly compensation of $6,000 to an hourly rate of $250 per hour, and eliminated the previously included bonus structure.
During September 2015, the Company entered into a one-year consulting agreement with an entity controlled by the Chief Executive Officer, who had previously assumed a new role as Chief Financial Officer of the Company.  The Company agreed to pay the entity $20,000 per month and 2,000,000 shares of common stock with a fair value of $360,000.
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
21.	Subsequent Events
Subsequent to September 30, 2016, the Company entered into the following agreements and transactions:
(1)
On November 1, 2016, the Company filed a Certificate of Amendment (the "Amendment") to its Certificate of Incorporation to effectuate a 1-for-500 reverse stock split (the "Reverse Split"). On January 12, 2017, the Company filed a Certificate of Correction to the Amendment in order to clarify that such Reverse Split will not become effected until such time as it is processed and announced by the Financial Industry Regulatory Authority ("FINRA").  As of January 13, 2017, the Reverse Split has not yet been processed and announced by FINRA. No warrant, option, share and per share information in this report gives effect to this Reverse Split.

(2)	Effective November 1, 2016, the Board approved the 2016 Incentive Stock Option plan providing for the issuance of options to purchase up to 188,625,000 shares.

(3)
On September 9, 2016, the Company and a senior secured lender entered into a Forbearance Loan and Security Agreement (the "September Forbearance Agreement"). Pursuant to the terms of the September Forbearance Agreement, the lender will forbear from exercising remedies (the "Forbearance") with regard to certain breaches of agreements between the Company through October 31, 2016 and consented to the Company entering into a purchase agreement with another party and issue the note and the warrant thereunder. Effective November 1, 2016, the Company and the lender entered into a forbearance and consent under loan and security agreement (the "November Forbearance Agreement"). Pursuant to the terms of the November Forbearance Agreement, the lender will forbear from exercising remedies (the "November Forbearance") with regard to certain breaches of agreements between the Company and the lender, including the existing agreements as well as the September Forbearance Agreement.  Additionally, pursuant to the November Forbearance Agreement, the lender has provided the Company with the consent required under the Existing Agreements and September Forbearance Agreement to make certain payments from the proceeds of the offering. These payments include, but are not limited to (i) payments to holders of the Company's Series E Preferred Stock, (ii) third party note and receivable payments and (iii) repayment of an unsecured note payable issued in September 2016. The lender also consented to the issuance of the Company's Series G Preferred Stock to certain affiliates of the Company.  In consideration for the November Forbearance, the Company has agreed to issue the lender warrants to purchase 65,000,000 shares of common stock at an exercise price equal to the per share price of the common stock in the offering, which shall be subject to a 12-month lock-up agreement. The Forbearance set forth in the November Forbearance Agreement will be in effect through December 31, 2016.  Effective December 31, 2016, the Company and the lender entered into a forbearance and consent under loan and security agreement (the "December Forbearance"). Pursuant to the terms of the December Forbearance, the lender will forbear from exercising remedies with regard to certain breaches of agreements between the Company and the lender, including the existing agreements as well as the September Forbearance and November Forbearance.  Additionally, pursuant to the December Forbearance, the lender has provided the Company with the consent required under the Existing Agreements, September Forbearance and November Forbearance to make certain payments from the proceeds of the offering. In consideration for the December Forbearance, the Company has agreed to issue the lender warrants to purchase 5,000,000 shares of common stock at an exercise price equal to the per share price of the common stock in the offering and $50,000 of common stock at 80% of the at the same issue price in of the offering, which shall be subject to a lock-up agreement. The forbearance set forth in the December Forbearance will be in effect through February 15, 2017.

(4)
On January 12, 2017, the Company entered into letter agreements (together the "Note Holder Letter Agreements") with eight (8) investors (each a "Note Holder" and together the "Note Holders") holding convertible notes payable whereby the Note Holders agreed to convert all monies due them under the Notes into restricted shares of common stock (the "Note Conversion Shares") and warrants to purchase common stock (the "Note Conversion Warrants" and together with the Note Conversion Shares, the "Note Conversion Securities"), all contingent upon the completion of the offering. As incentive to enter into the Note Holder Letter Agreements, the Company agreed to add approximately $1,687,811 to the outstanding principal and interest as of October 31, 2016, effectively making the total obligation due to Note Holders an aggregate of $8,000,000 (the "Total Note Obligation"). Pursuant to the Note Holder Letter Agreements, the Total Note Obligation will automatically convert upon consummation of the offering into the Note Conversion Securities at the combined price per share and warrant paid by investors in the offering (the "Conversion Price"). The terms of the Note Conversion Warrants will be substantially similar to the Warrants being included in the offering, except such Note Conversion Warrants will be a restricted security and will not publicly trade on NASDAQ. In addition, the Note Holders currently hold warrants to purchase an aggregate of 5,534,097 shares that will be terminated upon the consummation of the offering. In consideration of such termination, the Note Holders will be issued new warrants to purchase an identical number of shares of Common Stock at an exercise price equal to the Conversion Price, as defined in the agreements. Each person entering into the Note Holder Letter Agreements have entered into lock-up agreements prohibiting the sale or other transfer of any securities of the Company owned by such persons for a period of 6 months. If the offering is not completed by February 15, 2017, the Note Holder Letter Agreements and lock-up agreements will terminate.

(5)
On January 12, 2017, the Company entered into a letter agreement with a third-party lender, whereby the lender agreed to convert all monies due under that certain subordinated promissory note into common stock of the Company, contingent upon the completion of the offering. As of September 30, 2016, the aggregate amount of $101,814 was owed pursuant to the note. Pursuant to the letter agreement, the aggregate amount owed, together with interest accruing subsequent to September 30, 2016, will automatically convert upon consummation of the offering into such number of restricted shares of the Company's common stock calculated by dividing the aggregate amount owed by 80% of the per share price of the common stock in the offering. The lender has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned for a period of 6 months.  If the offering is not completed by February 15, 2017, the letter agreement and lock-up agreement will terminate.

(6)
On January 12, 2017, the Company entered into a letter agreement with a third-party lender, whereby the lender agreed to convert all monies due him under that certain subordinated promissory note into common stock of the Company, contingent upon the completion of the offering.  As of September 30, 2016 the aggregate amount of $265,616 was owed pursuant to the note. Pursuant to the letter agreement, the aggregate amount owed, together with interest accruing subsequent to September 30, 2016, will automatically convert upon consummation of the offering into such number of restricted shares of the Company's common stock calculated by dividing the aggregate amount owed by 80% of the per share price of the common stock in the offering. The lender has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by him for a period of 6 months. The letter agreement extends the due date of the note to the earlier of the offering or February 15, 2017.

(7)
On January 12, 2017, the Company entered into a letter agreement with a third-party vendor, whereby such vendor agreed to convert all monies due from the Company pursuant to certain accounts payable into common stock of the Company, contingent upon the completion of the offering. As of September 30, 2016, the aggregate amount of $73,667 was owed to the vendor. Pursuant to the letter agreement, the aggregate amount owed will automatically convert upon consummation of the offering into such number of restricted shares of the Company's common stock calculated by dividing the aggregate amount owed by the per share price of the common stock in the offering. The vendor has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by it for a period of 6 months. If the offering is not completed by February 15, 2017, the letter agreement and lock-up agreement will terminate.

(8)
On January 12, 2017, the Company entered into a letter agreement with a director of the Company whereby the director agreed to convert all monies due him from the Company from unpaid board service fees into common stock of the Company, contingent upon the completion of the offering. As of October 31, 2016, the aggregate amount of $42,500 was owed to the director. Pursuant to the letter agreement, the unpaid fees will automatically convert upon consummation of the offering into such number of restricted shares of the Company's common stock calculated by dividing the unpaid fees by $0.0354 or 1,214,286 shares. The director has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by him for a period of 12 months. If the offering is not completed by February 15, 2017, the letter agreement and lock-up agreement will terminate.

(9)
On January 12, 2017, the Company entered into a second letter agreement with the director, whereby the director agreed to convert 13,843 shares of Series E Preferred Stock of the Company owned into common stock of the Company, contingent upon the completion of the offering. As of September 30, 2016, the aggregate amount of $181,297 consisting of accrued dividends, royalty and interest was owed to the director with respect to his Series E Preferred Stock. Pursuant to the second letter agreement, the aggregate amount will automatically convert upon consummation of the offering into such number of restricted shares of the Company's common stock calculated by dividing the aggregate amount by $0.035 or 5,116,421 shares. The director has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned for a period of 12 months. If the offering is not completed by February 15, 2017, the letter agreement and lock-up agreement will terminate.

(10)
On January 12, 2017, the Company entered into a letter agreement with entities controlled by the Chief Executive Officer, whereby each of such parties agreed to convert all monies due pursuant to three separate promissory notes into common stock of the Company, contingent upon the completion of the offering. As of September 30, 2016, the aggregate amount of $3,876,737 was owed to the holders pursuant to the notes payable. Pursuant to the letter agreement, the aggregate amount owed, together with interest accruing subsequent to September 30, 2016, will automatically convert upon consummation of the offering into such number of restricted shares of the Company's common stock calculated by dividing the aggregate amount owed by $0.045, or 86,149,712 shares, exclusive of interest accruing subsequent to September 30, 2016. Each of the parties subject to the letter agreement have entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by such parties for a period of 12 months. The letter agreement extends the due date of the notes to the earlier of the offering or February 15, 2017.

(11)
On January 12, 2017, the Company entered into a letter agreement with an entity controlled by a former Executive Chairman and a current consultant to the Company, whereby the entity agreed to convert all monies due it under a promissory note into common stock of the Company, contingent upon the completion of the offering. As of September 30, 2016, the aggregate amount of $602,145 was owed to the entity pursuant to the promissory note. Pursuant to the letter agreement, the aggregate amount owed, together with interest accruing subsequent to September 30, 2016, will automatically convert upon consummation of the offering into such number of restricted shares of the Company's common stock calculated by dividing the aggregate amount owed by $0.045 or 13,381,004 shares, exclusive of interest accruing subsequent to September 30, 2016.  The entity has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by it for a period of 12 months. If the offering is not completed by February 15, 2017, the letter agreement and lock-up agreement will terminate.

(12)
On January 12, 2017, the Company entered into a letter agreement with a third-party investor, whereby the investor agreed to convert 20,000 shares of Series D Preferred Stock of the Company owned into common stock of the Company based on current redemption value contingent upon the completion of the offering. As of the date hereof, the current redemption value of such Series D Preferred Stock was $72,000. Pursuant to the letter agreement, the redemption value will automatically convert upon consummation of the offering into such number of restricted shares of the Company's common stock calculated by dividing the redemption value by 80% of the per share price of the common stock in the offering and all dividends cease accruing beginning July 1, 2016.  The investor has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by him for a period of 12 months. If the offering is not completed by February 15, 2017, the letter agreement and lock-up agreement will terminate.

(13)
On January 12, 2017, the Company entered into a letter agreement with an entity affiliated with the Chief Executive Officer, whereby the entity agreed to convert 25,000 shares of Series D Preferred Stock of the Company owned into common stock of the Company based on current redemption value, contingent upon the completion of the offering. As of the date hereof, the current redemption value of such Series D Preferred Stock was $300,000. Pursuant to the letter agreement, the redemption value will automatically convert upon consummation of the offering into such number of restricted shares of the Company's common stock calculated by dividing the redemption value by $0.045 or 6,666,666 shares and all dividends cease accruing beginning July 1, 2016. The entity has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by it for a period of 12 months. If the offering is not completed by February 15, 2017, the letter agreement and lock-up agreement will terminate.

(14)
On November 3, 2016, the Company drew an additional $250,000 on a note payable where it may borrow up to $1,500,000.  The Company issued warrants to purchase 5,000,000 shares of common stock at an exercise price per share equal to the lesser of (i) 80% of the per share price of the common stock of the offering, (ii) $0.05 per share, (iii) 80% of the unit price in the offering (if applicable), or (iv) the exercise price of any warrants issued in the offering.  In connection with the draw of additional funds, the lender provided new conditions on October 31, 2016 for the Company to be able to draw funds.

(15)
On November 17, 2016, the Company amended a note payable where it may borrow up to $1,500,000 to extend the maturity date to the earlier of January 31, 2017 or the third business day after the closing of the offering.  In addition, the amendment adjusted the origination shares to equal 20% of the note divided by the lowest of (i) the lowest daily closing price of the common stock during the ten days prior to delivery of the shares or during the ten days prior to the date of the agreement, (ii) 80% of the common stock offering price of the offering, (iii) 80% of the unit price offering price (if applicable), or (iv) 80% of the exercise price of any warrants issued in the offering.

(16)
On December 28, 2016, the Company drew an additional $250,000 on a note payable where it may borrow up to $1,500,000.  The Company issued warrants to purchase 5,000,000 shares of common stock at an exercise price per share equal to the lesser of (i) 80% of the per share price of the common stock of the offering, (ii) $0.05 per share, (iii) 80% of the unit price in the offering (if applicable), or (iv) the exercise price of any warrants issued in the offering.

(17)
On January 3, 2017, the Company drew an additional $200,000 on a note payable where it may borrow up to $1,500,000.  The Company issued warrants to purchase 4,000,000 shares of common stock at an exercise price per share equal to the lesser of (i) 80% of the per share price of the common stock of the offering, (ii) $0.05 per share, (iii) 80% of the unit price in the offering (if applicable), or (iv) the exercise price of any warrants issued in the offering.

(18)
On August 19, 2016, the Company received a cash advance from an entity controlled by a former Executive Chairman and consultant in the amount of $135,000 and $100,000 of this amount was repaid subsequent to year end.

(19)
On October 3, 2016, the Company sold $210,000 of future customer receipts to a third party for $150,000 in cash.  The $60,000 difference between the future customer receipts and cash received by the Company is being amortized to interest expense over the term of the note. The note is subordinated to another note.

(20)
On December 6, 2016, the Company sold $560,000 of future customer receipts to a third party for $400,000 in cash.  The $160,000 difference between the future customer receipts and cash received by the Company is being amortized to interest expense over the term of the note.  The note is subordinated to another note.

(21)	From October through December 2016, the Company received cash advances from third parties in the amount of $717,500 and repaid $124,000, inclusive of fees.

(22)	On October 31, 2016, the Company amended a convertible note payable to a third party to extend the maturity date month-by-month through no later than April 30, 2017 for a fee of $5,000 per month.

(23)
On October 31, 2016, the Company amended a note payable with principal balance of $334,464 to extend the maturity date to the earlier of the offering or December 31, 2016.  On December 8, 2016, the Company further amended the note to extend the maturity date to the earlier of the offering or February 15, 2017.

(24)
On December 16, 2016, the Company sold $225,750 of future customer receipts to a third party for $175,000 in cash.  The $50,750 difference between the future customer receipts and cash received by the Company is being amortized to interest expense over the term of the note. The note is subordinated to another note.

(25)	On January 3, 2017, the Company terminated a secured note payable with a principal balance of $162,539 as of September 30, 2016. No additional consideration was given as part of the termination.