Form 10-Q
period 2016-12-31
ACTIVECARE, INC.
filed 2017-02-21
CIK 1429896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2016

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

As of February 16, 2017, the registrant had 232,100 shares of common stock outstanding.

ActiveCare, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	December 31, 2016	September 30, 2016
Assets

Current assets:
Cash	$292,724	$167,737
Accounts receivable, net	1,023,365	487,001
Inventory	391,383	204,736
Prepaid expenses and other	680,425	644,857

Total current assets	2,387,897	1,504,331

Property and equipment, net	75,599	86,734
Deposits and other assets	17,846	17,846
Domain name, net	9,116	9,295

Total assets	$2,490,458	$1,618,206
See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (continued)

	December 31, 2016	September 30, 2016
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$3,078,550	$1,700,448
Accounts payable, related party	285,448	291,753
Accrued expenses	4,793,854	2,101,711
Current portion of notes payable	4,562,248	3,722,899
Notes payable, related party	3,882,718	3,898,124
Dividends payable	640,723	606,545
Derivatives liability	2,628,506	2,054,071

Total current liabilities	19,872,047	14,375,551

Notes payable, net of current portion	7,105,873	7,353,856

Total liabilities	26,977,920	21,729,407

Stockholders' deficit:
Preferred stock, $.00001 par value: 10,000,000 shares authorized; 45,000 shares of Series D; and 70,070 shares of Series E outstanding	1	1
Common stock, $.00001 par value: 200,000,000 shares authorized; 232,100 shares outstanding	2	2
Additional paid-in capital, common and preferred	88,079,363	88,067,410
Accumulated deficit	(112,566,828)	(108,178,614)

Total stockholders' deficit	(24,487,462)	(20,111,201)

Total liabilities and stockholders' deficit	$2,490,458	$1,618,206

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,
	2016	2015
Revenues:
Chronic illness monitoring supplies revenues	$1,608,074	$1,853,417
Chronic illness monitoring fee revenues	253,520	234,253
Total Chronic illness monitoring revenues	1,861,594	2,087,670

Cost of revenues:
Chronic illness monitoring supplies cost of revenues	1,199,158	1,464,850
Chronic illness monitoring fee cost of revenues	100,992	128,506
Total Chronic illness monitoring cost of revenues	1,300,150	1,593,356

Gross profit	561,444	494,314

Operating expenses:

Selling, general and administrative (including $11,953 and $1,179,922, respectively, of stock-based compensation)	1,210,295	2,346,705
Research and development	167,608	22,909

Total operating expenses	1,377,903	2,369,614

Loss from operations	(816,459)	(1,875,300)

Other income (expense):
Gain on derivatives liability	22,057	46,311
Gain on disposal of property and equipment	-	600
Interest expense, net	(1,555,416)	(491,149)
Loss on extinguishment of debt	(2,004,218)	-

Total other expense	(3,537,577)	(444,238)

Net loss	(4,354,036)	(2,319,538)

Dividends on preferred stock	(34,178)	(403,548)

Net loss attributable to common stockholders	$(4,388,214)	$(2,723,086)

Net loss per common share – basic and diluted	$(18.91)	$(17.27)

Weighted average common shares outstanding – basic and diluted	232,100	157,652

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,354,036)	$(2,319,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	2,004,218	-
Amortization of debt discounts	1,047,851	270,731
Stock-based compensation expense	11,953	1,085,294
Depreciation and amortization	11,314	13,745
Gain on derivatives liability	(22,057)	(46,311)
Stock and warrants issued for services	-	94,628
Gain on disposal of property and equipment	-	(600)
Changes in operating assets and liabilities:
Accounts receivable	(543,512)	(139,126)
Inventory	(186,647)	21,507
Prepaid expenses and other	167,863	(28,230)
Accounts payable	1,249,358	125,354
Accrued expenses	565,710	419,958

Net cash used in operating activities	(47,985)	(502,588)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	600
Purchases of property and equipment	-	(2,674)

Net cash used in investing activities	-	(2,074)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	1,185,000	1,209,200
Principal payments on related-party notes payable	(15,406)	-
Principal payments on notes payable	(996,622)	(661,636)

Net cash provided by financing activities	172,972	547,564

Net increase in cash	124,987	42,902
Cash, beginning of the period	167,737	172,436

Cash, end of the period	$292,724	$215,338

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Three Months Ended December 31,
	2016	2015
Supplemental Cash Flow Information:
Cash paid for interest	$142,457	$8,713

Non-Cash Investing and Financing Activities:
Issuance of warrants for the purchase of common stock for loan origination fees	$635,990	$-
Accrual of a liability to issue warrants to purchase shares of common stock for loan forbearance fees	148,677	130,246
Accrual of a liability to issue shares of common stock for loan forbearance fees	60,000	-
Dividends on preferred stock	34,178	403,548
Issuance of common stock for loan origination fees	-	101,058
Issuance of common stock for consulting services	-	22,500
Conversion of related-party accounts payable and accrued liabilities to related-party notes payable	-	31,252

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation
The unaudited interim condensed consolidated financial statements of ActiveCare, Inc. (the "Company" or "ActiveCare") have been prepared in accordance with Article 8 of Regulation S-X, promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles ("US GAAP") have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of December 31, 2016 and September 30, 2016, and the results of its operations for the three months ended December 31, 2016 and 2015 and its cash flows for the three months ended December 31, 2016 and 2015.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company's Annual Report on Form 10-K for the year ended September 30, 2016.  The results of operations for the three months ended December 31, 2016 may not be indicative of the results for the full fiscal year ending September 30, 2017.
Going Concern
The Company continues to incur negative cash flows from operating activities and net losses.  The Company had minimal cash, negative working capital and negative total equity as of December 31, 2016 and September 30, 2016, and is in default with respect to certain debt.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss available to common stockholders by the sum of the weighted average number of common shares outstanding and the weighted-average dilutive potential common shares outstanding.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect.

Potential common shares consist of shares issuable upon the exercise of common stock warrants and options, shares issuable from restricted stock grants, and shares issuable pursuant to convertible notes and convertible Series D, Series E and Series F preferred stock.

As of December 31, 2016 and 2015, there were certain outstanding potential common shares that were not included in the computation of Diluted EPS as their effect would be anti-dilutive for the periods then ended.  The potential common shares outstanding consist of the following as of December 31, 2016 and 2015:

	2016	2015
Common stock options and warrants	84,074	18,999
Series D convertible preferred stock	450	450
Series E convertible preferred stock	961	961
Series F convertible preferred stock	-	32,131
Convertible debt	137,140	47,200
Restricted shares of common stock	15	15
Liability to issue common stock	154,881	-

Total common stock equivalents	377,521	99,756

3.	Recent Accounting Pronouncements

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
Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer's financial condition, age of the customer's receivables and changes in payment histories.  Accounts receivable are written off when management determines the likelihood of collection is remote.  A receivable is considered to be past due if any portion of the receivable balance has not been received by the contractual payment date.  Interest is not charged on accounts receivable that are past due.  The Company recorded an allowance for doubtful accounts of $97,668 and $75,161 as of December 31, 2016 and September 30, 2016, respectively.
5.	Inventory
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

	December 31, 2016	September 30, 2016
Finished goods	$393,091	$206,444
Inventory reserve	(1,708)	(1,708)

Net inventory	$391,383	$204,736

6.	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of:
	December 31, 2016	September 30, 2016
Prepaid legal and professional fees	$454,451	$333,741
Line of credit acquisition fees	104,824	30,978
Other	78,624	112,117
Prepaid information technology services	27,486	57,073
Prepaid insurance	15,040	14,602
Research and development	-	96,346

Total prepaid expenses and other current assets	$680,425	$644,857

7.	Property and Equipment
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
	December 31, 2016	September 30, 2016
Software	$47,974	$47,974
Leasehold improvements	98,023	98,023
Furniture	68,758	68,758
Equipment	49,772	49,772

Total property and equipment	264,527	264,527

Accumulated depreciation and amortization	(188,928)	(177,793)

Property and equipment, net	$75,599	$86,734

Assets to be disposed of are reported at the lower of the carrying amounts or fair values, less the estimated costs to sell or dispose.  During the three months ended December 31, 2015, the Company recorded a gain on the disposal of property and equipment of $600.  Depreciation expense for the three months ended December 31, 2016 and 2015, was $11,314 and $13,745, respectively.

8.	Accrued Expenses
Accrued expenses consisted of the following as of:
	December 31, 2016	September 30, 2016
Liability to issue warrants for the purchase shares of common stock	$2,141,254	$-
Interest	1,556,675	1,206,387
Payroll expense	266,550	207,052
Liability to issue common stock	240,000	240,000
Warranty liability	184,875	134,330
Other	130,734	89,828
Commissions and fees	112,739	52,311
Deferred revenue	101,027	111,803
Severance	60,000	60,000

Total accrued expenses	$4,793,854	$2,101,711

9.	Notes Payable
The Company had the following notes payable outstanding as of:
December 31,	September 30,
2016	2016
Unsecured notes payable with interest at 10% per annum, due November 2018.  The notes may go into default in the event other notes payable go into default subsequent to the effective date of the note.  In February 2016, the Company redeemed all 5,361 shares of its Series F Convertible Preferred Stock ("Series F preferred") plus accrued dividends of $673,948 for 20,005 shares of common stock with a fair value of $1,600,000 containing certain temporary restrictions, and $5,900,000 of notes payable. Payments on the notes are partially or fully convertible at the Company's option at the lesser of (i) 80% of the per share price of the common stock of the offering, (ii) $25 per share, (iii) 80% of the unit price in the offering (if applicable), or (iv) the exercise price of any warrants issued in the offering to a maximum of 39,334 shares of common stock.  The conversion rate is adjustable to any lower rates granted through equity sales or other conversion rates provided by issuances of other debt, warrants, options or other instruments, with the exception of certain other raises.  A note may only be converted if the holder owns less than 4.99% of the Company's common stock after conversion.  The Company recorded a derivative liability of $2,461,899 related to the conversion feature of the notes.  In connection with the redemption of the Series F preferred stock, the Company issued new warrants in exchange for warrants held by the Series F preferred stockholders for the purchase of 11,070 shares of common stock at an exercise price of the lesser of (i) 80% of the per share price of the common stock of the offering, (ii) $25 per share, (iii) 80% of the unit price in the offering (if applicable), or (iv) the exercise price of any warrants issued in the offering, adjustable to any lower rates granted through equity sales or other conversion rates provided by issuances of other debt, warrants, options or other instruments, with the exception of certain other raises.  The Company is also required to issue additional warrants for the purchase of up to 16,000 shares of common stock exercisable at $0.50 per share, also adjustable, that vest upon certain events of default.  The fair value of $1,344,608 related to the new warrants was recorded as a derivative (see Notes 12 and 15).  The fair value of the stock, conversion feature, warrants and $25,000 of fees, in excess of the carrying value of the Series F preferred stock were recorded as a deemed dividend of $6,484,236.  Subsequent to December 31, 2016, the Company entered into letter agreements related to the note to convert the outstanding principal and interest into shares of common stock contingent upon the Company's contemplated public offering of securities (the "Offering"), which also removes the maximum share limitation conversion (see Note 18).
$5,900,000	$5,900,000

Unsecured note payable with a vendor with interest at 0.65% per annum, due January 2018, issued in March 2016 upon the conversion of $2,523,937 in accounts payable to the vendor.	2,073,937	2,223,937

Secured note payable to a third party with interest at 12.75% per annum, due February 2019.  The note is secured by the assets of the Company and may go into default in the event other notes payable go into default subsequent to the effective date of the note.  The Company entered into the note payable agreement in conjunction with a line of credit.  The Company initially borrowed $1,500,000 and may borrow additional amounts under the note payable agreement up to a total balance of $3,000,000 as the Company meets certain milestones.  The interest rate may also reduce to 11.25% per annum as the Company meets certain milestones.  In conjunction with the note and related line of credit, the Company issued warrants to the lender to purchase 24,032 shares of common stock at $32.50 per share with a fair market value of $3,732,100 (see Notes 12 and 15), which resulted in a loss on derivative of $2,309,461.  The Company has recorded discounts of $1,500,000, which are being amortized to interest expense over the term of the note.  In April 2016, the Company borrowed an additional $500,000 on the note and incurred additional fees of $25,000, which are being amortized to interest expense over the remaining term of the note.  In September 2016, the Company entered into a forbearance agreement where the lender will forbear from exercising remedies with regard to certain breaches through October 31, 2016 and consented to the Company entering into a purchase agreement with another party and issue the note and the warrant thereunder. Effective November 1, 2016, the Company and the lender entered into a forbearance and consent under loan and security agreement. Pursuant to the terms of the forbearance agreement, the lender will forbear from exercising remedies with regard to certain breaches of agreements between the Company and the lender, including the existing agreements as well as the previous forbearance agreement.  Additionally, the lender has provided the Company with the consent required under the existing agreements and previous forbearance agreement to make certain payments to other debt holders from the proceeds of the offering. The lender also consented to the issuance of the Company's proposed Series G Preferred Stock to certain affiliates of the Company (see Note 18).  In consideration for the new forbearance, the Company has agreed to issue the lender warrants to purchase 130,000 shares of common stock at an exercise price equal to the per share price of the common stock in the offering, which shall be subject to a 6-month lock-up agreement. The forbearance was in effect through December 31, 2016.  The Company has included the $1,932,577 estimated fair value of the warrants in accrued expenses. The Company recorded a loss on extinguishment of debt of $2,043,715 on the note and its related line of credit in relation to the forbearance agreement. Effective December 31, 2016, the Company and the lender entered into a third forbearance and consent under loan and security agreement. Pursuant to the terms of the third forbearance, the lender will forbear from exercising remedies with regard to certain breaches of agreements between the Company and the lender, including the existing agreements as well as the previous two forbearances.  Additionally, pursuant to the third forbearance, the lender has provided the Company with the consent required under the existing agreements and prior two forbearances to make certain payments from the proceeds of the offering. In consideration for the third forbearance, the Company has agreed to issue the lender warrants to purchase 10,000 shares of common stock at an exercise price equal to the per share price of the common stock in the offering and $50,000 of common stock at 80% of the at the same issue price in of the offering, which shall be subject to a lock-up agreement. The forbearance set forth in the December Forbearance will be in effect through February 15, 2017.  The Company has included the $148,677 estimated fair value of the warrants and $60,000 fair value related to the shares of common stock in accrued expenses. $104,824 of the fair value of the warrants and common stock associated with the note is recorded as a discount and is being amortized to interest expense over the remaining life of the note. Subsequent to December 31, 2016, the lender extended the December Forbearance period through March 31, 2017.
	1,486,111	1,652,778

Secured borrowings from a third party that purchased $1,555,750 of customer receivables for $1,125,000, with due dates ranging from April 2017 to June 2017, and payable in daily payments ranging from $1,500 to $4,000. The $430,750 difference between the customer receivables and cash received is being amortized to interest expense over the term of the respective notes. The secured borrowings are guaranteed by two officers of the Company and are subordinated to other notes payable.	1,072,984	689,318

Unsecured note payable with a third party with no interest, was due the earlier of November 2016 or the third business day after the closing of a proposed offering on Form S-1 filed on July 19, 2016. Pursuant to the note, the Company may borrow up to $1,500,000 upon meeting certain milestones.  The note required a payment of common stock on the 5th trading day after the pricing of the proposed offering, but no later than December 15, 2016.  The number of common shares will equal $200,000 divided by the lowest of (i) the lowest daily closing price of the common stock during the ten days prior to delivery of the common shares or during the ten days prior to the date of the Purchase Agreement, (ii) 80% of the common stock offering price of the offering, (iii) 80% of the unit price offering price of the offering, or (iv) the exercise price of any warrants issued in the offering.  The estimated fair value of $240,000 of the stock is included in accrued liabilities and is being amortized to interest expense over the life of the note.  In connection with the issuance of the note, the Company also issued 20,000 warrants to purchase shares of common stock at an exercise price per share equal to the lesser of (i) 80% of the per share price of the common stock in the offering, (ii) $25 per share, (iii) 80% of the unit price in the offering, or (iv) the exercise price of any warrants issued in the offering and the number of shares will reset upon the closing of the offering.  The warrants may only be exercised to the extent the holder would own a maximum of 9.99% of the Company's common stock after exercise.  The fair value of $493,590 related to the replacement warrants was recorded as a derivative (see Notes 12 and 15).  Of this fair value amount, $220,000 was recorded as a debt discount and is being amortized over the life of the note and the remaining $273,590 was recorded as a loss on derivative liability.  In the event of borrowing in excess of an initial $500,000, the Company will be required to issue additional warrants with an aggregate exercise amount equal to 100% of the additional amount borrowed with similar terms to the initial warrants issued.  In November 2016, the Company borrowed an addition $250,000 on the note and issued an additional warrant for the purchase of 10,000 shares of common stock with similar terms to the original warrants.  The fair value of $286,171 related to the November 2016 warrants was recorded as a derivative (see Notes 12 and 15).  The fair value was recorded as a debt discount and is being amortized over the remaining life of the note.  In November 2016, the Company amended the note to extend the maturity date to the earlier of March 31, 2017 or the third business day after the closing of the offering.  In addition, the amendment adjusted the origination shares to equal 20% of the note divided by the lowest of (i) the lowest daily closing price of the common stock during the ten days prior to delivery of the shares or during the ten days prior to the date of the agreement, (ii) 80% of the common stock offering price of the offering, (iii) 80% of the unit price offering price (if applicable), or (iv) 80% of the exercise price of any warrants issued in the offering.  In December 2016. the Company borrowed an addition $250,000 on the note and issued an additional warrant for the purchase of 10,000 shares of common stock with similar terms to the original warrants.  The fair value of $349,819 related to the December 2016 warrants was recorded as a derivative (see Notes 12 and 15).  The fair value was recorded as a debt discount and is being amortized over the remaining life of the note.  Subsequent to December 31, 2016, the Company borrowed the remaining $500,000 on the note and extended the maturity date (see Note 18).
	1,000,000	500,000

Secured line of credit with a third party with interest at 12.25% per annum, due February 2018.  The note is secured by the assets of the Company and may go into default in the event other notes payable go into default subsequent to the effective date of the note.  The Company entered into the line of credit agreement in conjunction with a note payable.  The Company may draw up to the lesser of 80% of certain accounts receivable or $1,500,000 and increase the maximum it may borrow under the agreement up to a total balance of $3,000,000 at $500,000 per increase as the Company meets certain milestones.  The interest rate may also reduce to 10.75% per annum as the Company meets certain milestones.  In conjunction with the line of credit and related note, the Company issued warrants to purchase 24,032 shares of common stock at $32.50 per share with a fair market value of $3,732,100 (see Notes 12 and 15), which resulted in a loss on derivative of $2,309,461.  The Company has recorded prepaid expenses of $44,665, which are being amortized to interest expense over the term of the line of credit.  In September 2016, the Company entered into a forbearance agreement where the lender will forbear from exercising remedies with regard to certain breaches through October 31, 2016 and consented to the Company entering into a purchase agreement with another party and issuance of the note and the warrant thereunder. Effective November 1, 2016, the Company and the lender entered into a forbearance and consent under loan and security agreement. Pursuant to the terms of the forbearance agreement, the lender will forbear from exercising remedies with regard to certain breaches of agreements between the Company and the lender, including the existing agreements as well as the previous forbearance agreement.  Additionally, the lender has provided the Company with the consent required under the existing agreements and previous forbearance agreement to make certain payments to other debt holders from the proceeds of the offering. The lender also consented to the issuance of the Company's proposed Series G Preferred Stock to certain affiliates of the Company (see Note 18).  In consideration for the new forbearance, the Company has agreed to issue the lender warrants to purchase 130,000 shares of common stock at an exercise price equal to the per share price of the common stock in the offering, which shall be subject to a 6-month lock-up agreement. The forbearance was in effect through December 31, 2016.  The Company has included the $1,932,577 estimated fair value of the warrants in accrued expenses. The Company recorded a loss on extinguishment of debt of $2,043,715 on the line of credit and its related secured note payable in relation to the forbearance agreement. Effective December 31, 2016, the Company and the lender entered into a third forbearance and consent under loan and security agreement. Pursuant to the terms of the third forbearance, the lender will forbear from exercising remedies with regard to certain breaches of agreements between the Company and the lender, including the existing agreements as well as the previous two forbearances.  Additionally, pursuant to the third forbearance, the lender has provided the Company with the consent required under the existing agreements and prior two forbearances to make certain payments from the proceeds of the offering. In consideration for the third forbearance, the Company has agreed to issue the lender warrants to purchase 10,000 shares of common stock at an exercise price equal to the per share price of the common stock in the offering and $50,000 of common stock at 80% of the at the same issue price in of the offering, which shall be subject to a lock-up agreement. The forbearance set forth in the December Forbearance will be in effect through February 15, 2017.  The Company has included the $148,677 estimated fair value of the warrants and $60,000 fair value related to the shares of common stock in accrued expenses. $104,824 of the fair value of the warrants and common stock associated with the line of credit is recorded in prepaid expenses and other assets and is being amortized to interest expense over the remaining life of the line of credit.  Subsequent to December 31, 2016, the lender extended the December Forbearance period through March 31, 2017.
929,518	929,518

Note payable previously secured by CareServices customer contracts.  In January 2015, the note was amended to reduce the outstanding principal to $375,000, interest at 9% per annum, and payable in 15 monthly installments beginning in February 2015.  The amendment released the collateralized customer contracts and the note payable is guaranteed by both a former Executive Chairman of the Board of Directors and a member of the Board of Directors.  A gain on the extinguishment of the old note of $769,449 was recorded in other income.  In December 2015, the note was amended to extend maturity to January 2018 payable in monthly installments beginning in July 2016, convert $31,252 from accrued interest into principal, interest at 10% per annum, and provide that the note is convertible into common stock at its fair value per share.  The Company recorded a derivative in connection with the convertible feature of the note (see Note 12) and is amortizing the initial $302,690 fair value of the derivative liability over the life of the note.  In February 2016, the note was amended to subordinate to other notes payable also issued during February 2016.  In July 2016, the note was amended to extend the maturity date to the earlier of an equity raise in excess of $10,000,000 or November 2016 and included additional default penalties and payment terms.  In October 2016, the note was amended to extend the maturity date to the earlier of an equity raise in excess of $10,000,000 or December 31, 2016 and included additional default penalties and payment terms.  In December 2016 and February 2017, the note was further amended to extend the maturity date to the earlier of an equity raise in excess of $10,000,000 or February 15, 2017 and March 31, 2017, respectively.
334,464	334,464

Unsecured note payable with interest at 12% per annum, due February 2016, convertible into common stock at $150 per share.  In connection with the issuance of the note, the Company repriced previously issued warrants to purchase shares of common stock.  The $22,397 increase in relative fair value of the warrants was included as a loss on the extinguishment of the old note in other expense in fiscal 2015.  The note also required a payment of 6,000 shares of common stock.  The fair value of $780,000 was included as a loss on the extinguishment of the old note in other expense in fiscal 2015.  The maturity date was subsequently extended on two occasions for a total of 500 shares of common stock and the note was due May 2016.  The $31,250 fair value of these shares was being amortized over the extension period.  In February 2016, the note was amended to subordinate to other notes payable also issued during February 2016, and the conversion price was reduced to $30 per share, which was below the fair value of the Company's common stock on the date of the amendment.  The note may only be converted if the holder owns less than 9.99% of the Company's common stock after conversion.  The Company recorded the value of the beneficial conversion feature of $381,299 to loss on termination of debt as a result of the modification.  In May 2016, the note was amended to extend the maturity date to the earlier of an equity raise of $10,000,000 or October 2016 which required a payment of 600 shares of common stock.  The $28,500 fair value of these shares has been included in accrued liabilities and was amortized over the extension period.  In October 2016, the Company extended the maturity date of the note month-by-month through no later than April 30, 2017 for a fee of $5,000 per month extended.
300,000	300,000

Unsecured note payable with interest at 12% per annum, due September 2016, subordinated to other notes payable. In connection with the issuance of the note, the Company issued 2,000 shares of common stock. The $100,000 fair value of the stock was amortized to interest expense over the term of the note. Subsequent to December 31, 2016, the Company entered into a letter agreement related to the note to convert the outstanding principal and interest into shares of common stock contingent upon the completion of the Offering (see Note 18).	250,000	250,000

Secured note payable to a third party with interest at 18% per annum, due June 2017.  The note is secured by shares of the Company's common stock held by, and other assets of an entity controlled by, a former Executive Chairman of the Board of Directors.  The note is guaranteed by a former Executive Chairman of the Board of Directors and his related entity and may go into default in the event other notes payable go into default subsequent to the effective date of the note.  Payments on the note are convertible at the holder's option into common stock at 75% of its fair value if not paid by its respective due date, which is subject to a 20 trading day true-up and is adjustable to any lower rates granted through equity sales or other conversion rates provided by issuances of other debt, warrants, options or other instruments, with the exception of other certain raises.  The note may only be converted if the holder owns less than 4.99% of the Company's common stock after conversion.  The Company recognized a derivative liability related to the conversion feature with a fair value of $181,670, which was recognized as a loss on termination of debt.  In June 2016, $13,713 of principal and $11,287 of accrued interest converted into 953 shares of common stock, pursuant to the terms of the note.  In August 2016, $64,654 of principal and $10,346 of accrued interest converted into 9,203 shares of common stock, pursuant to the terms of the note.  This note was terminated subsequent to December 31, 2016 (see Note 18).
	109,488	162,539

Unsecured notes with interest at 18% per annum, due April 2013, in default.  The Company issued 20,000 shares of Series D preferred stock as loan origination fees.  The $195,000 fair value of the preferred stock was amortized over the original term of the note.   Principal of $50,000 and accrued interest of $13,333 were converted to common stock in December 2013.  Subsequent to December 31, 2016, the Company entered into a letter agreement related to the remainder of the note to convert the outstanding principal and interest into shares of common stock contingent upon the completion of the Offering (see Note 18).
	64,261	64,261

Total notes payable before discount	13,520,763	13,006,815

Less discount	(1,852,642)	(1,930,060)

Total notes payable	11,668,121	11,076,755

Less current portion	(4,562,248)	(3,722,899)

Notes payable, net of current portion	$7,105,873	$7,353,856

10.	Related-Party Notes Payable
The Company had the following related-party notes payable outstanding as of:
December 31,	September 30,
2016	2016
Secured borrowings from entities controlled by an officer who purchased a $2,813,175 customer receivable for $1,710,500.  The Company repurchased the receivable for $1,950,000 less cash received by the entities through March 2015.  The $239,500 difference between the buyback and cash received plus $253,500 of loan origination fees was amortized to interest expense through March 2015.  In September 2015, the note was modified to extend the maturity date to January 2017, with interest at 18% per annum.  The Company added $81,600 of extension fees and issued 6,000 shares of common stock to a lender as part of the modification.  The note is convertible into common stock at $150 per share.  The $540,000 fair value of the common stock was recognized as a loss on extinguishment of debt in fiscal 2015.  In February 2016, the note was amended to subordinate to other notes payable also issued during February 2016, and the conversion price was reduced to $30 per share, which was below the fair value of the Company's stock on the date of the amendment.  The conversion of the note is now limited to a maximum of 40,000 common shares in combination with other convertible notes payable held by the lenders.  The note has a default penalty of 8,407 shares of common stock, in combination with other convertible notes held by the lenders, if not paid by maturity.  The Company recorded the value of the combined beneficial conversion features of $1,400,000 to loss on termination of debt as a result of the amendment. Subsequent to December 31, 2016, the Company entered into a letter agreement related to the secured borrowings to convert the outstanding principal and interest into shares of common stock contingent upon the completion of the Offering (see Note 18).
$1,721,100	$1,721,100

Unsecured note payable to an entity controlled by an officer with interest at 18% per annum, due January 2017, convertible into common stock at $150 per share.  The Company issued 6,000 shares of common stock to a lender as loan origination fees.  The $540,000 fair value of the common stock was recognized as a loss on extinguishment of debt in fiscal 2015.  In February 2016, the note was amended to subordinate to other notes payable also issued during February 2016, and reduced the conversion price to $30 per share, which was below the fair value of the Company's stock on the date of the amendment.  The conversion of the note is now limited to a maximum of 40,000 common shares in combination with other convertible notes payable held by the lender.  The note has a default penalty of 8,407 shares of common stock, in combination with other convertible notes held by the lender, if not paid by maturity.  The Company recorded the value of the combined beneficial conversion features of $1,400,000 to loss on termination of debt as a result of the amendment. Subsequent to December 31, 2016, the Company entered into a letter agreement related to the note to convert the outstanding principal and interest into shares of common stock contingent upon the completion of the Offering (see Note 18).
1,303,135	1,303,135

Unsecured note payable to an entity controlled by a former Executive Chairman of the Board of Directors with interest at 18% per annum, due January 2017.  In February 2016, notes payable to the same entity, with outstanding balances of $511,005 plus accrued interest of $30,999 combined into this note.   The note is subordinated to notes payable to unrelated parties and is convertible into shares of common stock at $30 per share, which was below the fair value of the Company's stock on the date of the agreement.  The conversion of the note is limited to a maximum of 18,500 common shares.  The Company recorded the value of the beneficial conversion feature of $632,339 to loss on termination of debt.  The note has a default penalty of 1,469 shares of common stock if not paid by maturity. The note may only be converted if the holder owns less than 4.99% of the Company's common stock after conversion.  Subsequent to December 31, 2016, the Company entered into a letter agreement related to the note to convert the outstanding principal and interest into shares of common stock contingent upon the completion of the Offering (see Note 18).
542,004	542,004

Unsecured note payable to an entity controlled by an officer with interest at 12% per annum, due September 2016, subordinated to other third party notes payable. In connection with the issuance of the note, the Company issued 2,000 shares of common stock. The $70,000 fair value of the stock is being amortized to interest expense over the term of the note. Subsequent to December 31, 2016, the Company entered into a letter agreement related to the note to convert the outstanding principal and interest into shares of common stock contingent upon the completion of the Offering (see Note 18).	250,000	250,000

Unsecured note payable to a former officer with interest at 12% per annum, due September 2013. This note is in default and is convertible into common stock at $375 per share.	26,721	26,721

Unsecured note payable to an entity controlled by an officer with interest at 18% per annum, due on demand.  In February 2016, the note was amended to subordinate the note to other notes payable also issued during February 2016.  The note is convertible into shares of common stock at $30 per share, which was below the fair value of the Company's stock on the date of the amendment.  The conversion of the note is now limited to a maximum of 40,000 common shares in combination with other convertible notes payable held by the entity.  The note has a default penalty of 8,407 shares of common stock, in combination with other convertible notes held by the entity, if not paid by maturity.  The Company recorded the value of the combined beneficial conversion features of $1,400,000 to loss on termination of debt as a result of the amendment.  Subsequent to December 31, 2016, the Company amended the note to extend the maturity date to March 31, 2017 (see Note 18).
	25,463	25,463

Unsecured note payable to a former officer with interest at 15% per annum, due June 2012, in default. The note included a $3,000 loan origination fee added to the principal and is convertible into common stock at $250 per share.	11,863	17,227

Unsecured note payable to a former officer with interest at 12% per annum, due on demand.	2,432	12,474

Total notes payable, related-party	3,882,718	3,898,124

Less current portion	(3,882,718)	(3,898,124)

Notes payable, related-party, net of current portion	-	-

11.	Fair Value Measurements
The Company measures the fair values of its assets and liabilities using the US GAAP hierarchy levels as follows:

Level 1	The Company does not have any Level 1 inputs available to measure its assets.
Level 2	Certain of the Company's embedded derivative liabilities are measured on a recurring basis using Level 2 inputs.
Level 3	Certain of the Company's embedded derivative liabilities are measured on a recurring basis using Level 3 inputs.
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
Items measured at fair value on a recurring basis include embedded derivatives related to the Company's warrants and notes payable. During the three months ended December 31, 2016, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The following fair value hierarchy table presents information about the Company's financial liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2016
Derivatives liability	$-	$301,181	$2,327,325	$2,628,506

September 30, 2016
Derivatives liability	-	281,613	1,772,458	2,054,071

The following is a reconciliation of the opening and closing balances for the derivatives liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended December 31, 2016:

Derivatives Liability
Balance, September 30, 2016	$1,772,458
Issuance of warrants recorded as derivatives	635,990
Gain on termination of debt resulting from payments on notes payable	(39,497)
Gain on derivatives liability resulting from changes in fair value	(41,626)
Balance, December 31, 2016	$2,327,325

The Company's embedded derivative liabilities are re-measured to fair value as of each reporting date.  See Note 12 for more information about the valuation methods of derivatives and the inputs used for calculating fair value.
12.	Derivatives Liability
The derivatives liability as of December 31, 2016 and September 30, 2016, was $2,628,506 and $2,054,071, respectively. The derivatives liability as of December 31, 2016 and September 30, 2016 is related to a variable conversion price adjustment on outstanding notes payable and warrants.  A portion of derivatives liability as of December 31, 2015, and all of the derivatives outstanding as of September 30, 2015, were eliminated during February 2016, due to the conversion of notes payable into shares of common stock.
During the three months ended December 31, 2016, the Company estimated the fair value of some of the embedded derivatives upon issuance at the end of each reporting period using a binomial option-pricing model with the following assumptions, according to the instrument: exercise price of $21 per share; risk free interest rate of 0.85%; expected life of 1.03 years; expected dividends of 0%; volatility factor of 260.57%; and stock price of $21.  During the three months ended December 31, 2016, the Company estimated the fair value of the remaining embedded derivatives upon issuance and at the end of each reporting period using a Monte Carlo valuation model with the following assumptions: exercise prices ranging from $5 to $25 per share; risk free interest rates ranging from 0.44% to 1.99%; expected lives ranging from 0.09 to 4.88 years; expected dividends of 0%; volatility factors of 151%; and stock prices ranging from $5 to $25.

During fiscal year 2016, the Company estimated the fair value of some of the embedded derivatives upon issuance, at the end of each reporting period and prior to their conversion and elimination using a binomial option-pricing model with the following assumptions, according to the instrument: exercise prices ranging from $14.50 to $46.75 per share; risk free interest rates ranging from 0.16% to 1.06%; expected lives ranging from 0.05 to 2.09 years; expected dividends of 0%; volatility factors ranging from 125.33% to 510.03%; and stock prices ranging from $15 to $70. During fiscal 2016, the Company estimated the fair value of the remaining embedded derivatives upon issuance and at the end of each reporting period using a Monte Carlo valuation model with the following assumptions: exercise prices ranging from $10 to $200 per share; risk free interest rates ranging from 0.18% to 1.44%; expected lives ranging from 0.04 to 6.40 years; expected dividends of 0%; volatility factors of 129% to 189%; and stock prices ranging from $10 to $200 per share.  The expected lives of the instruments were equal to the average term of the conversion option or expected exercise period of the warrants.  The expected volatility is based on the historical price volatility of the Company's common stock.  The risk-free interest rate represents the US Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.  The Company recognized a gain on derivatives liability for the three months ended December 31, 2016 and 2015, of $22,057 and $46,311, respectively.
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
Series D Convertible Preferred Stock

The Board of Directors has designated 1,000,000 shares of preferred stock as Series D Convertible Preferred Stock ("Series D Preferred ").  The Series D Preferred votes on an as-converted basis.  The Series D Preferred has a dividend rate of 8%, payable quarterly.  The Company may redeem the Series D Preferred at a redemption price equal to 120% of the original purchase price with 15 days' notice. During the three months ended December 31, 2015, the Company accrued $6,251 of dividends on Series D Preferred.
Subsequent to September 30, 2016, the Company entered into agreements with each of the Series D Preferred stockholders to stop accruing dividends effective July 1, 2016 (see Note 18), accordingly, the Company did not accrue dividends on Series D Preferred during the three months ended December 31, 2016.
Series E Convertible Preferred Stock
During fiscal year 2013, the Board of Directors designated shares of preferred stock as Series E Convertible Preferred Stock ("Series E Preferred"), convertible into common stock at $500 per share, adjustable if there are distributions of common stock or stock splits by the Company.  The Series E Preferred is non-voting and receives a monthly dividend of 3.322% for 25 to 32 months.  In addition, the convertibility and the redemption price of the Series E Preferred is gradually reduced by dividend payments over 25 to 32 months.  After the dividend payment term, the redemption price of Series E Preferred is $0, the Series E Preferred has no convertibility to common stock and the holders are entitled to receive a pro-rata share of cumulative royalties totaling 4% of the Company's gross profits payable quarterly for a two-year period.
During the three months ended December 31, 2016 and 2015, the Company accrued dividends of $34,178 and $84,572, respectively, payable to Series E Preferred. As of December 31, 2016 and September 30, 2016, the aggregate redemption price for the Series E Preferred was $477,829.  Subsequent to December 31, 2016, the Company entered into a letter agreement with a director, who owns 13,843 of Series E Preferred who agreed to convert his Series E Preferred into shares of common stock, contingent upon the Company's completion the Offering (see Note 18).
Series F Convertible Preferred Stock
During fiscal year 2014, the Board of Directors designated 7,803 shares of preferred stock as Series F Convertible Preferred Stock ("Series F Preferred").  In April 2014, the Company increased the authorized shares of Series F Preferred  to 10,000.  Series F Preferred is non-voting, has a stated value of $1,000 per share and is convertible into common stock at $166.85 per share (see Note 12).  Series F Preferred has a dividend rate, payable quarterly, of 8% until April 30, 2015, 16% from May 1, 2015 to July 31, 2015, 20% from August 1, 2015 to October 31, 2015, and 25% thereafter.  In February 2016, the Company redeemed all 5,361 outstanding shares and $673,848 of accrued dividends for 20,005 shares of common stock, $5,900,000 of notes payable and exchanged warrants for the purchase of 11,070 shares of common stock held by Series F Preferred stockholders for new warrants with new terms for the purchase of the same number of shares (see Note 15).  The Company recorded a deemed dividend of $6,484,236 as a result of the transactions.
During the three months ended December 31, 2015, the Company accrued dividends of $312,725 payable to Series F Preferred  stockholders.
Liquidation Preference
Upon any liquidation, dissolution or winding up of the Company, before any distribution or payment may be made to the holders of the common stock, the holders of the Series D Preferred, Series E Preferred, and Series F Preferred are entitled to be paid out of the assets an amount equal to $1.00 per share plus all accrued but unpaid dividends.  If the assets of the Company are insufficient to make payment in full to all holders of preferred stock, then the assets shall be distributed among the holders of preferred stock ratably in proportion to the full amounts to which they would otherwise be entitled.

14.	Common Stock
In April 2014, the Company amended its Certificate of Incorporation increasing the total number of authorized shares of common stock from 50,000,000 shares to 200,000,000 shares.
During the three months ended December 31, 2016, the Company did not issue any shares of common stock.
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
During fiscal 2016, the Company granted warrants to purchase 24,032 common shares with an exercise price of $32.50 per share in connection with the acquisition of a note payable and line of credit; warrants for the purchase of 14,786 shares vested immediately, 3,696 vested upon the disbursement of the second tranche of the related note payable, and 5,550 vest evenly in the event of three available increases on the related line of credit (see Note 9). The warrants expire in February 2023, may be exercised via cashless exercise and are puttable upon expiration or liquidation for the greater of $500,000 or up to 6.5% of the equity value of the Company, depending on the number of warrants vested. The fair value of the warrants upon grant of $3,731,969 was recorded as a derivative and the Company received cash of $2,967 upon issuance of the warrants. The Company recognized $1,419,541 as debt discount for the portion allocated to the note payable and the debt discount is being amortized over the life of the note payable to interest expense. During September 2016, the Company entered into a conditionally effective warrant cancellation agreement with the warrant holders (see Note 17).
During February 2016, the Company exchanged warrants held by the holders of its Series F Preferred for the purchase of 11,070 shares of common stock in connection with the redemption of Series F Preferred for new warrants for the purchase of the same number of shares on different terms. The new warrants were initially exercisable for $150 per share, adjustable to any lower rates granted through equity sales or other conversion rates provided by issuances of other debt, warrants, options or other instruments, with the exception of certain other raises. During September 2016, the Company issued warrants for the purchase of common stock that adjusted the warrants to have an exercise price per share equal to the lesser of (i) 80% of the per share price of the common stock of the offering, (ii) $25 per share, (iii) 80% of the unit price in the offering (if applicable), or (iv) the exercise price of any warrants issued in the offering. The new warrants expire in February 2021, and may be exercised via cashless exercise . Additional warrants for the purchase of 16,000 shares of common stock may be issued in the event of default on the related notes payable, exercisable at $0.50 per share, with 25% issuable upon the first event of default, 37.5% upon the second event, and 37.5% upon the third event. The warrants issuable upon default expire in February 2026 (if issued), may be exercised via cashless exercise , and are puttable upon expiration or liquidation with the primary warrants. The new warrants may only be exercised to the extent the respective holder would own a maximum of 4.99% of the Company's common stock after exercise, but the holders may elect to increase the maximum to 9.99%. The Company recognized a deemed dividend of $6,484,236 as a result of the exchange and related redemption of Series F Preferred.

During September 2016, the Company granted warrants to purchase 20,000 shares in connection with the acquisition of a note payable at an exercise price per share equal to the lesser of (i) 80% of the per share price of the common stock of the offering, (ii) $25 per share, (iii) 80% of the unit price in the offering (if applicable), or (iv) the exercise price of any warrants issued in the offering. Upon the closing of the offering, the number of shares issuable under the warrant will reset to an amount of shares equal to the aggregate exercise amount of the warrants (as defined therein) divided by the exercise price then in effect. The warrants expire in September 2021, and may be exercised via cashless exercise. The warrants may only be exercised to the extent the holder would own a maximum of 9.99% of the Company's common stock after exercise. The Company recognized $220,000 of the $493,590 fair value of the warrants as a debt discount, which is being amortized over the life of the borrowing, and recognized the remaining $273,590 as a loss on derivatives liability. In the event the Company borrows additional amounts above the initial $500,000 under the note payable, the Company will be required to issue additional warrants with an aggregate exercise amount equal to 100% of the additional amount borrowed with similar terms to warrants issued as part of the initial borrowing. During the three months ended December 31, 2016, the Company borrowed an additional $500,000 on the note and issued warrants for the purchase of 20,000 shares of common stock with the same terms as the initial warrants. The Company recognized the $635,990 fair value of the warrants as a debt discount, which is being amortized over the remaining life of the borrowing. Subsequent to December 31, 2016, the Company borrowed the remaining $500,000 on the note and issued warrants for the purchase of 20,000 shares of common stock with the same terms as the initial warrants.

During the three months ended December 31, 2016, the Company measured the fair value of warrants classified as liabilities on the date of issuance and on each re-measurement date using the Monte Carlo valuation model. For this liability, the Company and specialist developed their own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's common stock, stock price volatility, the contractual term of the warrants, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants uses Level 3 measurements. The following assumptions were used:

Exercise price	$5 - $25
Expected term (years)	4.03 - 4.88
Volatility	151%
Risk-free rate	1.22% - 1.99%
Dividend rate	0%
Common stock price	$5 - $25

The following table summarizes information about stock options and warrants outstanding as of December 31, 2016:

Options and Warrants	Number of Options and Warrants	Weighted- Average Exercise Price
Outstanding as of October 1, 2016	65,045	$35.06
Granted	20,000	25.00
Forfeited	(971)	679.92
Outstanding as of December 31, 2016	84,074	48.50
Exercisable as of December 31, 2016	75,365	41.23

As of December 31, 2016, the outstanding warrants have an aggregate intrinsic value of $0 and the weighted average remaining term of the warrants was 4.84 years. The total compensation cost related to unvested awards not yet recognized (options, warrants, and shares) was $57,775.

16.	Related-Party Transactions Not Otherwise Disclosed
In February 2016, the Company amended a consulting agreement dated September 2015, with an entity controlled by a former Executive Chairman of the Board of Directors, effective January 2016.  The amendment extended the agreement through December 2016, with monthly automatic renewals, changing the monthly compensation of $6,000 to an hourly rate of $250 per hour, and eliminated the previously included bonus structure.

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
In August 2016, the Company received a cash advance for $135,000 from a former Executive Chairman and Chief Executive Officer of the Company.  During the three months ended December 31, 2016, the Company repaid $50,000 of the advance.  Subsequent to December 31, 2016, the Company repaid an additional $80,000 of the advance.
17.	Commitments and Contingencies
During the three months ended December 31, 2016, the Company leased office space under a non-cancelable operating lease.  In February 2015, the Company entered into a sublease agreement for part of the office space under the non-cancelable operating lease through the end of the original lease period.  Payments under the sublease were made by the sublessee directly to the Company's landlord.  The non-cancelable operating lease was terminated during June 2015.
During June 2015, the Company entered into a new non-cancelable operating lease for its existing office space, excluding the previously subleased space, with payments beginning in July 2015.  Future minimum rental payments under the non-cancelable operating lease as of December 31, 2016, were as follows:

Years Ending September 30,

2017	$98,086
2018	111,340

$209,426

The Company's rent expense under the new non-cancelable operating lease for three months ended December 31, 2016 and 2015, was approximately $32,000 and $31,000, respectively.
During February 2016, the Company entered into an agreement with one if its vendors to purchase a minimum of $200,000 of inventory per quarter through January 2018.
During February 2016, the Company redeemed all of its Series F preferred stock in exchange for 20,005 shares of common stock and $5,900,000 of notes payable (see Note 9).  As part of the redemption, the Company exchanged warrants held by the Series F Preferred stockholders for the purchase of 11,070 shares of common stock for new warrants to purchase the same number of shares with different terms.  As part of the redemption, the Company may be required to issue additional warrants for the purchase of up to 16,000 shares of common stock upon three events of default on the notes payable (see Note 15).
During February 2016, the Company converted notes payable and accrued interest payable to an entity controlled by a former Executive Chairman of the Board of Directors into a convertible note payable (see Note 10).  The Company may be required to issue 1,469 shares of common stock if the note is not paid by maturity.
During February 2016, the Company amended notes payable to an entity controlled by an officer of the Company to subordinate to notes payable also issued during February 2016, reduced the conversion price per share to $30 per share and limited the shares into which it is convertible (see Note 10).  The Company may be required to issue 8,407 shares of common stock if the note is not paid by maturity.
During September 2016, the Company issued a note payable to a third party for up to $1,500,000.  The Company initially borrowed $500,000 under the note and may borrow up to $1,500,000 upon meeting certain milestones.  The Company subsequently drew an additional $500,000 under the note and issued additional warrants for the purchase of 20,000 shares of common stock at similar terms to warrants issued as part of the initial borrowing.  In the event the Company borrows any part of the remaining $500,000 available, the Company will be required to issue additional warrants with an aggregate exercise amount equal to 100% of the additional amount borrowed with similar terms to warrants issued as part of the initial borrowing.  Subsequent to December 31, 2016, the Company borrowed the remaining $500,000 on the note and issued an additional warrant for the purchase of 20,000 shares of common stock (see Note 18).

During September 2016, the Company entered into a conditionally effective warrant cancellation agreement (the "Warrant Cancellation Agreement") with certain warrant holders who were issued the warrants in connection with a secured note payable and line of credit. Pursuant to the terms of the Warrant Cancellation Agreement, upon the Company's consummation of an equity financing of at least $15,000,000, the warrant holders agree to terminate and cancel the warrants they currently hold. As an inducement to enter into the Warrant Cancellation Agreement, the warrant holders will receive upon termination and cancelation of the warrants an aggregate of 10,800 shares of the Company's common stock, which will be subject to a 6-month lock-up agreement. Additionally, if the warrant holders terminate and cancel the warrants, the Company will issue the related note holder a new unsecured promissory note with an initial principal amount of $180,000, no cash interest, and a three-year term. In lieu of cash interest, the principal of the note will increase in the amount $3,333 each month not to exceed a maximum of $300,000.
During November 2016, the Company and a lender entered into a forbearance and consent under a loan and security agreement (the "November Forbearance Agreement"). Pursuant to the terms of the November Forbearance Agreement, the lender will forbear from exercising remedies (the "November Forbearance") with regard to certain breaches of agreements between the Company and the lender, including the existing agreements as well as the September Forbearance Agreement.  Additionally, pursuant to the November Forbearance Agreement, the lender has provided the Company with the consent required under the Existing Agreements and September Forbearance Agreement to make certain payments from the proceeds of the Offering. These payments include, but are not limited to (i) payments to holders of the Company's Series E Preferred, (ii) third party note and receivable payments and (iii) repayment of an unsecured note payable issued in September 2016. The lender also consented to the issuance of the Company's Series G Preferred Stock to certain affiliates of the Company.  In consideration for the November Forbearance, the Company has agreed to issue the lender warrants to purchase 130,000 shares of common stock at an exercise price equal to the per share price of the common stock in the offering, which shall be subject to a 12-month lock-up agreement.  The $1,932,577 estimated fair value of the warrants has been included in accrued expenses as of December 31, 2016. The Forbearance set forth in the November Forbearance Agreement will be in effect through December 31, 2016.  Effective December 31, 2016, the Company and the lender entered into a forbearance and consent under loan and security agreement (the "December Forbearance"). Pursuant to the terms of the December Forbearance, the lender will forbear from exercising remedies with regard to certain breaches of agreements between the Company and the lender, including the existing agreements as well as the September Forbearance and November Forbearance.  Additionally, pursuant to the December Forbearance, the lender has provided the Company with the consent required under the Existing Agreements, September Forbearance and November Forbearance to make certain payments from the proceeds of the Company's Offering. In consideration for the December Forbearance, the Company has agreed to issue the lender warrants to purchase 10,000 shares of common stock at an exercise price equal to the per share price of the common stock in the offering and $50,000 of common stock at 80% of the at the same issue price in of the offering, which shall be subject to a lock-up agreement.  The $148,677 estimated fair value of the warrants and $60,000 fair value of the stock has been included in accrued expenses as of December 31, 2016.  The forbearance set forth in the December Forbearance will be in effect through February 15, 2017.  Subsequent to December 31, 2016, the lender extended the December Forbearance period through March 31, 2017.
Effective November 1, 2016, the Board approved the 2016 Incentive Stock Option plan providing for the issuance of options to purchase up to 377,250 shares.  No shares have been approved under the Plan as of December 31, 2016.
On October 5, 2016, the Company entered into an agreement with a vendor to convert the total outstanding accounts payable balance of $73,667 into shares of the Company's common stock at a rate equal to the amount offered under a proposed offering, contingent upon the completion of the Offering.  In connection with the conversion agreement, the Company terminated a service agreement with the vendor where no additional amounts are owed under the agreement.  The agreement expires if the offering is not completed by March 31, 2017.
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
18.	Subsequent Events
Subsequent to December 31, 2016, the Company entered into the following agreements and transactions:
(1)
On January 27, 2017, the Company effected a 1-for-500 reverse stock split of its outstanding common stock, which caused the then outstanding common stock to decrease from 115,112,802 to 232,100 while keeping the authorized capitalization unchanged.

(2)
On January 12, 2017, the Company entered into letter agreements (together the "Note Holder Letter Agreements") with eight (8) investors (each a "Note Holder" and together the "Note Holders") holding convertible notes payable whereby the Note Holders agreed to convert all monies due them under the Notes into restricted shares of common stock (the "Note Conversion Shares") and warrants to purchase common stock (the "Note Conversion Warrants" and together with the Note Conversion Shares, the "Note Conversion Securities"), all contingent upon the completion of the Company's contemplated public offering of securities. As incentive to enter into the Note Holder Letter Agreements, the Company agreed to add approximately $1,687,811 to the outstanding principal and interest as of October 31, 2016, effectively making the total obligation due to Note Holders an aggregate of $8,000,000 (the "Total Note Obligation"). Pursuant to the Note Holder Letter Agreements, the Total Note Obligation will automatically convert upon consummation of the offering into the Note Conversion Securities at the combined price per share and warrant paid by investors in the offering (the "Conversion Price"). The terms of the Note Conversion Warrants will be substantially similar to the Warrants being included in the offering, except such Note Conversion Warrants will be a restricted security and will not publicly trade on NASDAQ. In addition, the Note Holders currently hold warrants to purchase an aggregate of 11,070 shares that will be terminated upon the consummation of the offering. In consideration of such termination, the Note Holders will be issued new warrants to purchase an identical number of shares of Common Stock at an exercise price equal to the Conversion Price, as defined in the agreements. Each person entering into the Note Holder Letter Agreements have entered into lock-up agreements prohibiting the sale or other transfer of any securities of the Company owned by such persons for a period of 6 months. If such offering is not completed by February 15, 2017, the Note Holder Letter Agreements and lock-up agreements will terminate.  During February 2017, prior to the expiration of the existing agreements, the Note Holders signed amendments to their respective Note Holder Letter Agreements and lock-up agreements to extend the expiration dates to March 31, 2017.

(3)
On January 12, 2017, the Company entered into a letter agreement with a third-party lender, whereby the lender agreed to convert all monies due under that certain subordinated promissory note into common stock of the Company, contingent upon the completion of the Offering. As of September 30, 2016, the aggregate amount of $101,814 was owed pursuant to the note. Pursuant to the letter agreement, the aggregate amount owed, together with interest accruing subsequent to September 30, 2016, will automatically convert upon consummation of the offering into such number of restricted shares of the Company's common stock calculated by dividing the aggregate amount owed by 80% of the per share price of the common stock in the Offering. The lender has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned for a period of 6 months.  If such offering is not completed by February 15, 2017, the letter agreement and lock-up agreement will terminate. On February 13, 2017, the Company signed an amendment to the letter agreement and signed a new lock-up agreement to extend the expiration dates to March 31, 2017.

(4)
On January 12, 2017, the Company entered into a letter agreement with a third-party lender, whereby the lender agreed to convert all monies due him under that certain subordinated promissory note into common stock of the Company, contingent upon the completion of the offering.  As of September 30, 2016 the aggregate amount of $265,616 was owed pursuant to the note. Pursuant to the letter agreement, the aggregate amount owed, together with interest accruing subsequent to September 30, 2016, will automatically convert upon consummation of the offering into such number of restricted shares of the Company's common stock calculated by dividing the aggregate amount owed by 80% of the per share price of the common stock in the offering. The lender has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by him for a period of 6 months. The letter agreement extends the due date of the note to the earlier of the completion of the Offering or February 15, 2017.  On February 10, 2017, the Company signed an amendment to the letter agreement and lock-up agreement to extend the expiration dates to March 31, 2017.

(5)
On January 12, 2017, the Company entered into a letter agreement with a third-party vendor, whereby such vendor agreed to convert all monies due from the Company pursuant to certain accounts payable into common stock of the Company, contingent upon the completion of the offering. As of September 30, 2016, the aggregate amount of $73,667 was owed to the vendor. Pursuant to the letter agreement, the aggregate amount owed will automatically convert upon consummation of the Offering of securities into such number of restricted shares of the Company's common stock calculated by dividing the aggregate amount owed by the per share price of the common stock in the offering. The vendor has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by it for a period of 6 months. If such offering is not completed by February 15, 2017, the letter agreement and lock-up agreement will terminate. On February 13, 2017, the Company signed an amendment to the letter agreement and signed a new lock-up agreement to extend the expiration dates to March 31, 2017.

(6)
On January 12, 2017, the Company entered into a letter agreement with a director of the Company whereby the director agreed to convert all monies due him from the Company from unpaid board service fees into common stock of the Company, contingent upon the completion of the Offering. As of October 31, 2016, the aggregate amount of $42,500 was owed to the director. Pursuant to the letter agreement, the unpaid fees will automatically convert upon consummation of the offering into such number of restricted shares of the Company's common stock calculated by dividing the unpaid fees by $17.50 or 2,426 shares. The director has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by him for a period of 12 months. If such offering is not completed by February 15, 2017, the letter agreement and lock-up agreement will terminate. On February 10, 2017, the Company signed an amendment to the letter agreement and lock-up agreement to extend the expiration dates to March 31, 2017.

(7)
On January 12, 2017, the Company entered into a second letter agreement with the director, whereby the director agreed to convert 13,843 shares of Series E Preferred of the Company owned into common stock of the Company, contingent upon the completion of the Offering. As of September 30, 2016, the aggregate amount of $181,297 consisting of accrued dividends, royalty and interest was owed to the director with respect to his Series E Preferred. Pursuant to the second letter agreement, the aggregate amount will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the aggregate amount by $17.72 or 10,223 shares. The director has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned for a period of 12 months. If such offering is not completed by February 15, 2017, the letter agreement and lock-up agreement will terminate. On February 10, 2017, the Company signed an amendment to the letter agreement and lock-up agreement to extend the expiration dates to March 31, 2017.

(8)
On January 12, 2017, the Company entered into a letter agreement with entities controlled by the Chief Executive Officer, whereby each of such parties agreed to convert all monies due pursuant to three separate promissory notes into common stock of the Company, contingent upon the completion of the offering. As of September 30, 2016, the aggregate amount of $3,876,737 was owed to the holders pursuant to the notes payable. Pursuant to the letter agreement, the aggregate amount owed, together with interest accruing subsequent to September 30, 2016, will automatically convert upon consummation of the offering into such number of restricted shares of the Company's common stock calculated by dividing the aggregate amount owed by $22.50, or 172,300 shares, exclusive of interest accruing subsequent to September 30, 2016. Each of the parties subject to the letter agreement have entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by such parties for a period of 12 months. The letter agreement extends the due date of the notes to the earlier of the offering or February 15, 2017.  On February 10, 2017, the Company signed an amendment to the letter agreement and signed a new lock-up agreement to extend the expiration dates to March 31, 2017.

(9)
On January 12, 2017, the Company entered into a letter agreement with an entity controlled by a former Executive Chairman and a current consultant to the Company, whereby the entity agreed to convert all monies due it under a promissory note into common stock of the Company, contingent upon the completion of the Offering. As of September 30, 2016, the aggregate amount of $602,145 was owed to the entity pursuant to the promissory note. Pursuant to the letter agreement, the aggregate amount owed, together with interest accruing subsequent to September 30, 2016, will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the redemption value by 80% of the per share price of the common stock in the Offering, exclusive of interest accruing subsequent to September 30, 2016.  The entity has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by it for a period of 6 months. If the Offering is not completed by February 15, 2017, the letter agreement and lock-up agreement will terminate. On February 13, 2017, the Company signed an amendment to the letter agreement and signed a new lock-up agreement to extend the expiration dates to March 31, 2017.

(10)
On January 12, 2017, the Company entered into a letter agreement with a third-party investor, whereby the investor agreed to convert 20,000 shares of Series D Preferred  of the Company owned into common stock of the Company based on current redemption value contingent upon the completion of the Offering. As of the date hereof, the current redemption value of such Series D Preferred  was $72,000. Pursuant to the letter agreement, the redemption value will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the redemption value by 80% of the per share price of the common stock in the offering and all dividends cease accruing beginning July 1, 2016.  The investor has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by him for a period of 12 months. If the Offering is not completed by February 15, 2017, the letter agreement and lock-up agreement will terminate.  On February 13, 2017, the Company signed an amendment to the letter agreement and lock-up agreement to extend the expiration dates to March 31, 2017.

(11)
On January 12, 2017, the Company entered into a letter agreement with an entity affiliated with the Chief Executive Officer, whereby the entity agreed to convert 25,000 shares of Series D Preferred  of the Company owned into common stock of the Company based on current redemption value, contingent upon the completion of the Offering. As of the date hereof, the current redemption value of such Series D Preferred  was $300,000. Pursuant to the letter agreement, the redemption value will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the redemption value by $22.50 or 13,334 shares and all dividends cease accruing beginning July 1, 2016. The entity has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by it for a period of 12 months. If the Offering is not completed by February 15, 2017, the letter agreement and lock-up agreement will terminate. On February 10, 2017, the Company signed an amendment to the letter agreement and lock-up agreement to extend the expiration dates to March 31, 2017.

(12)
On January 3, 2017, the Company drew an additional $200,000 on a note payable where it may borrow up to $1,500,000.  The Company issued warrants to purchase 8,000 shares of common stock at an exercise price per share equal to the lesser of (i) 80% of the per share price of the common stock of the Offering, (ii) $25 per share, (iii) 80% of the unit price in the offering (if applicable), or (iv) the exercise price of any warrants issued in the Offering.

(13)
On August 19, 2016, the Company received a cash advance from an entity controlled by a former Executive Chairman and consultant in the amount of $135,000 and $80,000 of this amount was repaid subsequent to December 31, 2016

(14)	During January 2017, the Company received cash advances from third parties in the amount of $100,000 and repaid $103,000, inclusive of fees.

(15)	On January 3, 2017, the Company terminated a secured note payable with a principal balance of $162,539 as of September 30, 2016. No additional consideration was given as part of the termination.

(16)
On January 31, 2017, the Company filed a certificate of designations, preferences and rights (the "Certificate of Designation") with the Secretary of State of the State of Delaware with respect to a newly authorized class of its Series G Preferred Stock (the "Series G Preferred"). The Stated Value of one share of Series G Preferred is $500. The Series G Preferred will automatically convert ("Automatic Conversion") the Stated Value of such shares (the "Conversion Amount") into fully paid and non-assessable shares of common stock of the Company ("Series G Conversion Shares") upon (i) the Company's receipt of Fifty Million Dollars (US$50,000,000) or more in gross revenue in a single fiscal year, (ii) the sale of the Company via asset purchase, stock sale, merger or other business combination in which the Company and/or its stockholders receive aggregate gross proceeds of Twenty-Five Million Dollars (US$25,000,000) or more, or (iii) the closing of an underwritten offering (the "Qualified Offering") by the Company pursuant to which the Company receives aggregate gross proceeds of at least Ten Million Dollars (US$10,000,000) in consideration of the purchase of shares of common stock and/or which results in the listing of the Company's common stock on the Nasdaq National Market, the Nasdaq Capital Market, the New York Stock Exchange, or the NYSE MKT. The number of Series G Conversion Shares issuable upon conversion of the Conversion Amount shall equal the Conversion Amount divided by the Conversion Price then in effect. The "Conversion Price" of the Series G Preferred is $22.50. Upon the trigger of an Automatic Conversion, all of the shares of Series G Preferred owned by such Holders will convert into common stock at the Conversion Price then in effect.

(17)
On January 31, 2017, the Company issued 32,415 shares of Series G Preferred to an entity affiliated with the Chief Executive Officer and 10,805 shares of Series G Preferred to a former Chief Executive Officer and consultant to the Company. The consideration for such issuance relates to services rendered to the Company. As a result of the foregoing, the Series G Preferred held by these parties will convert to an aggregate of 960,445 shares of common stock upon the consummation of the Offering. Each of the holders have entered into lock-up agreements prohibiting the sale or other transfer of all securities of the Company owned by each of them for a period of 12 months. Additionally, each of the holders entered into a second lock-up agreement further restricting the public sale of the their shares of common stock upon the triggering of an Automatic Conversion until the earlier of (i) the Company's receipt of $25,000,000 or more in gross revenue in a single fiscal year (but in no event prior to twelve (12) months from the date of the final prospectus with respect to the offering, if any, even if such gross revenue threshold is attained prior to such date), or (ii) eighteen (18) months from the date thereof.  The lock-up agreements initially expired if the offering was not completed by February 15, 2017, whose expirations were extended to March 31, 2017 with new agreements signed during February 2017.

(18)
On January 27, 2017, the Company sold $280,000 of future customer receipts to a third party for $200,000 in cash.  The $80,000 difference between the future customer receipts and cash received by the Company is being amortized to interest expense over the term of the note. The note is subordinated to another note.

(19)	On February 14, 2017, the Company amended a note payable with principal balance of $334,464 to extend the maturity date to the earlier of the Offering or March 31, 2017.

(20)
During January 2017, the Company amended a note payable to an entity controlled by the Chief Executive Officer with principal balance of $25,463 extend the maturity date to February 15, 2017.  The note was further amended during February 2017 to extend the maturity date to March 31, 2017.

(21)	During February 2017, a lender extended the period covered in a forbearance agreement signed during December 2016 was extended through March 31, 2017.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report on Form 10-Q and other reports filed by ActiveCare, Inc. (the "Company") from time to time with the SEC (collectively, the "Filings") contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by Company's management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," or the negative of these terms and similar expressions as they relate to the Company or the Company's management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company's business, industry, and the Company's operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to assist in better understanding our operations and our present business environment.  This MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements for the fiscal years ended September 30, 2016 and 2015, and the accompanying notes thereto, contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

Going Concern

We have financed operations primarily through the sale of equity securities, long-term debt and short-term debt. Until revenues are sufficient to meet our needs, we will continue to attempt to secure financing through equity or debt securities. We continue to incur negative cash flows from operating activities and net losses. We had minimal cash, negative working capital, and negative total equity as of December 31, 2016 and September 30, 2016, and are in default with respect to certain debt. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

In order for us to eliminate substantial doubt about our ability to continue as a going concern, we must achieve profitability, generate positive cash flows from operating activities and obtain the necessary debt or equity funding to meet our projected capital investment requirements. Our management's plans with respect to this uncertainty consist of raising additional capital by issuing debt or equity securities and increasing the sales of our products and services. If we are successful in completing the Offering, we believe the net proceeds of the Offering together with anticipated growth of the business will be sufficient to eliminate substantial doubt about our ability to continue as a going concern. There can be no assurance, however, that we will be able to complete the Offering, raise sufficient additional capital or that revenues will increase rapidly enough to offset operating losses. If we are unable to increase revenues or obtain additional financing, we will be unable to continue the development of our products and services and may have to cease operations.

Research and Development Program

During the three months ended December 31, 2016, we spent approximately $168,000, compared to $23,000 during the same period in 2015, on research and development related to chronic illness monitoring. The research and development program focuses on ongoing improvements to methods and systems along with new technologies for the capture and analysis of data, as well as scalable architectures to migrate to production applications and deployments.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (or US GAAP).

This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these condensed consolidated financial statements requires making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues and expenses for the reporting periods. On an ongoing basis, we evaluate such estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ (perhaps significantly) from these estimates under different assumptions or conditions. The following summary includes accounting policies that we deem to be most critical to our business. Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that were uncertain at the time the estimate was made, and

•	Changes in the estimate or different estimates that could have been selected could have a material impact on the consolidated results of operations or financial condition.

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements appearing in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 and are hereby incorporated by reference.

Liability Related to Options and Warrants

The fair value of each stock option or warrant is estimated on the date of grant using a binomial option-pricing model or the Monte Carlo valuation model. The expected life of stock options or warrants represents the period of time that the stock options or warrants are expected to be outstanding, based on the simplified method. Expected volatilities are based on historical volatility of the Company's common stock, among other factors. The Company uses the simplified method within the binomial option-pricing valuation model due to the Company's short trading history and limited history of exercises of stock options or warrants. The risk-free rate related to the expected term of the stock options or warrants is based on the US Treasury yield curve in effect at the time of grant. The dividend yield is zero.

During the three months ended December 31, 2016, the Company measured the fair value of warrants classified as liabilities on the date of issuance and on each re-measurement date using the Monte Carlo valuation model. For this liability, the Company and valuation specialists developed their own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's common stock, stock price volatility, the contractual term of the warrants, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants uses Level 3 measurements.

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

Impairment of Long-Lived Assets

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to twenty years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. No long-lived assets were considered to be impaired as of December 31, 2016.

Extinguishment of Debt

We compare the cash flows of a modified note payable on the date of modification to the original terms of the note payable. The original note is derecognized and a gain or loss on the extinguishment is recognized if the present value of the cash outflows of the original note payable is 10% or more than the modified note payable.

Revenue Recognition

During the three months ended December 31, 2016 and the comparable period from 2015, revenues came from Chronic Illness Monitoring products and services. Information regarding revenue recognition policies relating to Chronic Illness Monitoring is contained in the following paragraphs.

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
Results of Operations
Three Months Ended December 31, 2016 and 2015
Revenues
Revenues for the three months ended December 31, 2016 were $1,862,000 compared to $2,088,000 for the same period in 2015, a decrease of $226,000, or 11%.  The decrease is primarily due to the Company focusing on completing the Offering and a lower number of new members joined during the three months ended December 31, 2016 compared to the same period in 2015.
Cost of Revenues
Cost of revenues for the three months ended December 31, 2016 was $1,300,000, compared to $1,593,000 for the same period in 2015, a decrease of $293,000, or 18%.  The decrease in cost of revenues is primarily due to fewer new members during the three months ended December 31, 2016 compared to the same period in 2015.
Gross Profit
Gross profit for the three months ended December 31, 2016 was $561,000, compared to $494,000 for the same period in 2015, an increase of $67,000 as a result in reduction in the cost of revenues.  We expect gross profit to improve throughout the remainder of fiscal year 2017 as we acquire more Chronic Illness Monitoring members and retain existing members.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended December 31, 2016 were $1,210,000, compared to $2,347,000 for the same period in 2015, a decrease of $1,137,000.  Included in selling, general and administrative expenses is $12,000 and $1,180,000 of stock-based compensation incurred during the three months ended December 31, 2016 and 2015, respectively.  The decrease in expenses incurred due primarily to decreases in stock-based compensation expense and travel expense, offset, in part, by an increase in payroll expense.
Research and Development Expenses
Research and development expenses for the three months ended December 31, 2016 were $168,000, compared to $23,000 for the same period in 2015, an increase of $145,000.  The increase was due to continued investing in research and development as we develop new products and platforms for Chronic Illness Monitoring.  We expect to continue invest into innovating new products  as funds become available.
Gain on Derivatives Liability
Gain on derivatives liability for the three months ended December 31, 2016 was $22,000, compared to a gain of $46,000 for the same period in 2015.  The derivative liability recorded as of December 31, 2016 relates to variable conversion price adjustments on outstanding notes payable and warrants. The derivatives liability recorded as of December 31, 2015 relates to a variable conversion feature at a 15% discount from the fair value of the Company's common stock on the maturity date.

Interest Expense
Interest expense for the three months ended December 31, 2016 was $1,555,000, compared to $491,000 for the same period in 2015, an increase of $1,064,000.  The increase is primarily due to additional notes payable issued and modifications made to existing notes payable during the fiscal year ended September 30, 2016 and the three months ended December 31, 2016.

Loss on Extinguishment of Debt
During the three months ended December 31, 2016 we recognized a loss on extinguishment of debt of $2,004,000. This loss result from a gain of $40,000 on the partial extinguishment of a derivative on a note payable as payments were made and a loss of $2,044,000 related to the extinguishment of debt related to the forbearance agreement on a secured note payable and related line of credit.

Net Loss
Net loss for the three months ended December 31, 2016, was $4,354,000, compared to a net loss of $2,320,000 for the same period in 2015, for the reasons described above.
Dividends on Preferred Stock
Dividends on preferred stock for the three months ended December 31, 2016, were $34,000, compared to $404,000 for the same period in 2015.  The decrease was primarily due to the conversion of Series F Preferred into convertible notes payable and common stock during February 2016 and the reduction in the Series E Preferred  dividend rate.
Liquidity and Capital Resources
Our primary sources of liquidity are the proceeds from the sale of our equity securities and debt.  We have not historically financed operations from cash flows from operating activities.  We anticipate that we will continue to seek funding, including through the Offering, to supplement revenues from the sale of our products and services through the sale of equity and debt securities until we achieve positive cash flows from operating activities.

Our cash balance as of December 31, 2016, was $292,724.  At that time, we had a working capital deficit of $17,484,150, compared to a working capital deficit of $12,871,220 as of September 30, 2016.  The increase in working capital deficit is primarily due to additions to accounts payable, accrued liabilities, notes payable, and derivatives liabilities related to the issuance of notes payable, offset, in part, by additions to accounts receivable.

Operating activities for the three months ended December 31, 2016, used cash of $47,985, compared to $502,588 for the same period in 2015.  The decrease in cash used in operating activities is primarily due to the increase in accounts payable during the three months ended December 31, 2016, compared to the same period in 2015, offset, in part, by the increase in accounts receivable and inventory during the three months ended December 31, 2016, compared to the increase in accounts receivable and decrease in inventory the same period in 2015.

Investing activities did not use cash or have cash proceeds for the three months ended December 31, 2016.  Investing activities used cash used of $2,074 for the same period in 2015.  The decrease in cash used by investing activities is primarily due to the purchase and sale of property and equipment during the three months ended December 31, 2015 and none during the same period in 2016.

Financing activities for the three months ended December 31, 2016, provided cash of $172,972, compared to $547,564 for the same period in 2015. The decrease in cash provided by financing activities is primarily due to a net increase in principal payments on debt during the three months ended December 31, 2016, compared to the same period in fiscal year 2015, offset, in part, by the net increase in proceeds from the issuance of debt during the three months ended December 31, 2016, compared to the same period in fiscal year 2015.

We had an accumulated deficit as of December 31, 2016, of $112,566,828, compared to $108,178,614 as of September 30, 2016.  Our total stockholders' deficit as of December 31, 2016, was $24,487,462 compared to $20,111,201 as of September 30, 2016.  These changes were primarily due to our net loss during the three months ended December 31, 2016.
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

Recent Developments

Subsequent to December 31, 2016, the Company entered into the following agreements and transactions:

(1)
On January 27, 2017, we effected a 1-for-500 reverse stock split of our outstanding common stock, which caused our then outstanding common stock to be decreased from 115,112,802 to 232,100 while keeping our authorized capitalization unchanged.

(2)
On January 12, 2017, the Company entered into letter agreements (together the "Note Holder Letter Agreements") with eight (8) investors (each a "Note Holder" and together the "Note Holders") holding convertible notes payable whereby the Note Holders agreed to convert all monies due them under the Notes into restricted shares of common stock (the "Note Conversion Shares") and warrants to purchase common stock (the "Note Conversion Warrants" and together with the Note Conversion Shares, the "Note Conversion Securities"), all contingent upon the completion of the Offering. As incentive to enter into the Note Holder Letter Agreements, the Company agreed to add approximately $1,687,811 to the outstanding principal and interest as of October 31, 2016, effectively making the total obligation due to Note Holders an aggregate of $8,000,000 (the "Total Note Obligation"). Pursuant to the Note Holder Letter Agreements, the Total Note Obligation will automatically convert upon consummation of the Offering into the Note Conversion Securities at the combined price per share and warrant paid by investors in the offering (the "Conversion Price"). The terms of the Note Conversion Warrants will be substantially similar to the Warrants being included in the offering, except such Note Conversion Warrants will be a restricted security and will not publicly trade on NASDAQ. In addition, the Note Holders currently hold warrants to purchase an aggregate of 11,070 shares that will be terminated upon the consummation of the Offering. In consideration of such termination, the Note Holders will be issued new warrants to purchase an identical number of shares of Common Stock at an exercise price equal to the Conversion Price, as defined in the agreements. Each person entering into the Note Holder Letter Agreements have entered into lock-up agreements prohibiting the sale or other transfer of any securities of the Company owned by such persons for a period of 6 months. If the Offering is not completed by February 15, 2017, the Note Holder Letter Agreements and lock-up agreements will terminate.  During February 2017, prior to the expiration of the existing agreements, the Note Holders signed amendments to their respective Note Holder Letter Agreements and lock-up agreements to extend the expiration dates to March 31, 2017.

(3)
On January 12, 2017, the Company entered into a letter agreement with a third-party lender, whereby the lender agreed to convert all monies due under that certain subordinated promissory note into common stock of the Company, contingent upon the completion of the Offering. As of September 30, 2016, the aggregate amount of $101,814 was owed pursuant to the note. Pursuant to the letter agreement, the aggregate amount owed, together with interest accruing subsequent to September 30, 2016, will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the aggregate amount owed by 80% of the per share price of the common stock in the Offering. The lender has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned for a period of 6 months.  If the Offering is not completed by February 15, 2017, the letter agreement and lock-up agreement will terminate. On February 13, 2017, the Company signed an amendment to the letter agreement and signed a new lock-up agreement to extend the expiration dates to March 31, 2017.

(4)
On January 12, 2017, the Company entered into a letter agreement with a third-party lender, whereby the lender agreed to convert all monies due him under that certain subordinated promissory note into common stock of the Company, contingent upon the completion of the Offering.  As of September 30, 2016 the aggregate amount of $265,616 was owed pursuant to the note. Pursuant to the letter agreement, the aggregate amount owed, together with interest accruing subsequent to September 30, 2016, will automatically convert upon consummation of the offering into such number of restricted shares of the Company's common stock calculated by dividing the aggregate amount owed by 80% of the per share price of the common stock in the Offering. The lender has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by him for a period of 6 months. The letter agreement extends the due date of the note to the earlier of the Offering or February 15, 2017.  On February 10, 2017, the Company signed an amendment to the letter agreement and lock-up agreement to extend the expiration dates to March 31, 2017.

(5)
On January 12, 2017, the Company entered into a letter agreement with a third-party vendor, whereby such vendor agreed to convert all monies due from the Company pursuant to certain accounts payable into common stock of the Company, contingent upon the completion of the Offering. As of September 30, 2016, the aggregate amount of $73,667 was owed to the vendor. Pursuant to the letter agreement, the aggregate amount owed will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the aggregate amount owed by the per share price of the common stock in the Offering. The vendor has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by it for a period of 6 months. If the Offering is not completed by February 15, 2017, the letter agreement and lock-up agreement will terminate. On February 13, 2017, the Company signed an amendment to the letter agreement and signed a new lock-up agreement to extend the expiration dates to March 31, 2017.

(6)
On January 12, 2017, the Company entered into a letter agreement with a director of the Company whereby the director agreed to convert all monies due him from the Company from unpaid board service fees into common stock of the Company, contingent upon the completion of the Offering. As of October 31, 2016, the aggregate amount of $42,500 was owed to the director. Pursuant to the letter agreement, the unpaid fees will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the unpaid fees by $17.50 or 2,426 shares. The director has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by him for a period of 12 months. If the Offering is not completed by February 15, 2017, the letter agreement and lock-up agreement will terminate. On February 10, 2017, the Company signed an amendment to the letter agreement and lock-up agreement to extend the expiration dates to March 31, 2017.

(7)
On January 12, 2017, the Company entered into a second letter agreement with the director, whereby the director agreed to convert 13,843 shares of Series E Preferred  of the Company owned into common stock of the Company, contingent upon the completion of the Offering. As of September 30, 2016, the aggregate amount of $181,297 consisting of accrued dividends, royalty and interest was owed to the director with respect to his Series E Preferred . Pursuant to the second letter agreement, the aggregate amount will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the aggregate amount by $17.72 or 10,223 shares. The director has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned for a period of 12 months. If the Offering is not completed by February 15, 2017, the letter agreement and lock-up agreement will terminate. On February 10, 2017, the Company signed an amendment to the letter agreement and lock-up agreement to extend the expiration dates to March 31, 2017.

(8)
On January 12, 2017, the Company entered into a letter agreement with entities controlled by the Chief Executive Officer, whereby each of such parties agreed to convert all monies due pursuant to three separate promissory notes into common stock of the Company, contingent upon the completion of the Offering. As of September 30, 2016, the aggregate amount of $3,876,737 was owed to the holders pursuant to the notes payable. Pursuant to the letter agreement, the aggregate amount owed, together with interest accruing subsequent to September 30, 2016, will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the aggregate amount owed by $22.50, or 172,300 shares, exclusive of interest accruing subsequent to September 30, 2016. Each of the parties subject to the letter agreement have entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by such parties for a period of 12 months. The letter agreement extends the due date of the notes to the earlier of the offering or February 15, 2017.  On February 10, 2017, the Company signed an amendment to the letter agreement and signed a new lock-up agreement to extend the expiration dates to March 31, 2017.

(9)
On January 12, 2017, the Company entered into a letter agreement with an entity controlled by a former Executive Chairman and a current consultant to the Company, whereby the entity agreed to convert all monies due it under a promissory note into common stock of the Company, contingent upon the completion of the Offering. As of September 30, 2016, the aggregate amount of $602,145 was owed to the entity pursuant to the promissory note. Pursuant to the letter agreement, the aggregate amount owed, together with interest accruing subsequent to September 30, 2016, will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the redemption value by 80% of the per share price of the common stock in the Offering, exclusive of interest accruing subsequent to September 30, 2016.  The entity has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by it for a period of 6 months. If the offering is not completed by February 15, 2017, the letter agreement and lock-up agreement will terminate. On February 13, 2017, the Company signed an amendment to the letter agreement and signed a new lock-up agreement to extend the expiration dates to March 31, 2017.

(10)
On January 12, 2017, the Company entered into a letter agreement with a third-party investor, whereby the investor agreed to convert 20,000 shares of Series D Preferred of the Company owned into common stock of the Company based on current redemption value contingent upon the completion of the Offering. As of the date hereof, the current redemption value of such Series D Preferred was $72,000. Pursuant to the letter agreement, the redemption value will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the redemption value by 80% of the per share price of the common stock in the Offering and all dividends cease accruing beginning July 1, 2016.  The investor has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by him for a period of 12 months. If the Offering is not completed by February 15, 2017, the letter agreement and lock-up agreement will terminate.  On February 13, 2017, the Company signed an amendment to the letter agreement and lock-up agreement to extend the expiration dates to March 31, 2017.

(11)
On January 12, 2017, the Company entered into a letter agreement with an entity affiliated with the Chief Executive Officer, whereby the entity agreed to convert 25,000 shares of Series D Preferred of the Company owned into common stock of the Company based on current redemption value, contingent upon the completion of the Offering. As of the date hereof, the current redemption value of such Series D Preferred was $300,000. Pursuant to the letter agreement, the redemption value will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the redemption value by $22.50 or 13,334 shares and all dividends cease accruing beginning July 1, 2016. The entity has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by it for a period of 12 months. If the Offering is not completed by February 15, 2017, the letter agreement and lock-up agreement will terminate. On February 10, 2017, the Company signed an amendment to the letter agreement and lock-up agreement to extend the expiration dates to March 31, 2017.

(12)
On January 3, 2017, the Company drew an additional $200,000 on a note payable where it may borrow up to $1,500,000.  The Company issued warrants to purchase 8,000 shares of common stock at an exercise price per share equal to the lesser of (i) 80% of the per share price of the common stock of the Offering, (ii) $25 per share, (iii) 80% of the unit price in the Offering (if applicable), or (iv) the exercise price of any warrants issued in the Offering.

(13)
On August 19, 2016, the Company received a cash advance from an entity controlled by a former Executive Chairman and consultant in the amount of $135,000 and $80,000 of this amount was repaid subsequent to December 31, 2016

(14)	During January 2017, the Company received cash advances from third parties in the amount of $100,000 and repaid $103,000, inclusive of fees.

(15)	On January 3, 2017, the Company terminated a secured note payable with a principal balance of $162,539 as of September 30, 2016. No additional consideration was given as part of the termination.

(16)
On January 31, 2017, the Company filed a certificate of designations, preferences and rights (the "Certificate of Designation") with the Secretary of State of the State of Delaware with respect to a newly authorized class of its Series G Preferred Stock (the "Series G Preferred"). The Stated Value of one share of Series G Preferred is $500. The Series G Preferred will automatically convert ("Automatic Conversion") the Stated Value of such shares (the "Conversion Amount") into fully paid and non-assessable shares of common stock of the Company ("Series G Conversion Shares") upon (i) the Company's receipt of Fifty Million Dollars (US$50,000,000) or more in gross revenue in a single fiscal year, (ii) the sale of the Company via asset purchase, stock sale, merger or other business combination in which the Company and/or its stockholders receive aggregate gross proceeds of Twenty-Five Million Dollars (US$25,000,000) or more, or (iii) the closing of an underwritten offering (the "Qualified Offering") by the Company pursuant to which the Company receives aggregate gross proceeds of at least Ten Million Dollars (US$10,000,000) in consideration of the purchase of shares of common stock and/or which results in the listing of the Company's common stock on the Nasdaq National Market, the Nasdaq Capital Market, the New York Stock Exchange, or the NYSE MKT. The number of Series G Conversion Shares issuable upon conversion of the Conversion Amount shall equal the Conversion Amount divided by the Conversion Price then in effect. The "Conversion Price" of the Series G Preferred is $22.50. Upon the trigger of an Automatic Conversion, all of the shares of Series G Preferred owned by such Holders will convert into common stock at the Conversion Price then in effect.

(17)
On January 31, 2017, the Company issued 32,415 shares of Series G Preferred to an entity affiliated with the Chief Executive Officer and 10,805 shares of Series G Preferred to a former Chief Executive Officer and consultant to the Company. The consideration for such issuance relates to services rendered to the Company. As a result of the foregoing, the Series G Preferred held by these parties will convert to an aggregate of 960,445 shares of common stock upon the consummation of the offering. Each of the holders have entered into lock-up agreements prohibiting the sale or other transfer of all securities of the Company owned by each of them for a period of 12 months. Additionally, each of the holders entered into a second lock-up agreement further restricting the public sale of the their shares of common stock upon the triggering of an Automatic Conversion until the earlier of (i) the Company's receipt of $25,000,000 or more in gross revenue in a single fiscal year (but in no event prior to twelve (12) months from the date of the final prospectus with respect to the offering, if any, even if such gross revenue threshold is attained prior to such date), or (ii) eighteen (18) months from the date thereof.  The lock-up agreements initially expired if the offering was not completed by February 15, 2017, whose expirations were extended to March 31, 2017 with new agreements signed during February 2017.

(18)
On January 27, 2017, the Company sold $280,000 of future customer receipts to a third party for $200,000 in cash.  The $80,000 difference between the future customer receipts and cash received by the Company is being amortized to interest expense over the term of the note. The note is subordinated to another note.

(19)	On February 14, 2017, the Company amended a note payable with principal balance of $334,464 to extend the maturity date to the earlier of the offering or March 31, 2017.

(20)
During January 2017, the Company amended a note payable to an entity controlled by the Chief Executive Officer with principal balance of $25,463 extend the maturity date to February 15, 2017.  The note was further amended during February 2017 to extend the maturity date to March 31, 2017.

(21)	During February 2017, a lender extended the period covered in a forbearance agreement signed during December 2016 was extended through March 31, 2017.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Information about our exposure to market risk was disclosed in our Annual Report on Form 10-K for the year ended September 30, 2016, which was filed with the Securities and Exchange Commission ("SEC") on January 13, 2017. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective, for the reasons discussed below.

During the audit process for the year ended September 30, 2016 and the review process for the three months ended December 31, 2016, management identified ineffective controls over the accounting for 1) debt issuance costs and derivatives, and 2) debt extinguishments as material weaknesses in internal control over financial reporting.

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

On November 4, 2015, the Company received a demand for payment of $275,000 from a former employee of the Company and former principal of 4G Biometrics who was terminated for cause in regards to his employment agreement. On December 4, 2015, the Company filed a complaint in the Third Judicial District Court in Salt Lake County, State of Utah (Case No. 150908531) against Kenith Lewis, a former employee, Randall K. Gardner, a former employee, and Darrell Meador, our President of Sales, all of whom are the former owners of 4G Biometrics, seeking damages in excess of $300,000 related to alleged misrepresentations made to induce ActiveCare to acquire 4G Biometrics. In February 2016, the Company entered into settlement agreements with each of Kenith Lewis and Randall K. Gardner and Darrell Meador whereby all parties released all claims against each other.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sale of equity securities
Item 3.  Defaults Upon Senior Securities
As of the date of this report, notes payable due to unrelated parties with total principal amounts of $64,261 are past due, in default, and unpaid.  In addition, notes payable due to related parties with total principal amounts of $38,584 are past due, in default and unpaid.  We intend to make payments on these notes payable as funds are available.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information
There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits
Exhibit Number Description

10.1	Form of Lock-Up Letter Agreement *

10.2	Form of Amendment to Letter Agreement Regarding Conversion and Lock Up Letter for Series F *

10.3	Form of Amendment to Letter Agreement Regarding Conversion and Lock Up Letter for Others *

10.4	Amendment of Forbearance Extension with Partners for Growth IV, L.P. Under Loan and Security Agreement *

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

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

ActiveCare, Inc.

Date: February 21, 2017	/s/ Jeffrey S. Peterson
Jeffrey S. Peterson Chief Executive Officer (Principal Executive Officer)

Date: February 21, 2017	/s/ Eric Robinson
Eric Robinson Chief Financial Officer (Principal Financial and Accounting Officer)