Form 10-Q
period 2017-03-31
ACTIVECARE, INC.
filed 2017-05-19
CIK 1429896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of May 18, 2017, the registrant had 239,100 shares of common stock outstanding.

ActiveCare, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	September 30,
	2017	2016
Assets

Current assets:
Cash	$492,506	$167,737
Accounts receivable, net	791,205	487,001
Inventory	703,512	204,736
Prepaid expenses and other	728,169	644,857

Total current assets	2,715,392	1,504,331

Property and equipment, net	67,492	86,734
Deposits and other assets	17,846	17,846
Domain name, net	8,938	9,295

Total assets	$2,809,668	$1,618,206

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (continued)

	March 31,	September 30,
	2017	2016
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$4,135,637	$1,700,448
Accounts payable, related party	187,841	291,753
Accrued expenses	5,125,009	2,101,711
Current portion of notes payable	7,131,781	3,722,899
Notes payable, related party	3,875,335	3,898,124
Dividends payable	674,902	606,545
Derivatives liability	4,296,127	2,054,071

Total current liabilities	25,426,632	14,375,551

Notes payable, net of current portion	6,131,837	7,353,856

Total liabilities	31,558,469	21,729,407

Stockholders' deficit:
Preferred stock, $.00001 par value: 10,000,000 shares authorized; 45,000 shares of Series D; 70,070 shares of Series E; and 0 and 43,220 shares of Series G issued and outstanding, respectively	2	1
Common stock, $.00001 par value: 200,000,000 shares authorized; 232,100 and 232,100 shares outstanding, respectively	2	2
Additional paid-in capital, common and preferred	88,706,988	88,067,410
Accumulated deficit	(117,455,793)	(108,178,614)

Total stockholders' deficit	(28,748,801)	(20,111,201)

Total liabilities and stockholders' deficit	$$2,809,668	$1,618,206

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Revenues:
Chronic illness monitoring supplies revenues	$1,666,701	$1,259,851	$3,274,777	$3,113,268
Chronic illness monitoring fee revenues	186,794	337,045	440,313	571,298
Total Chronic illness monitoring revenues	1,853,495	1,596,896	3,715,090	3,684,566

Cost of revenues:
Chronic illness monitoring supplies cost of revenues	1,121,784	1,144,293	2,320,943	2,609,144
Chronic illness monitoring fee cost of revenues	103,238	117,444	204,230	245,950
Total Chronic illness monitoring cost of revenues	1,225,022	1,261,737	2,525,173	2,855,094

Gross profit	628,473	335,159	1,189,917	829,472

Operating expenses:
Selling, general and administrative (including $627,626, $1,073,481, $639,580 and $2,253,403, respectively, of stock-based compensation)	1,946,678	2,427,790	3,156,975	4,774,494
Research and development	83,338	58,503	250,945	81,412

Total operating expenses	2,030,016	2,486,293	3,407,920	4,855,906

Loss from operations	(1,401,543)	(2,151,134)	(2,218,003)	(4,026,434)

Other income (expense):
Interest expense, net	(3,102,211)	(630,821)	(4,657,627)	(1,121,970)
Loss on extinguishment of debt	(494,995)	(3,043,416)	(2,499,212)	(3,043,416)
(Loss) gain on disposal of property and equipment	-	(355)	-	245
Loss on induced conversions of debt	-	(379,132)	-	(379,132)
Gain on liability settlements	-	286,241	-	286,241
(Loss) gain on derivatives liability	143,962	(2,853,180)	166,019	(2,806,869)

Total other expense	(3,453,244)	(6,620,663)	(6,990,820)	(7,064,901)

Net loss	(4,854,787)	(8,771,797)	(9,208,823)	(11,091,335)

Deemed dividends on redemption of preferred stock	-	(6,484,236)	-	(6,484,236)
Dividends on preferred stock	(34,178)	(249,921)	(68,356)	(653,469)

Net loss attributable to common stockholders	$(4,888,965)	$(15,505,954)	$(9,277,179)	$(18,229,040)

Net loss per common share - basic	$(21.06)	$(90.56)	$(39.97)	$(109.97)
Net loss per common share - diluted	$(21.31)	$(90.56)	$(39.97)	$(109.97)

Weighted average common shares outstanding – basic	232,100	171,223	232,100	165,766
Weighted average common shares outstanding – diluted	232,381	171,223	232,100	165,766

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(9,208,823)	$(11,091,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	3,672,368	548,102
Loss on extinguishment of debt	2,499,212	3,043,416
Stock-based compensation expense	485,119	1,951,551
Stock and warrants issued for services	154,461	301,852
Depreciation and amortization	22,418	26,682
Loss (gain) on derivatives liability	(166,019)	2,806,869
Gain on disposal of property and equipment	-	(245)
Loss on induced conversions of debt	-	379,132
Gain on liability settlements	-	(286,241)
Changes in operating assets and liabilities:
Accounts receivable	(379,402)	(268,210)
Inventory	(498,776)	353,090
Prepaid expenses and other	143,310	(12,323)
Accounts payable	2,126,132	(589,607)
Accrued expenses	671,865	592,829

Net cash used in operating activities	(478,135)	(2,244,438)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	600
Purchases of property and equipment	(2,818)	(5,004)

Net cash used in investing activities	(2,818)	(4,404)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	3,321,489	4,623,379
Proceeds from issuance of warrants in connection with notes payable	-	2,967
Principal payments on related-party notes payable	(22,789)	-
Principal payments on notes payable	(2,492,978)	(2,402,693)

Net cash provided by financing activities	805,722	2,223,653

Net increase (decrease) in cash	324,769	(25,189)
Cash, beginning of the period	167,737	172,436

Cash, end of the period	$492,506	$147,247

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Six Months Ended
	March 31,
	2017	2016
Supplemental Cash Flow Information:
Cash paid for interest	$271,541	$97,517

Non-Cash Investing and Financing Activities:
Issuance of warrants for the purchase of common stock for loan origination fees	$2,103,341	$101,058
Accrual of a liability to issue warrants to purchase shares of common stock for loan forbearance fees	148,677	-
Accrual of a liability to issue shares of common stock for loan origination fees	125,000	100,000
Dividends on preferred stock	68,356	653,469
Accrual of a liability to issue shares of common stock for loan forbearance fees	60,000	-
Deemed dividend on the redemption of preferred stock and accrued dividends for notes payable, common stock and exchange of warrants	-	6,484,236
Conversion of accounts payable and accrued liabilities to notes payable	-	2,555,189
Assignment of related-party notes payable to an unrelated third party	-	263,082
Accrual of a liability to issue warrants to purchase shares of common stock for loan origination fees	-	130,246
Cancellation and reissuance of shares of common stock	-	121,450
Accrual of a liability to issue shares of common stock for services	-	107,500
Conversion of related-party accounts payable and accrued liabilities to related-party notes payable	-	84,404
Issuance of shares of common stock for loan extension fees	-	31,250
Issuance of shares of common stock for dividends	-	1,434

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation
The unaudited interim condensed consolidated financial statements of ActiveCare, Inc. (the "Company" or "ActiveCare") have been prepared in accordance with Article 8 of Regulation S-X, promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles ("US GAAP") have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2017 and September 30, 2016, and the results of its operations for the three and six months ended March 31, 2017 and 2016 and its cash flows for the six months ended March 31, 2017 and 2016.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company's Annual Report on Form 10-K for the year ended September 30, 2016.  The results of operations for the three and six months ended March 31, 2017 may not be indicative of the results for the full fiscal year ending September 30, 2017.
Going Concern
The Company continues to incur negative cash flows from operating activities and net losses.  The Company had minimal cash, negative working capital and negative total equity as of March 31, 2017 and September 30, 2016, and is in default with respect to certain debt.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Potential common shares consist of shares issuable upon the exercise of common stock warrants and options, shares issuable from restricted stock grants, and shares issuable pursuant to convertible notes and convertible Series D and Series E preferred stock.  The following table reflects the calculation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Numerator:
Net loss attributable to common stockholders	$(4,888,965)	$(15,505,954)	$(9,277,179)	$(18,229,040)
Effect of dilutive securities on net loss:
Common stock options and warrants	(63,550)	-	-	-

Total net loss for purpose of calculating diluted net loss per common share	$(4,952,515)	$(15,505,954)	$(9,277,179)	$(18,229,040)

Number of shares used in per common share calculations:
Total shares for purposes of calculating basic net loss per common share	232,100	171,223	232,100	165,766
Weighted-average effect of dilutive securities:
Common stock options and warrants	281	-	-	-

Total shares for purpose of calculating diluted net loss per common share	232,381	171,223	232,100	165,766

Net loss per common share:
Basic	$(21.06)	$(90.56)	$(39.97)	$(109.97)
Diluted	$(21.31)	$(90.56)	$(39.97)	$(109.97)

The effect of dilutive securities on the numerator for purposes of calculating diluted loss per common share is related to the convertible debt and related warrants due to the reduction of the gain on derivatives liability for warrants that were in the money.

As of March 31, 2017 and 2016, there were certain outstanding potential common shares that were not included in the computation of Diluted EPS as their effect would be anti-dilutive for the three and six months then ended.  The potential common shares outstanding consist of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Common stock options and warrants	112,074	43,031	112,074	43,031
Series D convertible preferred stock	450	450	450	450
Series E convertible preferred stock	961	961	961	961
Convertible debt	135,417	126,262	135,417	126,262
Restricted shares of common stock	15	15	15	15
Liability to issue common stock and warrants	172,500	-	172,500	-

Total common stock equivalents	421,417	170,719	421,417	170,719

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
4.  Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer's financial condition, age of the customer's receivables and changes in payment histories.  Accounts receivable are written off when management determines the likelihood of collection is remote.  A receivable is considered to be past due if any portion of the receivable balance has not been received by the contractual payment date.  Interest is not charged on accounts receivable that are past due.  The Company recorded an allowance for doubtful accounts of $111,461 and $75,161 as of March 31, 2017 and September 30, 2016, respectively.

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

	March 31, 2017	September 30, 2016
Finished goods	$705,220	$206,444
Inventory reserve	(1,708)	(1,708)

Net inventory	$703,512	$204,736

6.  Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of:
	March 31, 2017	September 30, 2016
Prepaid legal and professional fees	$581,216	$333,741
Prepaid information technology services	76,410	57,073
Other	52,650	112,117
Prepaid insurance	10,163	14,602
Research and development	7,730	96,346
Line of credit acquisition fees	-	30,978

Total prepaid expenses and other current assets	$728,169	$644,857

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

	March 31, 2017	September 30, 2016
Software	$47,974	$47,974
Leasehold improvements	98,023	98,023
Furniture	68,758	68,758
Equipment	52,590	49,772

Total property and equipment	267,345	264,527

Accumulated depreciation and amortization	(199,853)	(177,793)

Property and equipment, net	$67,492	$86,734

Assets to be disposed of are reported at the lower of the carrying amounts or fair values, less the estimated costs to sell or dispose.  During the six months ended March 31, 2016, the Company recorded a gain on the disposal of property and equipment of $245.  Depreciation expense for the six months ended March 31, 2017 and 2016, was $22,060 and $26,325, respectively.

8. Accrued Expenses
Accrued expenses consisted of the following as of:
	March 31, 2017	September 30, 2016
Liability to issue warrants for the purchase shares of common stock	$2,081,254	$-
Interest	1,891,928	1,206,387
Liability to issue common stock	475,000	240,000
Payroll expense	209,773	207,052
Other	125,579	89,828
Warranty liability	104,805	134,330
Finance Fees	91,333	-
Deferred revenue	87,589	111,803
Commissions and fees	57,748	52,311
Severance	-	60,000

Total accrued expenses	$5,125,009	$2,101,711

9. Notes Payable
The Company had the following notes payable outstanding as of:

March 31,	September 30,
2017	2016
Unsecured notes payable with interest at 10% per annum, due November 2018.  The notes may go into default in the event other notes payable go into default subsequent to the effective date of the note.  In February 2016, the Company redeemed all 5,361 shares of its Series F Convertible Preferred Stock ("Series F preferred") plus accrued dividends of $673,948 for 20,005 shares of common stock with a fair value of $1,600,000 containing certain temporary restrictions, and $5,900,000 of notes payable. Payments on the notes are partially or fully convertible at the Company's option at the lesser of (i) 80% of the per share price of the common stock to be offered in the proposed offering that is described in the Form S-1 filed on July 19, 2016 (the "Offering"), (ii) $25 per share, (iii) 80% of the unit price in the Offering (if applicable), or (iv) the exercise price of any warrants issued in the Offering to a maximum of 39,334 shares of common stock.  The conversion rate is adjustable to any lower rates granted through equity sales or other conversion rates provided by issuances of other debt, warrants, options or other instruments, with the exception of certain other raises.  A note may only be converted if the holder owns less than 4.99% of the Company's common stock after conversion.  The Company recorded a derivative liability of $2,461,899 related to the conversion feature of the notes.  In connection with the redemption of the Series F preferred stock, the Company issued new warrants in exchange for warrants held by the Series F preferred stockholders for the purchase of 11,070 shares of common stock at an exercise price of the lesser of (i) 80% of the per share price of the common stock of the Offering, (ii) $25 per share, (iii) 80% of the unit price in the Offering (if applicable), or (iv) the exercise price of any warrants issued in the Offering, adjustable to any lower rates granted through equity sales or other conversion rates provided by issuances of other debt, warrants, options or other instruments, with the exception of certain other raises.  The Company is also required to issue additional warrants for the purchase of up to 16,000 shares of common stock exercisable at $0.50 per share, also adjustable, that vest upon certain events of default.  The fair value of $1,344,608 related to the new warrants was recorded as a derivative (see Notes 12 and 15).  The fair value of the stock, conversion feature, warrants and $25,000 of fees, in excess of the carrying value of the Series F preferred stock were recorded as a deemed dividend of $6,484,236.  During the three months ended March 31, 2017, the Company entered into letter agreements related to the note to convert the outstanding principal and interest into shares of common stock contingent upon the Offering, which also removes the maximum share limitation conversion (see Note 17).
$5,900,000	$5,900,000

Unsecured note payable with a vendor with interest at 0.65% per annum, due January 2018, issued in March 2016 upon the conversion of $2,523,937 in accounts payable to the vendor.	1,773,937	2,223,937

Secured note payable to a third party with interest at 12.75% per annum, due February 2019.  The note is secured by the assets of the Company and may go into default in the event other notes payable go into default subsequent to the effective date of the note.  The Company entered into the note payable agreement in conjunction with a line of credit.  The Company initially borrowed $1,500,000 and may borrow additional amounts under the note payable agreement up to a total balance of $3,000,000 as the Company meets certain milestones.  The interest rate may also reduce to 11.25% per annum as the Company meets certain milestones.  In conjunction with the note and related line of credit, the Company issued warrants to the lender to purchase 24,032 shares of common stock at $32.50 per share with a fair market value of $3,732,100 (see Notes 12 and 15), which resulted in a loss on derivative of $2,309,461.  The Company has recorded discounts of $1,500,000, which are being amortized to interest expense over the term of the note.  In April 2016, the Company borrowed an additional $500,000 on the note and incurred additional fees of $25,000, which are being amortized to interest expense over the remaining term of the note.  In September 2016, the Company entered into a forbearance agreement where the lender will forbear from exercising remedies with regard to certain breaches through October 31, 2016 and consented to the Company entering into a purchase agreement with another party and issue the note and the warrant thereunder. Effective November 1, 2016, the Company and the lender entered into a forbearance and consent under loan and security agreement. Pursuant to the terms of the forbearance agreement, the lender will forbear from exercising remedies with regard to certain breaches of agreements between the Company and the lender, including the existing agreements as well as the previous forbearance agreement.  Additionally, the lender has provided the Company with the consent required under the existing agreements and previous forbearance agreement to make certain payments to other debt holders from the proceeds of the Offering. The lender also consented to the issuance of the Company's proposed Series G Preferred Stock to certain affiliates of the Company (see Note 13).  In consideration for the new forbearance, the Company has agreed to issue the lender warrants to purchase 130,000 shares of common stock at an exercise price equal to the per share price of the common stock in the Offering, which shall be subject to a 6-month lock-up agreement. The forbearance was in effect through December 31, 2016.  The Company has included the $1,932,577 estimated fair value of the warrants in accrued expenses. The Company recorded a loss on extinguishment of debt of $2,043,715 on the note and its related line of credit in relation to the forbearance agreement. Effective December 31, 2016, the Company and the lender entered into a third forbearance and consent under loan and security agreement. Pursuant to the terms of the third forbearance, the lender will forbear from exercising remedies with regard to certain breaches of agreements between the Company and the lender, including the existing agreements as well as the previous two forbearances.  Additionally, pursuant to the third forbearance, the lender has provided the Company with the consent required under the existing agreements and prior two forbearances to make certain payments from the proceeds of the Offering. In consideration for the third forbearance, the Company has agreed to issue the lender warrants to purchase 10,000 shares of common stock at an exercise price equal to the per share price of the common stock in the Offering and $50,000 of common stock at 80% of the at the same issue price in of the Offering, which shall be subject to a lock-up agreement. The forbearance set forth in the third forbearance was in effect through February 15, 2017.  The Company has included the $148,677 estimated fair value of the warrants and $60,000 fair value related to the shares of common stock in accrued expenses. $104,824 of the fair value of the warrants and common stock associated with the note is recorded as a discount and is being amortized to interest expense over the remaining life of the note. In February 2017 and March 2017, the lender extended the third forbearance period through March 31, 2017 and April 10, 2017, respectively. In March 2017, the Company modified the line of credit to include an additional secured borrowing of a maximum of $300,000. The Company recorded a loss on extinguishment of debt of $56,741 related to the modification.
	1,319,444	1,652,778

Secured borrowings from a third party that purchased $2,325,750 of customer receivables for $1,675,000, with due dates ranging from April 2017 to September 2017, and payable in daily payments ranging from $1,500 to $4,000.  The $650,750 difference between the customer receivables and cash received is being amortized to interest expense over the term of the respective notes.  The secured borrowings are guaranteed by two officers of the Company and are subordinated to other notes payable.  Subsequent to March 31, 2017, the borrowings were replaced by a new secured borrowing agreements for $794,000 plus $1,000,000 of new borrowings under the new agreement (See Note 18).
922,784	689,318

Unsecured note payable with a third party with no interest, was due the earlier of November 2016 or the third business day after the closing of a proposed Offering. Pursuant to the note, the Company may borrow up to $1,500,000 upon meeting certain milestones and may be converted into shares of common stock upon default.  The note required a payment of common stock on the 5th trading day after the pricing of the proposed Offering, but no later than December 15, 2016.  The number of common shares will equal $200,000 divided by the lowest of (i) the lowest daily closing price of the common stock during the ten days prior to delivery of the common shares or during the ten days prior to the date of the Purchase Agreement, (ii) 80% of the common stock Offering price of the Offering, (iii) 80% of the unit price Offering price of the Offering, or (iv) the exercise price of any warrants issued in the Offering.  The estimated fair value of $240,000 of the stock is included in accrued liabilities and is being amortized to interest expense over the life of the note.  In connection with the issuance of the note, the Company also issued 20,000 warrants to purchase shares of common stock at an exercise price per share equal to the lesser of (i) 80% of the per share price of the common stock in the Offering, (ii) $25 per share, (iii) 80% of the unit price in the Offering, or (iv) the exercise price of any warrants issued in the Offering and the number of shares will reset upon the closing of the Offering.  The warrants may only be exercised to the extent the holder would own a maximum of 9.99% of the Company's common stock after exercise.  The fair value of $493,590 related to the replacement warrants was recorded as a derivative (see Notes 12 and 15).  Of this fair value amount, $220,000 was recorded as a debt discount and is being amortized over the life of the note and the remaining $273,590 was recorded as a loss on derivative liability.  In the event of borrowing in excess of an initial $500,000, the Company will be required to issue additional warrants with an aggregate exercise amount equal to 100% of the additional amount borrowed with similar terms to the initial warrants issued.  In November 2016, the Company borrowed an addition $250,000 on the note and issued an additional warrant for the purchase of 10,000 shares of common stock with similar terms to the original warrants.  The fair value of $286,171 related to the November 2016 warrants was recorded as a derivative (see Notes 12 and 15).  The fair value was recorded as a debt discount and is being amortized over the remaining life of the note.  In November 2016, the Company amended the note to extend the maturity date to the earlier of January 31, 2017 or the third business day after the closing of the Offering.  In addition, the amendment adjusted the origination shares to equal 20% of the note divided by the lowest of (i) the lowest daily closing price of the common stock during the ten days prior to delivery of the shares or during the ten days prior to the date of the agreement, (ii) 80% of the common stock Offering price of the Offering, (iii) 80% of the unit price Offering price (if applicable), or (iv) 80% of the exercise price of any warrants issued in the Offering.  In December 2016. the Company borrowed an addition $250,000 on the note and issued an additional warrant for the purchase of 10,000 shares of common stock with similar terms to the original warrants.  The fair value of $349,819 related to the December 2016 warrants was recorded as a derivative (see Notes 12 and 15).  The fair value was recorded as a debt discount and is being amortized over the remaining life of the note.  On January 3, 2017, the Company borrowed an additional $200,000 on the note and issued an additional warrant for the purchase of 8,000 shares of common stock with similar terms to the original warrants.  The fair value of $567,753 related to the January 3, 2017 warrants was recorded as a derivative (see Notes 12 and 15).  The fair value was recorded as a debt discount and is being amortized over the remaining life of the note. On January 30, 2017, the Company amended the note to extend the maturity date to the earlier of March 15, 2017 or the third business day after the closing of the Offering. Also on January 30, 2017. the Company borrowed the remaining $300,000 on the note and issued an additional warrant for the purchase of 12,000 shares of common stock with similar terms to the original warrants.  The fair value of $899,598 related to the January 30, 2017 warrants was recorded as a derivative (see Notes 12 and 15).  The fair value was recorded as a debt discount and is being amortized over the remaining life of the note.  On March 3, 2017, the Company amended the note to increase the maximum sum from $1,500,000 to $2,000,000. Also on March 3, 2017, the Company borrowed an additional $200,000 on the note and issued an additional warrant for the purchase of 8,000 shares of common stock with similar terms to the original warrants.  The fair value of $407,947 related to the March 3, 2017 warrants was recorded as a derivative (see Notes 12 and 15).  The Company recorded a loss on extinguishment of debt of $501,969 related to the March 3, 2017 amendment and additional borrowing. Effective March 27, 2017, the Company amended the note to extend the maturity date to the earlier of April 15, 2017 or the third business day after the closing of the Offering. Additionally, the lender agreed to enter into a lock up prohibiting the sale or other transfer of all securities of the Company owned by them for a period of 6 months. In consideration for entering into the lock-up agreement the Company has agreed to pay a $340,000 fee, payable in shares of common stock at a rate of the lowest of (i) 80% of the common stock Offering price of the Offering, (ii) 80% of the unit price Offering price of the Offering (if applicable), or (iii) 80% of the exercise price of any warrants issued in the Offering.  The lock-up agreement was signed subsequent to March 31, 2017.
1,700,000	500,000

Secured line of credit with a third party with interest at 12.25% per annum, due February 2018.  The note is secured by the assets of the Company and may go into default in the event other notes payable go into default subsequent to the effective date of the note.  The Company entered into the line of credit agreement in conjunction with a note payable.  The Company may draw up to the lesser of 80% of certain accounts receivable or $1,500,000 and increase the maximum it may borrow under the agreement up to a total balance of $3,000,000 at $500,000 per increase as the Company meets certain milestones.  The interest rate may also reduce to 10.75% per annum as the Company meets certain milestones.  In conjunction with the line of credit and related note, the Company issued warrants to purchase 24,032 shares of common stock at $32.50 per share with a fair market value of $3,732,100 (see Notes 12 and 15), which resulted in a loss on derivative of $2,309,461.  The Company has recorded prepaid expenses of $44,665, which are being amortized to interest expense over the term of the line of credit.  In September 2016, the Company entered into a forbearance agreement where the lender will forbear from exercising remedies with regard to certain breaches through October 31, 2016 and consented to the Company entering into a purchase agreement with another party and issuance of the note and the warrant thereunder. Effective November 1, 2016, the Company and the lender entered into a forbearance and consent under loan and security agreement. Pursuant to the terms of the forbearance agreement, the lender will forbear from exercising remedies with regard to certain breaches of agreements between the Company and the lender, including the existing agreements as well as the previous forbearance agreement.  Additionally, the lender has provided the Company with the consent required under the existing agreements and previous forbearance agreement to make certain payments to other debt holders from the proceeds of the Offering. The lender also consented to the issuance of the Company's proposed Series G Preferred Stock to certain affiliates of the Company (see Note 13).  In consideration for the new forbearance, the Company has agreed to issue the lender warrants to purchase 130,000 shares of common stock at an exercise price equal to the per share price of the common stock in the Offering, which shall be subject to a 6-month lock-up agreement. The forbearance was in effect through December 31, 2016.  The Company has included the $1,932,577 estimated fair value of the warrants in accrued expenses. The Company recorded a loss on extinguishment of debt of $2,043,715 on the line of credit and its related secured note payable in relation to the forbearance agreement. Effective December 31, 2016, the Company and the lender entered into a third forbearance and consent under loan and security agreement. Pursuant to the terms of the third forbearance, the lender will forbear from exercising remedies with regard to certain breaches of agreements between the Company and the lender, including the existing agreements as well as the previous two forbearances.  Additionally, pursuant to the third forbearance, the lender has provided the Company with the consent required under the existing agreements and prior two forbearances to make certain payments from the proceeds of the Offering. In consideration for the third forbearance, the Company has agreed to issue the lender warrants to purchase 10,000 shares of common stock at an exercise price equal to the per share price of the common stock in the Offering and $50,000 of common stock at 80% of the at the same issue price in of the Offering, which shall be subject to a lock-up agreement. The forbearance set forth in thethird forbearance was in effect through February 15, 2017.  The Company has included the $148,677 estimated fair value of the warrants and $60,000 fair value related to the shares of common stock in accrued expenses. $104,824 of the fair value of the warrants and common stock associated with the line of credit is recorded in prepaid expenses and other assets and is being amortized to interest expense over the remaining life of the line of credit. In February 2017 and March 2017, the lender extended the third forbearance period through March 31, 2017 and April 10, 2017, respectively. In March 2017, the Company modified the line of credit to include an additional secured borrowing of a maximum of $300,000. The Company recorded a loss on extinguishment of debt of $56,741 related to the modification.
1,259,007	929,518

Note payable previously secured by CareServices customer contracts.  In January 2015, the note was amended to reduce the outstanding principal to $375,000, interest at 9% per annum, and payable in 15 monthly installments beginning in February 2015.  The amendment released the collateralized customer contracts and the note payable is guaranteed by both a former Executive Chairman of the Board of Directors and a member of the Board of Directors.  A gain on the extinguishment of the old note of $769,449 was recorded in other income.  In December 2015, the note was amended to extend maturity to January 2018 payable in monthly installments beginning in July 2016, convert $31,252 from accrued interest into principal, interest at 10% per annum, and provide that the note is convertible into common stock at its fair value per share.  The Company recorded a derivative in connection with the convertible feature of the note (see Note 12) and is amortizing the initial $302,690 fair value of the derivative liability over the life of the note.  In February 2016, the note was amended to subordinate to other notes payable also issued during February 2016.  In July 2016, the note was amended to extend the maturity date to the earlier of an equity raise in excess of $10,000,000 or November 2016 and included additional default penalties and payment terms.  In October 2016, the note was amended to extend the maturity date to the earlier of an equity raise in excess of $10,000,000 or December 31, 2016 and included additional default penalties and payment terms.  In December 2016, February 2017 and March 2017, the note was further amended to extend the maturity date to the earlier of an equity raise in excess of $10,000,000 or February 15, 2017, March 31, 2017, and April 30, 2017, respectively.
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
	300,000	300,000

Secured note payable with interest at 12.75% per annum, due May 2017. The note is secured by the assets of the Company and may go into default in the event other notes payable go into default subsequent to the effective date of the note. The Company entered into the agreement in conjunction with a modification to another note payable and line of credit. The note requires payment of a $3,000 modification fee and requires payment of a fee of $50,000 for each thirty days that the loan is outstanding. The Company recorded a loss on extinguishment of debt of $56,741 related to the modification.	300,000	-

Unsecured note payable with interest at 12.25% per annum, due May 2017, subordinated to other notes payable. The note requires payment of a $3,000 closing fee and requires payment of a fee of $50,000 for each thirty days that the loan is outstanding. The $3,000 closing fee is being amortized to interest expense over the remaining term of the note and the $50,000 fees are being accrued as incurred.	300,000	-

Unsecured note payable with interest at 12% per annum, due September 2016, subordinated to other notes payable. In connection with the issuance of the note, the Company issued 2,000 shares of common stock. The $100,000 fair value of the stock was amortized to interest expense over the term of the note. During the three months ended March 31, 2017, the Company entered into a letter agreement related to the remainder of the note to convert the outstanding principal and interest into shares of common stock contingent upon the completion of the Offering (see Note 17).	250,000	250,000

Secured note payable to a third party with interest at 18% per annum, due June 2017.  The note was secured by shares of the Company's common stock held by, and other assets of an entity controlled by, a former Executive Chairman of the Board of Directors.  The note was guaranteed by a former Executive Chairman of the Board of Directors and his related entity and may go into default in the event other notes payable go into default subsequent to the effective date of the note.  Payments on the note were convertible at the holder's option into common stock at 75% of its fair value if not paid by its respective due date, which is subject to a 20 trading day true-up and is adjustable to any lower rates granted through equity sales or other conversion rates provided by issuances of other debt, warrants, options or other instruments, with the exception of other certain raises. The Company recognized a derivative liability related to the conversion feature with a fair value of $181,670, which was recognized as a loss on termination of debt.  In June 2016, $13,713 of principal and $11,287 of accrued interest converted into 953 shares of common stock, pursuant to the terms of the note.  In August 2016, $64,654 of principal and $10,346 of accrued interest converted into 9,203 shares of common stock, pursuant to the terms of the note.  This note was terminated by paying the remaining principal and accrued interest in cash with no additional consideration.
	-	162,539

Unsecured notes with interest at 18% per annum, due April 2013, in default.  The Company issued 20,000 shares of Series D preferred stock as loan origination fees.  The $195,000 fair value of the preferred stock was amortized over the original term of the note.   Principal of $50,000 and accrued interest of $13,333 were converted to common stock in December 2013.  During the three months ended March 31, 2017, the Company entered into a letter agreement related to the remainder of the note to convert the outstanding principal and interest into shares of common stock contingent upon the completion of the Offering (see Note 17).
	64,261	64,261

Total notes payable before discount	14,423,897	13,006,815

Less discount	(1,160,279)	(1,930,060)

Total notes payable	13,263,618	11,076,755

Less current portion	(7,131,781)	(3,722,899)

Notes payable, net of current portion	$6,131,837	$7,353,856

10. Related-Party Notes Payable
The Company had the following related-party notes payable outstanding as of:
March 31,	September 30,
2017	2016
Secured borrowings from entities controlled by an officer who purchased a $2,813,175 customer receivable for $1,710,500.  The Company repurchased the receivable for $1,950,000 less cash received by the entities through March 2015.  The $239,500 difference between the buyback and cash received plus $253,500 of loan origination fees was amortized to interest expense through March 2015.  In September 2015, the note was modified to extend the maturity date to January 2017, with interest at 18% per annum.  The Company added $81,600 of extension fees and issued 6,000 shares of common stock to a lender as part of the modification.  The note is convertible into common stock at $150 per share.  The $540,000 fair value of the common stock was recognized as a loss on extinguishment of debt in fiscal 2015.  In February 2016, the note was amended to subordinate to other notes payable also issued during February 2016, and the conversion price was reduced to $30 per share, which was below the fair value of the Company's stock on the date of the amendment.  The conversion of the note is now limited to a maximum of 40,000 common shares in combination with other convertible notes payable held by the lenders.  The note has a default penalty of 8,407 shares of common stock, in combination with other convertible notes held by the lenders, if not paid by maturity.  The Company recorded the value of the combined beneficial conversion features of $1,400,000 to loss on termination of debt as a result of the amendment.  During the three months ended March 31, 2017, the Company entered into a letter agreement related to the remainder of the note to convert the outstanding principal and interest into shares of common stock contingent upon the completion of the Offering (see Note 17).
$1,721,100	$1,721,100

Unsecured note payable to an entity controlled by an officer with interest at 18% per annum, due January 2017, convertible into common stock at $150 per share.  The Company issued 6,000 shares of common stock to a lender as loan origination fees.  The $540,000 fair value of the common stock was recognized as a loss on extinguishment of debt in fiscal 2015.  In February 2016, the note was amended to subordinate to other notes payable also issued during February 2016, and reduced the conversion price to $30 per share, which was below the fair value of the Company's stock on the date of the amendment.  The conversion of the note is now limited to a maximum of 40,000 common shares in combination with other convertible notes payable held by the lender.  The note has a default penalty of 8,407 shares of common stock, in combination with other convertible notes held by the lender, if not paid by maturity.  The Company recorded the value of the combined beneficial conversion features of $1,400,000 to loss on termination of debt as a result of the amendment.  During the three months ended March 31, 2017, the Company entered into a letter agreement related to the remainder of the note to convert the outstanding principal and interest into shares of common stock contingent upon the completion of the Offering (see Note 17).
1,303,135	1,303,135

Unsecured note payable to an entity controlled by a former Executive Chairman of the Board of Directors with interest at 18% per annum, due January 2017.  In February 2016, notes payable to the same entity, with outstanding balances of $511,005 plus accrued interest of $30,999 combined into this note.   The note is subordinated to notes payable to unrelated parties and is convertible into shares of common stock at $30 per share, which was below the fair value of the Company's stock on the date of the agreement.  The conversion of the note is limited to a maximum of 18,500 common shares.  The Company recorded the value of the beneficial conversion feature of $632,339 to loss on termination of debt.  The note has a default penalty of 1,469 shares of common stock if not paid by maturity. The note may only be converted if the holder owns less than 4.99% of the Company's common stock after conversion.  During the three months ended March 31, 2017, the Company entered into a letter agreement related to the remainder of the note to convert the outstanding principal and interest into shares of common stock contingent upon the completion of the Offering (see Note 17).
542,004	542,004

Unsecured note payable to an entity controlled by an officer with interest at 12% per annum, due September 2016, subordinated to other third party notes payable.  In connection with the issuance of the note, the Company issued 2,000 shares of common stock.  The $70,000 fair value of the stock is being amortized to interest expense over the term of the note.  During the three months ended March 31, 2017, the Company entered into a letter agreement related to the remainder of the note to convert the outstanding principal and interest into shares of common stock contingent upon the completion of the Offering (see Note 17).
	250,000	250,000

Unsecured note payable to a former officer with interest at 12% per annum, due September 2013. This note is in default and is convertible into common stock at $375 per share.	26,721	26,721

Unsecured note payable to an entity controlled by an officer with interest at 18% per annum, due on demand.  In February 2016, the note was amended to subordinate the note to other notes payable also issued during February 2016.  The note is convertible into shares of common stock at $30 per share, which was below the fair value of the Company's stock on the date of the amendment.  The conversion of the note is now limited to a maximum of 40,000 common shares in combination with other convertible notes payable held by the entity.  The note has a default penalty of 8,407 shares of common stock, in combination with other convertible notes held by the entity, if not paid by maturity.  The Company recorded the value of the combined beneficial conversion features of $1,400,000 to loss on termination of debt as a result of the amendment.  In January 2017 and February 2017, the note was amended to extend the maturity date to February 15, 2017 and April 30, 2017, respectively.
	25,463	25,463

Unsecured note payable to a former officer with interest at 15% per annum, due June 2012, in default. The note included a $3,000 loan origination fee added to the principal and is convertible into common stock at $250 per share.	6,912	17,227

Unsecured note payable to a former officer with interest at 12% per annum, due on demand.	-	12,474

Total notes payable, related-party	3,875,335	3,898,124

Less current portion	(3,875,335)	(3,898,124)

Notes payable, related-party, net of current portion	$-	$-

11. Fair Value Measurements
The Company measures the fair values of its assets and liabilities using the US GAAP hierarchy levels as follows:

Level 1	The Company does not have any Level 1 inputs available to measure its assets.
Level 2	Certain of the Company's embedded derivative liabilities are measured on a recurring basis using Level 2 inputs.
Level 3	Certain of the Company's embedded derivative liabilities are measured on a recurring basis using Level 3 inputs.
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
Items measured at fair value on a recurring basis include embedded derivatives related to the Company's warrants and notes payable. During the six months ended March 31, 2017, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The following fair value hierarchy table presents information about the Company's financial liabilities measured at fair value on a recurring basis:
	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2017
Derivatives liability	$-	$291,603	$4,004,524	$4,296,127

September 30, 2016
Derivatives liability	-	281,613	1,772,458	2,054,071
The following is a reconciliation of the opening and closing balances for the derivatives liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended March 31, 2017:

Derivatives Liability
Balance, September 30, 2016	$1,772,458
Issuance of warrants recorded as derivatives	2,511,288
Gain on termination of debt resulting from payments on notes payable	(103,213)
Gain on derivatives liability resulting from changes in fair value	(176,009)
Balance, March 31, 2017	$4,004,524
The Company's embedded derivative liabilities are re-measured to fair value as of each reporting date.  See Note 12 for more information about the valuation methods of derivatives and the inputs used for calculating fair value.

12. Derivatives Liability

The derivatives liability as of March 31, 2017 and September 30, 2016, was $4,296,127 and $2,054,071, respectively. The derivatives liability as of March 31, 2017 and September 30, 2016 is related to a variable conversion price adjustment on outstanding notes payable and warrants.  All of the derivatives outstanding as of September 30, 2015, were eliminated during February 2016, due to the conversion of notes payable into shares of common stock.
During the six months ended March 31, 2017, the Company estimated the fair value of some of the embedded derivatives upon issuance at the end of each reporting period using a binomial option-pricing model with the following assumptions, according to the instrument: exercise price of $15 to $21 per share; risk free interest rate of 0.85% to 1.03%; expected life of 0.78 to 1.03 years; expected dividends of 0%; volatility factor of 260.57% to 271.78%; and stock price of $15 to $21.  During the six months ended March 31, 2017, the Company estimated the fair value of the remaining embedded derivatives upon issuance and at the end of each reporting period using a Monte Carlo valuation model with the following assumptions: exercise prices ranging from $5.00 to $25.00 per share; risk free interest rates ranging from 0.49% to 1.99%; expected lives ranging from 0.21 to 4.88 years; expected dividends of 0%; volatility factors of 128% - 194%; and stock prices ranging from $5 to $25.
During fiscal year 2016, the Company estimated the fair value of some of the embedded derivatives upon issuance, at the end of each reporting period and prior to their conversion and elimination using a binomial option-pricing model with the following assumptions, according to the instrument: exercise prices ranging from $14.50 to $46.75 per share; risk free interest rates ranging from 0.16% to 1.06%; expected lives ranging from 0.05 to 2.09 years; expected dividends of 0%; volatility factors ranging from 125.33% to 510.03%; and stock prices ranging from $15 to $70. During fiscal 2016, the Company estimated the fair value of the remaining embedded derivatives upon issuance and at the end of each reporting period using a Monte Carlo valuation model with the following assumptions: exercise prices ranging from $20 to $125 per share; risk free interest rates ranging from 0.18% to 1.44%; expected lives ranging from 0.04 to 6.40 years; expected dividends of 0%; volatility factors of 129% to 140%; and stock prices ranging from $20 to $475 per share.  The expected lives of the instruments were equal to the average term of the conversion option or expected exercise period of the warrants.  The expected volatility is based on the historical price volatility of the Company's common stock.  The risk-free interest rate represents the US Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.  The Company recognized a gain on derivatives liability for the three months ended March 31, 2017 of $143,961 and a loss on derivatives liability for the three months ended March 31, 2016 of $2,853,180.  The Company recognized a gain on derivatives liability for the six months ended March 31, 2017 of $166,019 and a loss on derivatives liability for the six months ended March 31, 2016 of $2,806,869.
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
Series D Convertible Preferred Stock
The Board of Directors has designated 1,000,000 shares of preferred stock as Series D Convertible Preferred Stock ("Series D Preferred ").  The Series D Preferred votes on an as-converted basis.  The Series D Preferred has a dividend rate of 8%, payable quarterly.  The Company may redeem the Series D Preferred at a redemption price equal to 120% of the original purchase price with 15 days' notice. During the six months ended March 31, 2016, the Company accrued $12,434 of dividends on Series D Preferred.

On January 12, 2017, the Company entered into a letter agreement with a third-party investor, whereby the investor agreed to convert 20,000 shares of Series D Preferred of the Company owned into common stock of the Company based on current redemption value contingent upon the completion of the Offering. As of the date hereof, the current redemption value of such Series D Preferred was $72,000. Pursuant to the letter agreement, the redemption value will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the redemption value by 80% of the per share price of the common stock in the Offering and all dividends cease accruing beginning July 1, 2016.  The investor has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by him for a period of 12 months. If the Offering is not completed by February 15, 2017, the letter agreement and lock-up agreement will terminate.  On February 13, 2017, the Company signed an amendment to the letter agreement and lock-up agreement to extend the expiration dates to March 31, 2017.  On March 27, 2017, the Company signed an amendment to the letter agreement and lock-up agreement to extend the expiration dates to April 30, 2017.  The Company is in the process of negotiating an extension to the letter agreement and lock-up agreement, however, there is no assurance that an extension will be agreed upon.
On January 12, 2017, the Company entered into a letter agreement with an entity affiliated with the Chief Executive Officer, whereby the entity agreed to convert 25,000 shares of Series D Preferred of the Company owned into common stock of the Company based on current redemption value, contingent upon the completion of the Offering. As of the date hereof, the current redemption value of such Series D Preferred was $300,000. Pursuant to the letter agreement, the redemption value will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the redemption value by $22.50 or 13,334 shares and all dividends cease accruing beginning July 1, 2016. The entity has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by it for a period of 12 months. If the Offering is not completed by February 15, 2017, the letter agreement and lock-up agreement will terminate. On February 10, 2017, the Company signed an amendment to the letter agreement and lock-up agreement to extend the expiration dates to March 31, 2017.  On March 27, 2017, the Company signed an amendment to the letter agreement and lock-up agreement to extend the expiration dates to April 30, 2017.  On March 27, 2017, the Company replaced the letter agreement with a new letter agreement where the redemption value will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the redemption value by $6.00 or 50,000 shares and all dividends cease accruing beginning July 1, 2016.  If the Offering is not completed by April 15, 2017, the letter agreement will terminate.  The Company is in the process of negotiating an extension to the letter agreement and lock-up agreement, however, there is no assurance that an extension will be agreed upon.
The Company did not accrue dividends on Series D Preferred during the three and six months ended March 31, 2017 due to these letter agreements.
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
During the three months ended March 31, 2017 and 2016, the Company accrued dividends of $34,178 and $61,315, respectively, payable to Series E Preferred.  During the six months ended March 31, 2017 and 2016, the Company accrued dividends of $68,356 and $145,887, respectively, payable to Series E Preferred.  As of March 31, 2017 and September 30, 2016, the aggregate redemption price for the Series E Preferred was $477,829.
On January 12, 2017, the Company entered into a letter agreement with a director, whereby the director agreed to convert 13,843 shares of Series E Preferred of the Company owned into common stock of the Company, contingent upon the completion of the Offering. As of September 30, 2016, the aggregate amount of $181,297 consisting of accrued dividends, royalty and interest was owed to the director with respect to his Series E Preferred. Pursuant to the letter agreement, the aggregate amount will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the aggregate amount by $17.72 or 10,223 shares. The director has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned for a period of 12 months. If such Offering is not completed by February 15, 2017, the letter agreement and lock-up agreement will terminate. On February 10, 2017, the Company signed an amendment to the letter agreement and lock-up agreement to extend the expiration dates to March 31, 2017.  On March 27, 2017, the Company signed an amendment to the letter agreement and lock-up agreement to extend the expiration dates to April 30, 2017.  The Company is in the process of negotiating an extension to the letter agreement and lock-up agreement, however, there is no assurance that an extension will be agreed upon.

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
During the three and six months ended March 31, 2016, the Company accrued dividends of $182,423 and $495,148, respectively, payable to Series F Preferred stockholders.
Series G Convertible Preferred Stock
During January 2017, the Board of Directors designated 43,220 shares of preferred stock as Series G Convertible Preferred Stock ("Series F Preferred").  Series G Preferred votes on an as-converted basis, has a stated value of $500 per share. The Series G Preferred will automatically convert the stated value of such shares into fully paid and non-assessable shares of common stock of the Company upon (i) the Company's receipt of $50,000,000 or more in gross revenue in a single fiscal year, (ii) the sale of the Company via asset purchase, stock sale, merger or other business combination in which the Company and/or its stockholders receive aggregate gross proceeds of $25,000,000 or more, or (iii) the closing of an underwritten Offering by the Company pursuant to which the Company receives aggregate gross proceeds of at least $10,000,000 in consideration of the purchase of shares of common stock and/or which results in the listing of the Company's common stock on the Nasdaq National Market, the Nasdaq Capital Market, the New York Stock Exchange, or the NYSE MKT. The number of Series G Conversion Shares issuable upon conversion shall equal the stated value divided by the conversion price then in effect. The conversion price of the Series G Preferred is $22.50. Upon the trigger of an automatic conversion, all of the shares of Series G Preferred owned by such Holders will convert into common stock at the conversion price then in effect.
On January 31, 2017, the Company issued 32,415 shares of Series G Preferred to an entity affiliated with the Company's Chief Executive Officer and 10,805 shares of Series G Preferred to a former Chief Executive Officer and consultant to the Company. The consideration for such issuance relates to services rendered to the Company. Each of the two recipients of the Series G Preferred stock have entered into lock-up agreements, as amended, prohibiting the sale or other transfer of the Common Shares issued pursuant to the conversion of the Series G Preferred securities of the Company owned by each of them for the longer of (i) 18 months or (ii) the date the Company first has annual gross revenues in an amount of at least $20,000,000. The lock-up agreements initially expired if the Offering was not completed by February 15, 2017, whose expirations were extended to March 31, 2017 with new agreements signed during February 2017.  The Company is in the process of negotiating extensions to the lock-up agreements, however, there is no assurance that the extensions will be agreed upon.
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
During the six months ended March 31, 2017, the Company did not issue any shares of common stock.
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
During September 2016, the Company granted warrants to purchase 20,000 shares in connection with the acquisition of a note payable at an exercise price per share equal to the lesser of (i) 80% of the per share price of the common stock of the Offering, (ii) $25 per share, (iii) 80% of the unit price in the Offering (if applicable), or (iv) the exercise price of any warrants issued in the Offering. Upon the closing of the Offering, the number of shares issuable under the warrant will reset to an amount of shares equal to the aggregate exercise amount of the warrants (as defined therein) divided by the exercise price then in effect. The warrants expire in September 2021, and may be exercised via cashless exercise. The warrants may only be exercised to the extent the holder would own a maximum of 9.99% of the Company's common stock after exercise. The Company recognized $220,000 of the $493,590 fair value of the warrants as a debt discount, which is being amortized over the life of the borrowing, and recognized the remaining $273,590 as a loss on derivatives liability. In the event the Company borrows additional amounts above the initial $500,000 under the note payable, the Company will be required to issue additional warrants with an aggregate exercise amount equal to 100% of the additional amount borrowed with similar terms to warrants issued as part of the initial borrowing. During the six months ended March 31, 2017, the Company borrowed an additional $1,000,000 on the note and issued warrants for the purchase of 40,000 shares of common stock with the same terms as the initial warrants. The Company recognized the $2,103,341 fair value of the warrants as debt discounts, which are being amortized over the remaining life of the borrowing.  Effective March 3, 2017, the note was amended to increase the maximum principal sum from $1,500,000 to $2,000,000 under which the Company borrowed an additional $200,000 in consideration and issued the lender a warrant to purchase up to 8,000 shares of common stock with the same terms as the warrants previously issued under the previous terms of the note.  The Company recognized the $407,947 fair value of the warrants as part of the total on extinguishment of debt of $501,969.

During the six months ended March 31, 2017, the Company measured the fair value of warrants classified as liabilities on the date of issuance and on each re-measurement date using the Monte Carlo valuation model. For this liability, the Company and specialist developed their own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's common stock, stock price volatility, the contractual term of the warrants, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants uses Level 3 measurements. The following assumptions were used:

Exercise price	$5 - $25
Expected term (years)	0.21 - 4.88
Volatility	128% - 194%
Risk-free rate	0.49% - 1.99%
Dividend rate	0%
Common stock price	$5 - $25
The following table summarizes information about stock options and warrants outstanding as of March 31, 2017:

Options and Warrants	Number of Options and Warrants	Weighted- Average Exercise Price
Outstanding as of October 1, 2016	65,045	$35.06
Granted	48,000	25.00
Forfeited	(971)	679.92
Outstanding as of March 31, 2017	112,074	42.63
Exercisable as of March 31, 2017	105,125	40.40

As of March 31, 2017, the outstanding warrants have an aggregate intrinsic value of $0 and the weighted average remaining term of the warrants was 4.65 years. The total compensation cost related to unvested awards not yet recognized (options, warrants, and shares) was $42,992.
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
In August 2016, the Company received a cash advance for $135,000 from a former Executive Chairman and Chief Executive Officer of the Company.  During the six months ended March 31, 2017, the Company repaid the advance.
17.  Commitments and Contingencies
During the six months ended March 31, 2017, the Company leased office space under a non-cancelable operating lease.  In February 2015, the Company entered into a sublease agreement for part of the office space under the non-cancelable operating lease through the end of the original lease period.  Payments under the sublease were made by the sublessee directly to the Company's landlord.  The non-cancelable operating lease was terminated during June 2015.

During June 2015, the Company entered into a new non-cancelable operating lease for its existing office space, excluding the previously subleased space, with payments beginning in July 2015.  Future minimum rental payments under the non-cancelable operating lease as of March 31, 2017, were as follows:
Years Ending September 30,

2017	$65,817
2018	111,340

$177,157

The Company's rent expense under the new non-cancelable operating lease for six months ended March 30, 2017 and 2016, was approximately $64,000 and $62,000, respectively.
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
During September 2016, the Company issued a note payable to a third party for up to $1,500,000.  The Company initially borrowed $500,000 under the note and may borrow up to $1,500,000 upon meeting certain milestones.  The Company subsequently drew an additional $1,000,000 under the note and issued additional warrants for the purchase of 40,000 shares of common stock at similar terms to warrants issued as part of the initial borrowing.  During March 2017, the note was amended to increase the maximum principal sum from $1,500,000 to $2,000,000 under which the Company borrowed an additional $200,000 in consideration and issued the lender a warrant to purchase up to 8,000 shares of common stock with the same terms as the warrants previously issued under the previous terms of the note.  In the event the Company borrows any part of the remaining $300,000 available, the Company will be required to issue additional warrants with an aggregate exercise amount equal to 100% of the additional amount borrowed with similar terms to warrants issued as part of the initial borrowing.
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
During November 2016, the Company and a lender entered into a forbearance and consent under a loan and security agreement (the "November Forbearance Agreement"). Pursuant to the terms of the November Forbearance Agreement, the lender will forbear from exercising remedies (the "November Forbearance") with regard to certain breaches of agreements between the Company and the lender, including the existing agreements as well as the September Forbearance Agreement.  Additionally, pursuant to the November Forbearance Agreement, the lender has provided the Company with the consent required under the Existing Agreements and September Forbearance Agreement to make certain payments from the proceeds of the Offering. These payments include, but are not limited to (i) payments to holders of the Company's Series E Preferred, (ii) third party note and receivable payments and (iii) repayment of an unsecured note payable issued in September 2016. The lender also consented to the issuance of the Company's Series G Preferred Stock to certain affiliates of the Company.  In consideration for the November Forbearance, the Company has agreed to issue the lender warrants to purchase 130,000 shares of common stock at an exercise price equal to the per share price of the common stock in the Offering, which shall be subject to a 12-month lock-up agreement.  The $1,932,577 estimated fair value of the warrants has been included in accrued expenses as of March 31, 2017. The Forbearance set forth in the November Forbearance Agreement was in effect through December 31, 2016.  Effective December 31, 2016, the Company and the lender entered into a forbearance and consent under loan and security agreement (the "December Forbearance"). Pursuant to the terms of the December Forbearance, the lender will forbear from exercising remedies with regard to certain breaches of agreements between the Company and the lender, including the existing agreements as well as the September Forbearance and November Forbearance.  Additionally, pursuant to the December Forbearance, the lender has provided the Company with the consent required under the Existing Agreements, September Forbearance and November Forbearance to make certain payments from the proceeds of the Company's Offering. In consideration for the December Forbearance, the Company has agreed to issue the lender warrants to purchase 10,000 shares of common stock at an exercise price equal to the per share price of the common stock in the Offering and $50,000 of common stock at 80% of the at the same issue price in of the Offering, which shall be subject to a lock-up agreement.  The $148,677 estimated fair value of the warrants and $60,000 fair value of the stock has been included in accrued expenses as of March 31, 2017.  The forbearance set forth in the December Forbearance was in effect through February 15, 2017.  On February 15, 2017, the lender extended the December Forbearance period through March 31, 2017.  On March 28, 2017, the lender extended the December Forbearance period through April 10, 2017.  The Company is in the process of negotiating an extension to the letter agreement and lock-up agreement, however, there is no assurance that an extension will be agreed upon.

Effective November 1, 2016, the Board approved the 2016 Incentive Stock Option plan providing for the issuance of options to purchase up to 377,250 shares.  No shares have been approved under the Plan as of March 31, 2017.
On January 12, 2017, the Company entered into letter agreements (together the "Note Holder Letter Agreements") with eight (8) investors (each a "Note Holder" and together the "Note Holders") holding convertible notes payable whereby the Note Holders agreed to convert all monies due them under the Notes into restricted shares of common stock (the "Note Conversion Shares") and warrants to purchase common stock (the "Note Conversion Warrants" and together with the Note Conversion Shares, the "Note Conversion Securities"), all contingent upon the completion of the Company's contemplated public Offering of securities. As incentive to enter into the Note Holder Letter Agreements, the Company agreed to add approximately $1,687,811 to the outstanding principal and interest as of October 31, 2016, effectively making the total obligation due to Note Holders an aggregate of $8,000,000 (the "Total Note Obligation"). Pursuant to the Note Holder Letter Agreements, the Total Note Obligation will automatically convert upon consummation of the Offering into the Note Conversion Securities at the combined price per share and warrant paid by investors in the Offering (the "Conversion Price"). The terms of the Note Conversion Warrants will be substantially similar to the Warrants being included in the Offering, except such Note Conversion Warrants will be a restricted security and will not publicly trade on NASDAQ. In addition, the Note Holders currently hold warrants to purchase an aggregate of 11,070 shares that will be terminated upon the consummation of the Offering. In consideration of such termination, the Note Holders will be issued new warrants to purchase an identical number of shares of Common Stock at an exercise price equal to the Conversion Price, as defined in the agreements. Each person entering into the Note Holder Letter Agreements have entered into lock-up agreements prohibiting the sale or other transfer of any securities of the Company owned by such persons for a period of 6 months. If such Offering is not completed by February 15, 2017, the Note Holder Letter Agreements and lock-up agreements will terminate.  During February 2017, prior to the expiration of the existing agreements, the Note Holders signed amendments to their respective Note Holder Letter Agreements and lock-up agreements to extend the expiration dates to March 31, 2017.  During March 2017, prior to the expiration of the existing agreements, the Note Holders signed amendments to their respective Note Holder Letter Agreements and lock-up agreements to extend the expiration dates to April 30, 2017.  The Company is in the process of negotiating an extension to the letter agreement and lock-up agreement, however, there is no assurance that an extension will be agreed upon.
On January 12, 2017, the Company entered into a letter agreement with a third-party lender, whereby the lender agreed to convert all monies due under that certain subordinated promissory note into common stock of the Company, contingent upon the completion of the Offering. As of September 30, 2016, the aggregate amount of $101,814 was owed pursuant to the note. Pursuant to the letter agreement, the aggregate amount owed, together with interest accruing subsequent to September 30, 2016, will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the aggregate amount owed by 80% of the per share price of the common stock in the Offering. The lender has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned for a period of 6 months.  If such Offering is not completed by February 15, 2017, the letter agreement and lock-up agreement will terminate. On February 13, 2017, the Company signed an amendment to the letter agreement and signed a new lock-up agreement to extend the expiration dates to March 31, 2017.  The Company is in the process of negotiating an extension to the letter agreement and lock-up agreement, however, there is no assurance that an extension will be agreed upon.
On January 12, 2017, the Company entered into a letter agreement with a third-party lender, whereby the lender agreed to convert all monies due him under that certain subordinated promissory note into common stock of the Company, contingent upon the completion of the Offering.  As of September 30, 2016 the aggregate amount of $265,616 was owed pursuant to the note. Pursuant to the letter agreement, the aggregate amount owed, together with interest accruing subsequent to September 30, 2016, will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the aggregate amount owed by 80% of the per share price of the common stock in the Offering. The lender has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by him for a period of 6 months.  The letter agreement extends the due date of the note to the earlier of the completion of the Offering or February 15, 2017.  On February 10, 2017, the Company signed an amendment to the letter agreement and lock-up agreement to extend the expiration dates to March 31, 2017.  The Company is in the process of negotiating an extension to the letter agreement and lock-up agreement, however, there is no assurance that an extension will be agreed upon.

On January 12, 2017, the Company entered into a letter agreement with a third-party vendor, whereby such vendor agreed to convert all monies due from the Company pursuant to certain accounts payable into common stock of the Company, contingent upon the completion of the Offering. As of September 30, 2016, the aggregate amount of $73,667 was owed to the vendor. Pursuant to the letter agreement, the aggregate amount owed will automatically convert upon consummation of the Offering of securities into such number of restricted shares of the Company's common stock calculated by dividing the aggregate amount owed by the per share price of the common stock in the Offering. The vendor has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by it for a period of 6 months. If such Offering is not completed by February 15, 2017, the letter agreement and lock-up agreement will terminate. On February 13, 2017, the Company signed an amendment to the letter agreement and signed a new lock-up agreement to extend the expiration dates to March 31, 2017.  The Company is in the process of negotiating an extension to the letter agreement and lock-up agreement, however, there is no assurance that an extension will be agreed upon.
On January 12, 2017, the Company entered into a letter agreement with a director of the Company whereby the director agreed to convert a portion of monies due him from the Company from unpaid board service fees into common stock of the Company, contingent upon the completion of the Offering. As of October 31, 2016, the aggregate amount of $42,500 was owed to the director. Pursuant to the letter agreement, the unpaid fees will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the unpaid fees by $17.50 or 2,426 shares. The director has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by him for a period of 12 months. If such Offering is not completed by February 15, 2017, the letter agreement and lock-up agreement will terminate. On February 10, 2017, the Company signed an amendment to the letter agreement and lock-up agreement to extend the expiration dates to March 31, 2017.  On March 27, 2017, the Company signed an amendment to the letter agreement and lock-up agreement to extend the expiration dates to April 30, 2017.  The Company is in the process of negotiating an extension to the letter agreement and lock-up agreement, however, there is no assurance that an extension will be agreed upon.
On January 12, 2017, the Company entered into a second letter agreement with the director, whereby the director agreed to convert 13,843 shares of Series E Preferred of the Company owned into common stock of the Company, contingent upon the completion of the Offering. As of September 30, 2016, the aggregate amount of $181,297 consisting of accrued dividends, royalty and interest was owed to the director with respect to his Series E Preferred. Pursuant to the second letter agreement, the aggregate amount will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the aggregate amount by $17.72 or 10,223 shares. The director has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned for a period of 12 months. If such Offering is not completed by February 15, 2017, the letter agreement and lock-up agreement will terminate. On February 10, 2017, the Company signed an amendment to the letter agreement and lock-up agreement to extend the expiration dates to March 31, 2017.  On March 27, 2017, the Company signed an amendment to the letter agreement and lock-up agreement to extend the expiration dates to April 30, 2017.  The Company is in the process of negotiating an extension to the letter agreement and lock-up agreement, however, there is no assurance that an extension will be agreed upon.
On January 12, 2017, the Company entered into a letter agreement with entities controlled by the Chief Executive Officer, whereby each of such parties agreed to convert all monies due pursuant to three separate promissory notes into common stock of the Company, contingent upon the completion of the Offering. As of September 30, 2016, the aggregate amount of $3,876,737 was owed to the holders pursuant to the notes payable. Pursuant to the letter agreement, the aggregate amount owed, together with interest accruing subsequent to September 30, 2016, will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the aggregate amount owed by $22.50, or 172,300 shares, exclusive of interest accruing subsequent to September 30, 2016. Each of the parties subject to the letter agreement have entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by such parties for a period of 12 months. The letter agreement extends the due date of the notes to the earlier of the Offering or February 15, 2017.  On February 10, 2017, the Company signed an amendment to the letter agreement and signed a new lock-up agreement to extend the expiration dates to March 31, 2017.  On March 27, 2017, the Company signed an amendment to the letter agreement and lock-up agreement to extend the expiration dates to April 30, 2017.  On March 27, 2017, the Company replaced the letter agreement with a new letter agreement where the redemption value will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the redemption value by $6.00 per share.  If the Offering is not completed by April 15, 2017, the letter agreement will terminate.  The Company is in the process of negotiating an extension to the letter agreement and lock-up agreement, however, there is no assurance that an extension will be agreed upon.
On January 12, 2017, the Company entered into a letter agreement with an entity controlled by a former Executive Chairman and a current consultant to the Company, whereby the entity agreed to convert all monies due it under a promissory note into common stock of the Company, contingent upon the completion of the Offering. As of September 30, 2016, the aggregate amount of $602,145 was owed to the entity pursuant to the promissory note. Pursuant to the letter agreement, the aggregate amount owed, together with interest accruing subsequent to September 30, 2016, will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the redemption value by 80% of the per share price of the common stock in the Offering, exclusive of interest accruing subsequent to September 30, 2016.  The entity has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by it for a period of 6 months. If the Offering is not completed by February 15, 2017, the letter agreement and lock-up agreement will terminate. On February 13, 2017, the Company signed an amendment to the letter agreement and signed a new lock-up agreement to extend the expiration dates to March 31, 2017.  The Company is in the process of negotiating an extension to the letter agreement and lock-up agreement, however, there is no assurance that an extension will be agreed upon.

On January 12, 2017, the Company entered into a letter agreement with a third-party investor, whereby the investor agreed to convert 20,000 shares of Series D Preferred of the Company owned into common stock of the Company based on current redemption value contingent upon the completion of the Offering. As of the date hereof, the current redemption value of such Series D Preferred was $72,000. Pursuant to the letter agreement, the redemption value will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the redemption value by 80% of the per share price of the common stock in the Offering and all dividends cease accruing beginning July 1, 2016.  The investor has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by him for a period of 12 months. If the Offering is not completed by February 15, 2017, the letter agreement and lock-up agreement will terminate.  On February 13, 2017, the Company signed an amendment to the letter agreement and lock-up agreement to extend the expiration dates to March 31, 2017.  On March 27, 2017, the Company signed an amendment to the letter agreement and lock-up agreement to extend the expiration dates to April 30, 2017.  The Company is in the process of negotiating an extension to the letter agreement and lock-up agreement, however, there is no assurance that an extension will be agreed upon.
On January 12, 2017, the Company entered into a letter agreement with an entity affiliated with the Chief Executive Officer, whereby the entity agreed to convert 25,000 shares of Series D Preferred of the Company owned into common stock of the Company based on current redemption value, contingent upon the completion of the Offering. As of the date hereof, the current redemption value of such Series D Preferred was $300,000. Pursuant to the letter agreement, the redemption value will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the redemption value by $22.50 or 13,334 shares and all dividends cease accruing beginning July 1, 2016. The entity has entered into a lock-up agreement prohibiting the sale or other transfer of all securities of the Company owned by it for a period of 12 months. If the Offering is not completed by February 15, 2017, the letter agreement and lock-up agreement will terminate. On February 10, 2017, the Company signed an amendment to the letter agreement and lock-up agreement to extend the expiration dates to March 31, 2017.  On March 27, 2017, the Company signed an amendment to the letter agreement and lock-up agreement to extend the expiration dates to April 30, 2017.  On March 27, 2017, the Company replaced the letter agreement with a new letter agreement where the redemption value will automatically convert upon consummation of the Offering into such number of restricted shares of the Company's common stock calculated by dividing the redemption value by $6.00 or 50,000 shares and all dividends cease accruing beginning July 1, 2016.  If the Offering is not completed by April 15, 2017, the letter agreement and lock-up agreement will terminate.  The Company is in the process of negotiating an extension to the letter agreement and lock-up agreement, however, there is no assurance that an extension will be agreed upon.
Effective April 1, 2017, the Company entered into a letter agreement (the "Telecare Letter Agreement"), with Telecare Medical Supply, LLC, the sole supplier of our cellular glucometers and other testing supplies ("Telecare"), and the payee of a certain Non-Negotiable Promissory Note in the original principal amount of approximately $2,524,000 (the "Amended and Restated Telecare Note"). Pursuant to the Telcare Letter Agreement, Telecare has agreed to convert all monies due it from the Company pursuant to the Telecare Note into restricted shares of common stock (the "Telecare Conversion Shares"), all contingent upon the completion of this offering. As of March 31, 2016, Telecare is owed the principal amount of $1,773,937 ("Telecare Principal Amount"), along with accrued interest of $3,675 through March 31, 2017 (the "Telecare Interest Amount" and, together with the Principal Amount, the "Telecare Note Obligation"). As incentive to enter into the Telecare Letter Agreement, the Company agreed to add approximately $502,388 to the Telecare Note Obligation effectively making the total obligation due to Telecare an aggregate of $2,280,000 (the "Total Telecare Obligation"). Pursuant to the Telecare Letter Agreement, the Total Telecare Obligation will automatically convert upon consummation of the Offering into the Telecare Conversion Shares at the combined price per share and warrant paid by investors in the Offering (the "Conversion Price").  If the Offering is not completed by April 30, 2017, the letter agreement and lock-up agreement will terminate.  The Company is in the process of negotiating an extension to the letter agreement and lock-up agreement, however, there is no assurance that an extension will be agreed upon.

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
18. Subsequent Events
Subsequent to March 31, 2017, the Company entered into the following agreements and transactions:
(1)
On April 17, 2017, the Company entered into a factoring agreement with an existing third party lender. The factoring agreement provides for an advance of $1,794,000, comprised of $1,000,000 in cash and the consolidation of $794,000 from four prior factoring agreements into the amounts owed under the factoring agreement (collectively, the "Funds"). In consideration for the Funds, the Company sold to the lender all future receipts until the total amount of $2,511,601 has been paid. The factoring agreement requires payment of the minimum daily amount of $12,999.99 for 193 days. The $1,794,000 can be reduced if repayment occurs more quickly. Repayment of the amounts owing is with recourse and secured by all accounts, chattel paper, documents, equipment, general intangibles, instruments, and inventory of the Company. The lender, however, has subordinated its security interest to other notes payable.  The amount owed to the lender is personally guaranteed by the Company's Chief Executive Officer.

(2)
On April 17, 2017, the Company and a customer entered into a Joint Venture Agreement, effective March 31, 2017 (the "JV Agreement") with Colorado Choice Health Plans ("CCHP"). Under the JV Agreement: (i) CCHP is providing various services to the Company to improve the Company's diabetes programs, (ii) the Company loaned CCHP $500,000 under a debenture note, and (iii) the JV Agreement will terminate upon the later of (a) repayment of the debenture note or (b) the one year anniversary of the JV Agreement. The debenture note: (i) bears interest at the rate of five percent per annum, (ii) is subordinated to the rights of CCHP policyholders, claimants and beneficiary claims and all other classes of CCHP creditors other than subordinated debenture holders, (iii) does not become a liability of CCHP until and unless the Commissioner of the Colorado Department of Regulatory Agencies, Division of Insurance ("Division of Insurance") authorizes repayment of the debenture agreement, and shall be treated by CCHP as surplus until the time of such approval, (iv) is only repayable from available funds in excess of CCHP's minimum net surplus required to be maintained by the Division of Insurance, and (v) is otherwise repayable on March 31, 2018, assuming approval by the Division of Insurance.

(3)
On April 19, 2017, the Company amended a note payable, with balance of $1,700,000 as of March 31, 2017, to extend the maturity date to the earlier of May 20, 2017 or the third business day after the closing of the Offering.  Additionally, the date by which the origination shares must be delivered was extended to the fifth trading day after the pricing of the Offering, but in no case later than May 20, 2017.

(4)
During April 2017, the Company received a letter from a significant customer dated April 25, 2017 notifying the Company of the termination its customer agreement effective July 1, 2017. This customer represented 56% and 47% of revenues during the three and six months ended March 31, 2017, respectively.

(5)	During April, 2017 the Company issued 7,000 shares of common stock to business development contractor pursuant to a services arrangement in consideration for services rendered.
(6)
Effective April 3, 2017, the Company entered into a letter agreement (the "Telecare Letter Agreement"), with Telecare Medical Supply, LLC, the sole supplier of our cellular glucometers and other testing supplies ("Telecare"), and the payee of a certain Non-Negotiable Promissory Note in the original principal amount of approximately $2,524,000 (the "Amended and Restated Telecare Note"). Pursuant to the Telcare Letter Agreement, Telecare has agreed to convert all monies due it from the Company pursuant to the Telecare Note into restricted shares of common stock (the "Telecare Conversion Shares"), all contingent upon the completion of this offering. As of March 31, 2017, Telecare is owed the principal amount of $1,773,937 ("Telecare Principal Amount"), along with accrued interest of $3,675 through March 31, 2017 (the "Telecare Interest Amount" and, together with the Principal Amount, the "Telecare Note Obligation"). As incentive to enter into the Telecare Letter Agreement, the Company agreed to add approximately $502,388 to the Telecare Note Obligation effectively making the total obligation due to Telecare an aggregate of $2,280,000 (the "Total Telecare Obligation"). Pursuant to the Telecare Letter Agreement, the Total Telecare Obligation will automatically convert upon consummation of the Offering into the Telecare Conversion Shares at the combined price per share and warrant paid by investors in the Offering (the "Conversion Price").  If the Offering is not completed by April 30, 2017, the letter agreement and lock-up agreement will terminate.

(7)
As of the date of this report, notes payable due to unrelated parties with total principal amounts of $11,501,114, owing as of March 31, 2017, are past due, in default, and unpaid.  In addition, notes payable due to related parties with total principal amounts of $3,875,335, as of March 31, 2017, are past due, in default and unpaid.  These defaults include obligations owed to Partners for Growth, which are in excess of $2,875,000 and which are secured by substantially all assets of the Company.

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

Going Concern

We have financed operations primarily through the sale of equity securities, long-term debt and short-term debt. Until revenues are sufficient to meet our needs, we will continue to attempt to secure financing through equity or debt securities. We continue to incur negative cash flows from operating activities and net losses. We had minimal cash, negative working capital, and negative total equity as of March 31, 2017 and September 30, 2016, and are in default with respect to certain debt. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

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

Research and Development Program

During the three and six months ended March 31, 2017, we spent approximately $83,000 and $251,000, respectively, compared to $59,000 and $81,000 during the same periods in 2016, on research and development related to chronic illness monitoring. The research and development program focuses on ongoing improvements to methods and systems along with new technologies for the capture and analysis of data, as well as scalable architectures to migrate to production applications and deployments.

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

During the three and six months ended March 31, 2017, the Company measured the fair value of warrants classified as liabilities on the date of issuance and on each re-measurement date using the Monte Carlo valuation model. For this liability, the Company and valuation specialists developed their own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's common stock, stock price volatility, the contractual term of the warrants, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants uses Level 3 measurements.

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

Impairment of Long-Lived Assets

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to twenty years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. No long-lived assets were considered to be impaired as of March 31, 2017.

Extinguishment of Debt

We compare the cash flows of a modified note payable on the date of modification to the original terms of the note payable. The original note is derecognized and a gain or loss on the extinguishment is recognized if the present value of the cash outflows of the original note payable is 10% or more than the modified note payable.

Revenue Recognition

During the three and six months ended March 31, 2017 and the comparable periods from 2016, revenues came from Chronic Illness Monitoring products and services. Information regarding revenue recognition policies relating to Chronic Illness Monitoring is contained in the following paragraphs.

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
Results of Operations
Three Months Ended March 31, 2017 and 2016
Revenues
Revenues for the three months ended March 31, 2017 were $1,853,000 compared to $1,597,000 for the same period in 2016, an increase of $256,000.  The increase is primarily due to an increase in monitoring supplies revenues, which increase was offset, in part, by a decrease in monitoring revenues.
Cost of Revenues
Cost of revenues for the three months ended March 31, 2017 was $1,225,000, compared to $1,262,000 for the same period in 2016, a decrease of $37,000.  The decrease in cost of revenues is primarily due to a decrease in the cost of supplies from our vendors.
Gross Profit
Gross profit for the three months ended March 31, 2017 was $628,000, compared to $335,000 for the same period in 2016, an increase of $293,000 as a result of an increase in revenues and a reduction in the cost of revenues.  We expect gross profit to improve throughout the remainder of fiscal year 2017 as we acquire more Chronic Illness Monitoring members and retain existing members.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2017 were $1,947,000, compared to $2,428,000 for the same period in 2016, a decrease of $481,000.  Included in selling, general and administrative expenses is $628,000 and $1,073,000 of stock-based compensation incurred during the three months ended March 31, 2017 and 2016, respectively.  The decrease in expenses incurred is due primarily to decreases in stock-based compensation expense and legal and professional fees, offset, in part, by an increase in payroll and payroll tax expenses.
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2017 were $83,000, compared to $59,000 for the same period in 2016, an increase of $24,000. The increase was due to continued investing in research and development as we develop new products and platforms for Chronic Illness Monitoring.  We expect to continue invest into innovating new products as funds become available.
Gain (Loss) on Derivatives Liability
Gain on derivatives liability for the three months ended March 31, 2017 was $144,000, compared to a loss of $2,853,000 for the same period in 2016.  The derivative liability recorded as of March 31, 2017 and 2016 relate to variable conversion price adjustments on outstanding notes payable and warrants.
Interest Expense
Interest expense for the three months ended March 31, 2017 was $3,102,000, compared to $631,000 for the same period in 2016, an increase of $2,471,000.  The increase was primarily due to amortization of note payable discounts related to warrants, shares and other costs accrued, issued or paid in connection with notes payable agreements entered into and/or amended during the fiscal years 2017 and 2016.
Loss on Extinguishment of Debt
During January 2017, we terminated a note payable to a third party for cash and incurred no additional fees.  The note had an associated derivative that resulted in a gain on extinguishment of debt of $64,000.
During March 2017, we modified notes payable to third parties to add additional borrowing capabilities under existing note payable agreements.  These modifications resulted in an aggregate loss on extinguishment of debt of $559,000.
During February 2016, we terminated notes payable to third parties with outstanding principal, net of discounts, of $697,000 and accrued interest of $39,000, for $1,123,000 in cash, and incurred fees in connection with these terminations of $50,000 to third parties and $75,000 to a related party, which resulted in a loss on extinguishment of debt of $512,000.

During February 2016, we modified notes payable to related parties to subordinate to other notes payable also issued during February 2016.  The modifications also reduced the conversion price of the related-party notes to $30.00 per common share, which was below the fair value of the stock on the date of the modifications, and limited conversion to a maximum of 58,500 shares of common stock.  The modifications resulted in a loss on extinguishment of debt of $2,032,000. Also during February 2016, we modified a note payable to subordinate it to notes payable also issued during February 2016, and reduced the conversion price of the modified note to $30.00 per common share, which resulted in a loss on extinguishment of debt of $381,000.
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
During February 2016, notes payable with outstanding principal balances totaling $350,000 plus accrued interest of $16,000 were converted into 18,576 shares of common stock, at $20.00 per common share, which was below the fair value of the stock on the date of conversion.  The conversion resulted in a loss on induced conversion of debt of $148,000 and a gain on extinguishment of debt of $64,000.
Loss on Induced Conversions of Debt
During February 2016, we converted notes payable with outstanding principal balances totaling $233,333 into 11,600 shares of common stock, at $20.00 per common share, which was below the fair value of the Company's stock on the date of conversion, which resulted in a loss on induced conversion of debt of $231,000.
During February 2016, we converted notes payable with outstanding principal balances totaling $350,000 plus accrued interest of $16,000 into 18,576 shares of common stock, at $20.00 per common share, which was below the fair value of the stock on the date of conversion.  The conversion resulted in a loss on induced conversion of debt of $148,000 and a gain on extinguishment of debt of $64,000.
Net Loss
Net loss for the three months ended March 31, 2017, was $4,855,000 compared to a net loss of $8,772,000 for the same period in 2016, for the reasons described above.
Dividends on Preferred Stock
Dividends on preferred stock for the three months ended March 31, 2017, were $34,000, compared to $250,000 for the same period in 2016.  The decrease was primarily due to the conversion of Series F Preferred into convertible notes payable and common stock during February 2016 and the reduction in the Series E Preferred  dividend rate.
Deemed Dividends on Redemption of Preferred Stock
During February 2016, we redeemed all 5,361 outstanding shares of our Series F Convertible Preferred Stock ("Series F preferred stock") and related accrued dividends in exchange for 20,005 shares of common stock and notes payable of $5,900,000. We also exchanged warrants held by Series F preferred stockholders for the purchase 11,070 shares of common stock for new warrants for the purchase of the same number of shares with new terms. We recorded a deemed dividend of $6,484,000 as a result of these transactions.
Six Months Ended March 31, 2017 and 2016
Revenues
Revenues for the six months ended March 31, 2017 were $3,715,000 compared to $3,685,000 for the same period in 2016, an increase of $30,000.  The increase is primarily due to an increase in monitoring supplies revenues, which increase was offset, in part, by a decrease in monitoring revenues.
Cost of Revenues
Cost of revenues for the six months ended March 31, 2017 was $2,525,000, compared to $2,855,000 for the same period in 2016, a decrease of $330,000.  The decrease in cost of revenues is primarily due to a decrease in the cost of supplies from our vendors.
Gross Profit
Gross profit for the six months ended March 31, 2017 was $1,190,000, compared to $829,000 for the same period in 2016, an increase of $361,000 as a result of an increase in revenues and a reduction in the cost of revenues.  We expect gross profit to improve throughout the remainder of fiscal year 2017 as we acquire more Chronic Illness Monitoring members and retain existing members.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended March 31, 2017 were $3,157,000, compared to $4,774,000 for the same period in 2016, a decrease of $1,617,000.  Included in selling, general and administrative expenses is $640,000 and $2,253,000 of stock-based compensation incurred during the six months ended March 31, 2017 and 2016, respectively.  The decrease in expenses incurred is due primarily to decreases in stock-based compensation expense and legal and professional fees, offset, in part, by an increase in payroll and payroll tax expenses.
Research and Development Expenses
Research and development expenses for the six months ended March 31, 2017 were $251,000, compared to $81,000 for the same period in 2016, an increase of $170,000. The increase was due to continued investing in research and development as we develop new products and platforms for Chronic Illness Monitoring.  We expect to continue invest into innovating new products  as funds become available.
Gain (Loss) on Derivatives Liability
Gain on derivatives liability for the six months ended March 31, 2017 was $166,000, compared to a loss of $2,807,000 for the same period in 2016.  The derivative liability recorded as of March 31, 2017 and 2016 relate to variable conversion price adjustments on outstanding notes payable and warrants.
Interest Expense
Interest expense for the six months ended March 31, 2017 was $4,658,000, compared to $1,122,000 for the same period in 2016, an increase of $3,536,000.  The increase was primarily due to amortization of note payable discounts related to warrants, shares and other costs accrued, issued or paid in connection with notes payable agreements entered into and/or amended during the fiscal years 2017 and 2016.

Loss on Extinguishment of Debt
During the six months ended March 31, 2017, in addition to the loss on extinguishment described below, we recognized a gain on extinguishment of debt of $40,000 on the partial extinguishment of a derivative on a note payable as payments were made.
During November 2016, we entered into a forbearance agreement related to a secured note payable and related line of credit which requires the issuance of a warrant for the purchase of 130,000 shares of common stock upon the closing of the offering, which resulted in a loss on extinguishment of debt of $2,044,000 related to the extinguishment of debt related to the forbearance agreement on a secured note payable and related line of credit.

During March 2017, we modified notes payable to third parties to add additional borrowing capabilities under existing note payable agreements.  These modifications resulted in an aggregate loss on extinguishment of debt of $559,000.
During February 2016, we terminated notes payable to third parties with outstanding principal, net of discounts, of $697,000 and accrued interest of $39,000, for $1,123,000 in cash, and incurred fees of $50,000 to third parties and $75,000 to a related party, which resulted in a loss on extinguishment of debt of $512,000 in connection with these terminations.
During February 2016, we modified notes payable to related parties to subordinate to notes payable also issued during February 2016.  The modifications also reduced the conversion price to $30.00 per common share, which was below the fair value of the stock on the date of the modifications, and limited conversion to a maximum of 58,500 shares of common stock, which was below the fair value of the stock on the date of the modifications.  The modifications resulted in a loss on extinguishment of debt of $2,032,000. Also during February 2016, we modified a note payable to subordinate to notes payable also issued during February 2016, reducing the conversion price to $30.00 per common share, which resulted in a loss on extinguishment of debt of $381,000.
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
During February 2016, notes payable with outstanding principal balances totaling $350,000 plus accrued interest of $16,000 were converted into 18,576 shares of common stock, at $20.00 per common share, which was below the fair value of the stock on the date of conversion.  The conversion resulted in a loss on induced conversion of debt of $148,000 and a gain on extinguishment of debt of $64,000.
Loss on Induced Conversions of Debt
During February 2016, we converted notes payable with outstanding principal balances totaling $233,333 into 11,600 shares of common stock, at $20.00 per common share, which was below the fair value of the Company's stock on the date of conversion, which resulted in a loss on induced conversion of debt of $231,000.
During February 2016, we converted notes payable with outstanding principal balances totaling $350,000 plus accrued interest of $16,000 into 18,576 shares of common stock, at $20.00 per common share, which was below the fair value of the stock on the date of conversion.  The conversion resulted in a loss on induced conversion of debt of $148,000 and a gain on extinguishment of debt of $64,000.
Net Loss
Net loss for the six months ended March 31, 2017, was $9,209,000 compared to a net loss of $11,091,000 for the same period in 2016, for the reasons described above.
Deemed Dividend on Preferred Stock
During February 2016, we redeemed all 5,361 outstanding shares of our Series F preferred stock and related accrued dividends in exchange for 20,005 shares of common stock and notes payable of $5,900,000.  We also exchanged warrants held by Series F preferred stockholders for the purchase 11,070 shares of common stock for new warrants for the purchase of the same number of shares with new terms.  We recorded a deemed dividend of $6,484,000 as a result of these transactions.
Dividends on Preferred Stock
Dividends on preferred stock for the six months ended March 31, 2017, were $68,000, compared to $653,000 for the same period in 2016.  The decrease was primarily due to the conversion of Series F Preferred into convertible notes payable and common stock during February 2016 and the reduction in the Series E Preferred  dividend rate.

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
Our cash balance as of March 31, 2017, was $493,000.  At that time, we had a working capital deficit of $22,711,000, compared to a working capital deficit of $12,871,000 as of September 30, 2016.  The increase in working capital deficit is primarily due to additions to accounts payable, accrued expenses, notes payable, and derivatives liabilities related to the issuance of notes payable and related warrants, offset, in part, by additions to cash, accounts receivable, and inventory.
Operating activities for the six months ended March 31, 2017, used cash of $478,000, compared to $2,244,000 for the same period in 2016.  The decrease in cash used in operating activities is primarily due to the increase in accounts payable during the six months ended March 31, 2017, compared to the same period in 2016, offset, in part, by the increase in accounts receivable and inventory during the six months ended March 31, 2017, compared to the increase in accounts receivable and decrease in inventory for the same period in 2016.
Investing activities for the six months ended March 31, 2017, used cash of $3,000, compared to $4,000 for the same period in 2016. The decrease in cash used in investing activities is primarily due to decreased purchases of property and equipment during the six months ended March 31, 2017, compared to the same period in 2016.
Financing activities for the six months ended March 31, 2017, provided cash of $806,000, compared to $2,224,000 for the same period in 2016. The decrease in cash provided by financing activities is primarily due to a net decrease in proceeds from the issuance of notes payable and net increase in principal payments on notes payable during the six months ended March 31, 2017, compared to the same period in fiscal year 2016.
We had an accumulated deficit as of March 31, 2017, of $117,456,000, compared to $108,179,000 as of September 30, 2016.  Our total stockholders' deficit as of March 31, 2017, was $28,749,000 compared to $20,111,000 as of September 30, 2016.  These changes were primarily due to our net loss during the six months ended March 31, 2017.
During April 2017, the Company received a letter from a significant customer dated April 25, 2017 notifying the Company of the termination its customer agreement effective July 1, 2017. This customer represented 56% and 47% of revenues during the three and six months ended March 31, 2017, respectively. If the Company is not able to replace the revenues generated by this customer, of which there can be no assurance, it will result in a material reduction in revenues beginning in July 2017.
As of the date of this report, notes payable due to unrelated parties with total principal amounts of $11,501,114, owing as of March 31, 2017, are past due, in default, and unpaid.  In addition, notes payable due to related parties with total principal amounts of $3,875,335, as of March 31, 2017, are past due, in default and unpaid.  These defaults include obligations owed to Partners for Growth, which are in excess of $2,875,000 and which are secured by substantially all assets of the Company.
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
Recent Developments
Subsequent to March 31, 2017, the Company entered into the following agreements and transactions:
(1)   On April 17, 2017, the Company entered into a factoring agreement with an existing third party lender. The factoring agreement provides for an advance of $1,794,000, comprised of $1,000,000 in cash and the consolidation of $794,000 from four prior factoring agreements into the amounts owed under the factoring agreement (collectively, the "Funds"). In consideration for the Funds, the Company sold to the lender all future receipts until the total amount of $2,511,601 has been paid. The factoring agreement requires payment of the minimum daily amount of $12,999.99 for 193 days. The $1,794,000 can be reduced if repayment occurs more quickly. Repayment of the amounts owing is with recourse and secured by all accounts, chattel paper, documents, equipment, general intangibles, instruments, and inventory of the Company. The lender, however, has subordinated its security interest to other notes payable.  The amount owed to the lender is personally guaranteed by the Company's Chief Executive Officer.
(2)   On April 17, 2017 the Company and a customer entered into a Joint Venture Agreement, effective March 31, 2017 (the "JV Agreement") with Colorado Choice Health Plans ("CCHP"). Under the JV Agreement: (i) CCHP is providing various services to the Company to improve the Company's diabetes programs, (ii) the Company loaned CCHP $500,000 under a debenture note, and (iii) the JV Agreement will terminate upon the later of (a) repayment of the debenture note or (b) the one year anniversary of the JV Agreement. The debenture note: (i) bears interest at the rate of five percent per annum, (ii) is subordinated to the rights of CCHP policyholders, claimants and beneficiary claims and all other classes of CCHP creditors other than subordinated debenture holders, (iii) does not become a liability of CCHP until and unless the Commissioner of the Colorado Department of Regulatory Agencies, Division of Insurance ("Division of Insurance") authorizes repayment of the debenture agreement, and shall be treated by CCHP as surplus until the time of such approval, (iv) is only repayable from available funds in excess of CCHP's minimum net surplus required to be maintained by the Division of Insurance, and (v) is otherwise repayable on March 31, 2018, assuming approval by the Division of Insurance.
(3)   On April 19, 2017, the Company amended a note payable, with balance of $1,700,000 as of March 31, 2017, to extend the maturity date to the earlier of May 20, 2017 or the third business day after the closing of the Offering.  Additionally, the date by which the origination shares must be delivered was extended to the fifth trading day after the pricing of the Offering, but in no case later than May 20, 2017.
(4)   During April 2017, the Company received a letter from a significant customer dated April 25, 2017 notifying the Company of the termination its customer agreement effective July 1, 2017. This customer represented 56% and 47% of revenues during the three and six months ended March 31, 2017, respectively.
(5)   During April, 2017 the Company issued 7,000 shares of common stock to business development contractor pursuant to a services arrangement in consideration for services rendered.
(6)   Effective April 1, 2017, the Company entered into a letter agreement (the "Telecare Letter Agreement"), with Telecare Medical Supply, LLC, the sole supplier of our cellular glucometers and other testing supplies ("Telecare"), and the payee of a certain Non-Negotiable Promissory Note in the original principal amount of approximately $2,524,000 (the "Amended and Restated Telecare Note"). Pursuant to the Telcare Letter Agreement, Telecare has agreed to convert all monies due it from the Company pursuant to the Telecare Note into restricted shares of common stock (the "Telecare Conversion Shares"), all contingent upon the completion of this offering. As of March 31, 2016, Telecare is owed the principal amount of $1,773,937 ("Telecare Principal Amount"), along with accrued interest of $3,675 through March 31, 2017 (the "Telecare Interest Amount" and, together with the Principal Amount, the "Telecare Note Obligation"). As incentive to enter into the Telecare Letter Agreement, the Company agreed to add approximately $502,388 to the Telecare Note Obligation effectively making the total obligation due to Telecare an aggregate of $2,280,000 (the "Total Telecare Obligation"). Pursuant to the Telecare Letter Agreement, the Total Telecare Obligation will automatically convert upon consummation of the Offering into the Telecare Conversion Shares at the combined price per share and warrant paid by investors in the Offering (the "Conversion Price").  If the Offering is not completed by April 30, 2017, the letter agreement and lock-up agreement will terminate.
(7)  Effective April 19, 2017, the Company amended a note payable with a principal balance of $1,700,000 to extend the maturity date to the earlier of May 20, 2017 or the third business day after the closing of the Offering.
(8)  As of the date of this report, notes payable due to unrelated parties with total principal amounts of $11,501,114, owing as of March 31, 2017, are past due, in default, and unpaid.  In addition, notes payable due to related parties with total principal amounts of $3,875,335, as of March 31, 2017, are past due, in default and unpaid.  These defaults include obligations owed to Partners for Growth, which are in excess of $2,875,000 and which are secured by substantially all assets of the Company.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective, for the reasons discussed below.
During the audit process for the year ended September 30, 2016 and the review process for the six months ended March 31, 2017, management identified ineffective controls over the accounting for 1) debt issuance costs and derivatives, and 2) debt extinguishments as material weaknesses in internal control over financial reporting.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities.
Item 3.  Defaults Upon Senior Securities
As of the date of this report, notes payable due to unrelated parties with total principal amounts of $11,501,114, owing as of March 31, 2017, are past due, in default, and unpaid.  In addition, notes payable due to related parties with total principal amounts of $3,875,335, as of March 31, 2017, are past due, in default and unpaid.  These defaults include obligations owed to Partners for Growth, which are in excess of $2,875,000 and which are secured by substantially all assets of the Company.  We intend to make payments on these notes payable as funds are available.
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

ActiveCare, Inc.

Date: May 19, 2017	/s/ Jeffrey S. Peterson
Jeffrey S. Peterson Chief Executive Officer (Principal Executive Officer)

Date: May 19, 2017	/s/Eric Robinson
Eric Robinson Chief Financial Officer (Principal Financial and Accounting Officer)