Form 10-Q
period 2017-06-30
ACTIVECARE, INC.
filed 2018-01-31
CIK 1429896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-53570

ACTIVECARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0578125
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1365 West Business Park Drive, Suite 100
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

As of January 30, 2018, the registrant had 239,100 shares of common stock outstanding.

ActiveCare, Inc.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	September 30,
	2017	2016
Assets

Current assets:
Cash	$114,440	$167,737
Accounts receivable, net	643,857	487,001
Inventory	501,769	204,736
Note receivable	500,000	-
Prepaid expenses and other	56,555	644,857

Total current assets	1,816,621	1,504,331

Property and equipment, net	56,445	86,734
Deposits and other assets	12,970	17,846
Domain name, net	8,759	9,295

Total assets	$1,894,795	$1,618,206
See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Balance Sheets (Unaudited) (continued)

	June 30,	September 30,
	2017	2016
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$3,453,795	$1,700,448
Accounts payable, related party	242,568	291,753
Accrued expenses	7,765,437	2,101,711
Contingent liabilities	750,000	-
Current portion of notes payable	9,501,544	3,722,899
Notes payable, related party	3,869,683	3,898,124
Dividends payable	733,880	606,545
Derivatives liability	4,231,983	2,054,071

Total current liabilities	30,548,890	14,375,551

Notes payable, net of current portion	5,889,170	7,353,856

Total liabilities	36,438,060	21,729,407

Stockholders' deficit:
Preferred stock, $.00001 par value: 10,000,000 shares authorized; 45,000 shares of Series D; 70,070 shares of Series E; and 43,220 and 0 shares of Series G issued and outstanding, respectively	2	1
Common stock, $.00001 par value: 200,000,000 shares authorized; 239,100 and 232,100 shares outstanding, respectively	2	2
Additional paid-in capital, common and preferred	88,786,513	88,067,410
Accumulated deficit	(123,329,782)	(108,178,614)

Total stockholders' deficit	(34,543,265)	(20,111,201)

Total liabilities and stockholders' deficit	$1,894,795	$1,618,206

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Chronic illness monitoring supplies revenues	$1,037,179	$1,858,926	$4,311,955	$4,972,196
Chronic illness monitoring fee revenues	159,025	317,156	599,339	888,453
Total Chronic illness monitoring revenues	1,196,204	2,176,082	4,911,294	5,860,649

Cost of revenues:
Chronic illness monitoring supplies cost of revenues	733,143	1,269,828	3,054,086	3,878,972
Chronic illness monitoring fee cost of revenues	114,954	112,486	319,184	358,436
Total Chronic illness monitoring cost of revenues	848,097	1,382,314	3,373,270	4,237,408

Gross profit	348,107	793,768	1,538,024	1,623,241

Operating expenses:
Selling, general and administrative (including $1,461,457, $1,004,211, $2,101,037 and $3,257,614, respectively, of stock-based compensation)	3,225,054	2,169,603	6,382,027	6,944,098
Research and development	56,191	57,611	307,137	139,023

Total operating expenses	3,281,245	2,227,214	6,689,164	7,083,121

Loss from operations	(2,933,138)	(1,433,446)	(5,151,140)	(5,459,880)

Other income (expense):
Interest expense, net	(2,198,631)	(813,517)	(6,856,258)	(1,935,486)
Loss on settlement	(750,000)	-	(750,000)	-
Gain on derivatives liability	64,145	5,603,411	230,163	2,796,542
Loss on extinguishment of debt	-	(15,393)	(2,499,212)	(3,058,809)
Gain on disposal of property and equipment	-	-	-	245
Gain on liability settlements	-	8,859	-	295,099
Loss on induced conversions of debt	-	-	-	(379,132)
Other income	2,614	-	2,614	-

Total other income (expense)	(2,881,872)	4,783,360	(9,872,693)	(2,281,541)

Net income (loss)	(5,815,010)	3,349,914	(15,023,833)	(7,741,421)

Deemed dividends on redemption of preferred stock	-	-	-	(6,484,236)
Dividends on preferred stock	(58,978)	(45,781)	(127,335)	(699,250)

Net loss attributable to common stockholders	$(5,873,988)	$3,304,133	$(15,151,168)	$(14,924,907)

Net loss per common share - basic	$(24.77)	$15.18	$(64.81)	$(81.57)
Net loss per common share - diluted	$(24.77)	$(3.78)	$(64.81)	$(82.78)

Weighted average common shares outstanding – basic	237,100	217,595	233,767	182,979
Weighted average common shares outstanding – diluted	237,100	260,266	233,767	201,928

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(15,023,833)	$(7,741,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	4,081,912	904,115
Loss on extinguishment of debt	2,499,212	3,058,809
Stock-based compensation expense	1,705,975	2,801,432
Loss on settlement	750,000	-
Stock and warrants issued and accrued for services	395,062	456,182
Increase in note payable principal recorded as interest expense to convert accounts payable into notes payable	482,500	-
Stock accrued for interest expense	144,000	-
Depreciation and amortization	33,643	39,353
Gain on derivatives liability	(230,163)	(2,796,542)
Gain on disposal of property and equipment	-	(245)
Loss on induced conversions of debt	-	379,132
Gain on liability settlements	-	(295,099)
Changes in operating assets and liabilities:
Accounts receivable	(241,844)	(44,459)
Inventory	(297,033)	414,110
Prepaid expenses and other	815,799	(178,053)
Accounts payable	2,470,310	(732,265)
Accrued expenses	1,796,360	931,492

Net cash used in operating activities	(618,100)	(2,803,459)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	600
Purchases of property and equipment	(2,818)	(5,004)
Investment in contingent note receivable	(500,000)	-

Net cash used in investing activities	(502,818)	(4,404)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	4,421,489	5,709,287
Proceeds from issuance of related-party notes payable, net	-	250,000
Proceeds from issuance of warrants in connection with notes payable	-	2,967
Principal payments on related-party notes payable	(28,441)	(7,795)
Principal payments on notes payable	(3,325,427)	(3,175,603)

Net cash provided by financing activities	1,067,621	2,778,856

Net decrease in cash	(53,297)	(29,007)
Cash, beginning of the period	167,737	172,436

Cash, end of the period	$114,440	$143,429

See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	Nine Months Ended
	June 30,
	2017	2016
Supplemental Cash Flow Information:
Cash paid for interest	$379,589	$191,943

Non-Cash Investing and Financing Activities:
Issuance of warrants to purchase shares of common stock for loan origination fees	$2,103,341	$201,058
Accrual of a liability to issue warrants to purchase shares of common stock for loan forbearance fees	148,677	-
Accrual of a liability to issue shares of common stock for loan origination fees	125,000	-
Dividends on preferred stock	127,335	699,250
Accrual of a liability to issue shares of common stock for loan forbearance fees	60,000	-
Deemed dividend on the redemption of preferred stock and accrued dividends for notes payable, common stock and exchange of warrants	-	6,484,236
Conversion of accounts payable and accrued liabilities to notes payable	-	2,555,189
Assignment of related-party notes payable to an unrelated third party	-	263,082
Issuance of shares of common stock for consulting services	-	227,500
Accrual of a liability to issue warrants to purchase shares of common stock for loan origination fees	-	130,246
Cancellation and reissuance of shares of common stock	-	121,250
Conversion of related-party accounts payable and accrued liabilities to related-party notes payable	-	84,404
Issuance of shares of common stock for related-party loan origination fee	-	70,000
Issuance of shares of common stock for loan extension fees	-	31,250
Accrual of a liability to issue shares of common stock for loan amendment fees	-	28,500
Issuance of shares of common stock for dividends	-	12,434
Accrual of a liability to issue shares of common stock for services	-	7,600
See accompanying notes to condensed consolidated financial statements.

ActiveCare, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation
The unaudited interim condensed consolidated financial statements of ActiveCare, Inc. (the "Company" or "ActiveCare") have been prepared in accordance with Article 8 of Regulation S-X, promulgated by the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles ("US GAAP") have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the accompanying interim condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2017 and September 30, 2016, and the results of its operations for the three and nine months ended June 30, 2017 and 2016 and its cash flows for the nine months ended June 30, 2017 and 2016.  These financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto that are included in the Company's Annual Report on Form 10-K for the year ended September 30, 2016.  The results of operations for the three and nine months ended June 30, 2017 may not be indicative of the results for the full fiscal year ending September 30, 2017.
Going Concern
The Company continues to incur negative cash flows from operating activities and net losses.  The Company had minimal cash, negative working capital and negative total equity as of June 30, 2017 and September 30, 2016.  In addition, the Company is in technical default on certain notes payable although the lenders in each case are working with the Company to resolve the defaults.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Potential common shares consist of shares issuable upon the exercise of common stock warrants, shares issuable from restricted stock grants, and shares issuable pursuant to convertible notes and convertible Series D and Series E preferred stock.  The following table reflects the calculation of basic and diluted net loss per common share for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss attributable to common stockholders	$(5,873,988)	$3,304,133	$(15,151,168)	$(14,924,907)
Effect of dilutive securities on net loss:
Common stock warrants	-	(2,427,640)	-	-
Convertible debt	-	(1,860,373)	-	(1,790,407)

Total net loss for purpose of calculating diluted net loss per common share	$(5,873,988)	$(983,880)	$(15,151,168)	$(16,715,314)

Number of shares used in per common share calculations:
Total shares for purposes of calculating basic net loss per common share	237,100	217,595	233,767	182,979
Weighted-average effect of dilutive securities:
Common stock warrants	-	3,337	-	-
Convertible debt	-	39,334	-	18,949

Total shares for purpose of calculating diluted net loss per common share	237,100	260,266	233,767	201,928

Net loss per common share:
Basic	$(24.77)	$15.18	$(64.81)	$(81.57)
Diluted	$(24.77)	$(3.78)	$(64.81)	$(82.78)

The effect of dilutive securities on the numerator for purposes of calculating diluted loss per common share is related to the convertible debt and related warrants due to the reduction of the gain on derivatives liability for warrants that were in the money.

As of June 30, 2017 and 2016, there were certain outstanding potential common shares that were not included in the computation of Diluted EPS as their effect would be anti-dilutive for the three and nine months then ended.  The potential common shares outstanding consist of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Common stock warrants	109,174	18,346	109,174	42,378
Series D convertible preferred stock	450	450	450	450
Series E convertible preferred stock	961	961	961	961
Convertible debt	158,798	95,799	158,798	95,799
Restricted shares of common stock	15	15	15	15
Liability to issue common stock and warrants	358,097	2,246	358,097	2,246

Total common stock equivalents	627,495	117,817	627,495	141,849

3.  Recent Accounting Pronouncements

In May 2014, August 2015 and May 2016, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, ASU 2015-14 Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-12 Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, ASU 2017-13 Revenue Recognition, Revenue from Contracts with Customers, Leases, and Leases: Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, and ASU 2017-14 Income Statement—Reporting Comprehensive Income, Revenue Recognition, and Revenue from Contracts with Customers, respectively, which implement ASC Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under US GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein, which will be effective for the Company for the quarter ending December 31, 2018. Early adoption is permitted for annual periods beginning after December 15, 2016. These ASUs may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

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

In May 2017, the FASB issued ASU 2017-09, Stock Compensation: Scope of Modification Accounting. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for fiscal years and interim periods beginning after December 15, 2017, which will be effective for the Company for the quarter ending December 31, 2018. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivative and Hedging (Topic 815). The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down-round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down-round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity's own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down-round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share ("EPS") in accordance with Topic 260 to recognize the effect of the down-round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down-round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt-Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Accounting Standards Codification, to a scope exception. Those amendments do not have an accounting effect. ASU 2017-11 is effective for fiscal years and interim periods beginning after December 15, 2018, which will be effective for the Company for the quarter ending December 31, 2019. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

4.  Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts.  Specific reserves are estimated by management based on certain assumptions and variables, including the customer's financial condition, age of the customer's receivables and changes in payment histories.  Accounts receivable are written off when management determines the likelihood of collection is remote.  A receivable is considered to be past due if any portion of the receivable balance has not been received by the contractual payment date.  Interest is not charged on accounts receivable that are past due.  The Company recorded an allowance for doubtful accounts of $25,468 and $75,161 as of June 30, 2017 and September 30, 2016, respectively.  During the three months ended June 30, 2017, the Company wrote off approximately $103,000 of accounts receivable that were previously allowed against.
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

	June 30, 2017	September 30, 2016
Finished goods	$503,477	$206,444
Inventory reserve	(1,708)	(1,708)

Net inventory	$501,769	$204,736
6.  Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of:
	June 30, 2017	September 30, 2016
Prepaid information technology services	$38,081	$57,073
Other	12,249	112,117
Prepaid insurance	6,225	14,602
Prepaid legal and professional fees	-	333,741
Research and development	-	96,346
Line of credit acquisition fees	-	30,978

Total prepaid expenses and other current assets	$56,555	$644,857

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

	June 30, 2017	September 30, 2016
Software	$47,974	$47,974
Leasehold improvements	98,023	98,023
Furniture	68,758	68,758
Equipment	47,191	49,772

Total property and equipment	261,946	264,527

Accumulated depreciation and amortization	(205,501)	(177,793)

Property and equipment, net	$56,445	$86,734

Assets to be disposed of are reported at the lower of the carrying amounts or fair values, less the estimated costs to sell or dispose.  During the nine months ended June 30, 2016, the Company recorded a gain on the disposal of property and equipment of $245.  Depreciation expense for the nine months ended June 30, 2017 and 2016, was $33,107 and $38,817, respectively.
8.  Accrued Expenses
Accrued expenses consisted of the following as of:

	June 30, 2017	September 30, 2016
Interest	$2,694,545	$1,206,387
Liability to issue warrants for the purchase shares of common stock	2,081,254	-
Liability to issue common stock	2,000,933	240,000
Finance fees	333,000	-
Payroll expense	329,615	207,052
Other	141,394	89,828
Deferred revenue	85,399	111,803
Warranty liability	58,300	134,330
Commissions and fees	40,997	52,311
Severance	-	60,000

Total accrued expenses	$7,765,437	$2,101,711

9.  Notes Payable
The Company had the following notes payable outstanding as of:
June 30,	September 30,
2017	2016
Unsecured notes payable with interest at 10% per annum, due November 2018.  The notes may go into default in the event other notes payable go into default subsequent to the effective date of the note.  Some of the notes are currently in technical default. However, as of the time of this report, the lenders have informally agreed to work with the Company until such time as the note can be repaid.  In February 2016, the Company redeemed all 5,361 shares of its Series F Convertible Preferred Stock ("Series F preferred") plus accrued dividends of $673,948 for 20,005 shares of common stock with a fair value of $1,600,000 containing certain temporary restrictions, and $5,900,000 of notes payable. Payments on the notes are partially or fully convertible at the Company's option at the lesser of (i) 80% of the per share price of the common stock to be offered in the proposed offering that is described in the Form S-1 filed on July 19, 2016 (the "Offering"), (ii) $25 per share, (iii) 80% of the unit price in the Offering (if applicable), or (iv) the exercise price of any warrants issued in the Offering to a maximum of 39,334 shares of common stock.  The conversion rate is adjustable to any lower rates granted through equity sales or other conversion rates provided by issuances of other debt, warrants, options or other instruments, with the exception of certain other raises.  A note may only be converted if the holder owns less than 4.99% of the Company's common stock after conversion.  The Company recorded a derivative liability of $2,461,899 related to the conversion feature of the notes.  In connection with the redemption of the Series F preferred stock, the Company issued new warrants in exchange for warrants held by the Series F preferred stockholders for the purchase of 11,070 shares of common stock at an exercise price of the lesser of (i) 80% of the per share price of the common stock of the Offering, (ii) $25 per share, (iii) 80% of the unit price in the Offering (if applicable), or (iv) the exercise price of any warrants issued in the Offering, adjustable to any lower rates granted through equity sales or other conversion rates provided by issuances of other debt, warrants, options or other instruments, with the exception of certain other raises.  The Company is also required to issue additional warrants for the purchase of up to 16,000 shares of common stock exercisable at $0.50 per share, also adjustable, that vest upon certain events of default.  On December 11, 2017, the Company entered into Securities Purchase Agreements that adjusted the conversion rate to exercise price per share equal to the lesser of (i) 80% of the per share price of common stock in a contemplated private placement of securities of up to $5,000,000, contemplated to take place within six months of the effective date (the "Private Placement") (ii) $3.00 per share, (iii) 80% of the offering price in the Private Placement (if applicable), or (iv) 80% of the exercise price of any warrants issued in the Private Placement, in each case subject to adjustment (see Note 18).  The fair value of $1,344,608 related to the new warrants was recorded as a derivative (see Notes 12 and 15).  The fair value of the stock, conversion feature, warrants and $25,000 of fees, in excess of the carrying value of the Series F preferred stock were recorded as a deemed dividend of $6,484,236.  During the three months ended March 31, 2017, the Company entered into letter agreements related to the note to convert the outstanding principal and interest into shares of common stock contingent upon the Offering, which also removes the maximum share limitation conversion, which have expired (see Note 17).  Subsequent to June 30, 2017, the Company received letters related to the notes wherein the lenders waived any historical and future events of default through August 24, 2017 and extended the maturity date through August 24, 2017 (see Note 18).  In December 2017, the Company entered into those certain forbearance and lock up letter agreements with four of the eight debtors, with principal balances in the aggregate amount of $1,134,658, whereby the debtors agreed that, without prior written consent of the Company, the debtors will not, directly or indirectly, (i) offer for sale, sell, pledge, or otherwise transfer or dispose of (or enter into any transaction that is designed to, or could be expected to, result in the transfer or disposition by any person at any time in the future of) any shares of Common Stock (including, without limitation, shares of common stock that may be deemed to be beneficially owned by the undersigned in accordance with the rules and regulations of the Securities and Exchange Commission and shares of common stock that may be issued upon exercise of any options or warrants) or securities convertible into or exercisable or exchangeable for common stock, (ii) enter into any swap or other derivatives transaction that transfers to another, in whole or in part, any of the economic benefits or risks of ownership of shares of common stock, whether any such transaction is to be settled by delivery of common stock or other securities, in cash or otherwise, (iii) except as provided for, make any demand for or exercise any right or cause to be filed a registration statement, including any amendments thereto, with respect to the registration of any shares of common stock or securities convertible into or exercisable or exchangeable for common stock or any other securities of the Company, or (iv) publicly disclose the intention to do any of the foregoing for a period of the earlier of (a) June 5, 2018 or (2) the consummation of a qualified offering, herein deemed as an offering by the Company of $3,000,000 or more.  Additionally, the Debt Holders agreed that they will forbear from enforcing their rights and remedies against any defaults which may exist historically, currently or in the future through June 5, 2018 under the existing loan documents.  The agreements automatically terminate upon the earlier of (i) inability to raise a minimum of $550,000 in capital on or before December 31, 2017; (ii) June 5, 2018; or (iii) the consummation of a qualified offering of at least $3,000,000 by the Company.  In addition, two of the five debtor agreements waive their rights to default litigation only through December 31, 2017 and any new financing must receive their prior consent unless it is common equity (see Note 18).  On January 12, 2018, the Company received letters from four of the debtors where the debtors forbear against any historical and future events of default and remedies through February 15, 2018. Further, the maturity date was extended through February 15, 2018.  As part of the letters, the Company agreed not to initiate any new financing arrangements without the consent of the debtors. (see Note 18).  On December 11, 2017, the Company borrowed an aggregate additional $300,000 from two of the lenders under new note payable agreements (see Note 18).
$5,900,000	$5,900,000

Secured borrowings from a third party that purchased $3,257,600 of customer receivables for $2,100,000, with due dates ranging from January 2018 to October 2018, and payable in daily payments ranging from $5,000 to $13,000.  The $1,157,600 difference between the customer receivables and cash received is being amortized to interest expense over the term of the respective notes.  The secured borrowings are guaranteed by a former chief executive officer of the Company and are subordinated to other notes payable. On April 17, 2017, the Company entered into a factoring agreement which provides for an advance of $1,794,000, comprised of $1,000,000 in cash and the consolidation of $794,000 from four prior factoring agreements into the amounts owed under the factoring agreement (collectively, the "Funds"). In consideration for the Funds, the Company sold to the lender all future receipts until the total amount of $2,511,601 has been paid. The factoring agreement requires payment of the minimum daily amount of $12,999.99 for 193 days. The $2,511,601 can be reduced if repayment occurs more quickly. Repayment of the amounts owing is with recourse and secured by all accounts, chattel paper, documents, equipment, general intangibles, instruments, and inventory of the Company and subordinated to other notes payable.  In June 2017, the lender verbally agreed to reduce the minimum daily amount to $5,000 and, in November 2017, verbally agreed to further reduce the minimum daily amount to $2,600 through January 7, 2018, after which the daily amount would return to $13,000.  Subsequent to June 30, 2017, the Company entered into similar secured borrowings and related verbal or written reductions in the daily amounts.  On January 5, 2018, the Company further modified each agreement to keep the amount of the daily payments at approximately the same level as the agreement on November 7, 2017 through mid-March 2018, except one where the lower payments are only through February 5, 2018 (see Note 18).
1,974,602	689,318

Unsecured note payable with a vendor with interest at 0.65% per annum payable at the end of each calendar year, due January 2018, issued in March 2016 upon the conversion of $2,523,937 in accounts payable to the vendor. The note requires payments of $50,000 per month in April 2016 through December 2016, $100,000 per month in January 2017 through December 2017 and the remaining balance due in January 2018. In September 2017, the Company entered into agreements with the vendor which supersedes the unsecured note payable agreement and provides new terms (see Note 18).	1,773,937	2,223,937

Unsecured note payable with a third party with no interest, was due the earlier of November 2016 or the third business day after the closing of a proposed Offering. The note is currently in technical default. However, as of the time of this report, the lender has provided bridge capital since going in default and has informally agreed to work with the Company until such time as the note can be repaid.  Pursuant to the note, the Company may borrow up to $1,500,000 upon meeting certain milestones and may be converted into shares of common stock upon default.  The note required a payment of common stock on the 5th trading day after the pricing of the proposed Offering, but no later than December 15, 2016.  The number of common shares will equal $200,000 divided by the lowest of (i) the lowest daily closing price of the common stock during the ten days prior to delivery of the common shares or during  the ten days prior to the date of the Purchase Agreement, (ii) 80% of the common stock Offering price of the Offering, (iii) 80% of the unit price Offering price of the Offering, or (iv) the exercise price of any warrants issued in the Offering.  The estimated fair value of $240,000 of the stock is included in accrued liabilities and is being amortized to interest expense over the life of the note.  In connection with the issuance of the note, the Company also issued 20,000 warrants to purchase shares of common stock at an exercise price per share equal to the lesser of (i) 80% of the per share price of the common stock in the Offering, (ii) $25 per share, (iii) 80% of the unit price in the Offering, or (iv) the exercise price of any warrants issued in the Offering and the number of shares will reset upon the closing of the Offering.  The warrants may only be exercised to the extent the holder would own a maximum of 9.99% of the Company's common stock after exercise.  The fair value of $493,590 related to the replacement warrants was recorded as a derivative (see Notes 12 and 15).  Of this fair value amount, $220,000 was recorded as a debt discount and is being amortized over the life of the note and the remaining $273,590 was recorded as a loss on derivative liability.  In the event of borrowing in excess of an initial $500,000, the Company will be required to issue additional warrants with an aggregate exercise amount equal to 100% of the additional amount borrowed with similar terms to the initial warrants issued.  In November 2016, the Company borrowed an addition $250,000 on the note and issued an additional warrant for the purchase of 10,000 shares of common stock with similar terms to the original warrants.  The fair value of $286,171 related to the November 2016 warrants was recorded as a derivative (see Notes 12 and 15).  The fair value was recorded as a debt discount and is being amortized over the remaining life of the note.  In November 2016, the Company amended the note to extend the maturity date to the earlier of January 31, 2017 or the third business day after the closing of the Offering.  In addition, the amendment adjusted the origination shares to equal 20% of the note divided by the lowest of (i) the lowest daily closing price of the common stock during the ten days prior to delivery of the shares or during the ten days prior to the date of the agreement, (ii) 80% of the common stock Offering price of the Offering, (iii) 80% of the unit price Offering price (if applicable), or (iv) 80% of the exercise price of any warrants issued in the Offering.  In December 2016, the Company borrowed an addition $250,000 on the note and issued an additional warrant for the purchase of 10,000 shares of common stock with similar terms to the original warrants.  The fair value of $349,819 related to the December 2016 warrants was recorded as a derivative (see Notes 12 and 15).  The fair value was recorded as a debt discount and is being amortized over the remaining life of the note.  On January 3, 2017, the Company borrowed an additional $200,000 on the note and issued an additional warrant for the purchase of 8,000 shares of common stock with similar terms to the original warrants.  The fair value of $567,753 related to the January 3, 2017 warrants was recorded as a derivative (see Notes 12 and 15).  The fair value was recorded as a debt discount and is being amortized over the remaining life of the note. On January 30, 2017, the Company amended the note to extend the maturity date to the earlier of March 15, 2017 or the third business day after the closing of the Offering. Also on January 30, 2017. the Company borrowed the remaining $300,000 on the note and issued an additional warrant for the purchase of 12,000 shares of common stock with similar terms to the original warrants.  The fair value of $899,598 related to the January 30, 2017 warrants was recorded as a derivative (see Notes 12 and 15).  The fair value was recorded as a debt discount and is being amortized over the remaining life of the note.  On March 3, 2017, the Company amended the note to increase the maximum sum from $1,500,000 to $2,000,000. Also on March 3, 2017, the Company borrowed an additional $200,000 on the note and issued an additional warrant for the purchase of 8,000 shares of common stock with similar terms to the original warrants.  The fair value of $407,947 related to the March 3, 2017 warrants was recorded as a derivative (see Notes 12 and 15).  The Company recorded a loss on extinguishment of debt of $501,969 related to the March 3, 2017 amendment and additional borrowing. Effective March 27, 2017, the Company amended the note to extend the maturity date to the earlier of April 15, 2017 or the third business day after the closing of the Offering. Additionally, the lender agreed to enter into a lock up prohibiting the sale or other transfer of all securities of the Company owned by them for a period of 6 months. In consideration for entering into the lock-up agreement the Company has agreed to pay a $340,000 fee, payable in shares of common stock at a rate of the lowest of (i) 80% of the common stock Offering price of the Offering, (ii) 80% of the unit price Offering price of the Offering (if applicable), or (iii) 80% of the exercise price of any warrants issued in the Offering.  The lock-up agreement was signed during April 2017, which has expired. Effective April 19, 2017, the Company amended the note to extend the maturity date to the earlier of May 20, 2017 or the third business day after the closing of the Offering. On December 11, 2017, the Company borrowed an additional $250,000 from the lender under a new note payable agreement (see Note 18).
1,700,000	500,000

Secured note payable to a third party with interest at 12.75% per annum, due February 2019, in default.  The note is secured by the assets of the Company and may go into default in the event other notes payable go into default subsequent to the effective date of the note.  The Company entered into the note payable agreement in conjunction with a line of credit.  The Company initially borrowed $1,500,000 and may borrow additional amounts under the note payable agreement up to a total balance of $3,000,000 as the Company meets certain milestones.  The interest rate may also reduce to 11.25% per annum as the Company meets certain milestones.  In conjunction with the note and related line of credit, the Company issued warrants to the lender to purchase 24,032 shares of common stock at $32.50 per share with a fair market value of $3,732,100 (see Notes 12 and 15), which resulted in a loss on derivative of $2,309,461.  The Company has recorded discounts of $1,500,000, which are being amortized to interest expense over the term of the note.  In April 2016, the Company borrowed an additional $500,000 on the note and incurred additional fees of $25,000, which are being amortized to interest expense over the remaining term of the note.  In September 2016, the Company entered into a forbearance agreement where the lender will forbear from exercising remedies with regard to certain breaches through October 31, 2016 and consented to the Company entering into a purchase agreement with another party and issue the note and the warrant thereunder. Effective November 1, 2016, the Company and a lender entered into a forbearance and consent under a loan and security agreement (the "November Forbearance Agreement"). Pursuant to the terms of the November Forbearance Agreement, the lender will forbear from exercising remedies (the "November Forbearance") with regard to certain breaches of agreements between the Company and the lender, including the existing agreements as well as the previous forbearance agreement.  Additionally, pursuant to the November Forbearance Agreement, the lender has provided the Company with the consent required under the existing agreements and previous forbearance agreement to make certain payments from the proceeds of the Offering. These payments include, but are not limited to (i) payments to holders of the Company's Series E Preferred, (ii) third party note and receivable payments and (iii) repayment of an unsecured note payable issued in September 2016. The lender also consented to the issuance of the Company's Series G Preferred Stock to certain affiliates of the Company.  In consideration for the November Forbearance, the Company has agreed to issue the lender warrants to purchase 130,000 shares of common stock at an exercise price equal to the per share price of the common stock in the Offering, which shall be subject to a 12-month lock-up agreement.  The Company has included the $1,932,577 estimated fair value of the warrants in accrued expenses as of June 30, 2017. The Forbearance set forth in the November Forbearance Agreement was in effect through December 31, 2016.  The Company recorded a loss on extinguishment of debt of $2,043,715 on the note and its related line of credit in relation to the forbearance agreement.  Effective December 31, 2016, the Company and the lender entered into a forbearance and consent under loan and security agreement (the "December Forbearance"). Pursuant to the terms of the December Forbearance, the lender will forbear from exercising remedies with regard to certain breaches of agreements between the Company and the lender, including the existing agreements as well as the previous two forbearances.  Additionally, pursuant to the December Forbearance, the lender has provided the Company with the consent required under the Existing Agreements and prior two forbearances to make certain payments from the proceeds of the Offering. In consideration for the December Forbearance, the Company has agreed to issue the lender warrants to purchase 10,000 shares of common stock at an exercise price equal to the per share price of the common stock in the Offering and $50,000 of common stock at 80% of the at the same issue price in of the Offering, which shall be subject to a lock-up agreement.  The $148,677 estimated fair value of the warrants and $60,000 fair value of the stock has been included in accrued expenses as of June 30, 2017.  $104,824 of the fair value of the warrants and common stock associated with the note is recorded as a discount and is being amortized to interest expense over the remaining life of the note. The forbearance set forth in the December Forbearance was in effect through February 15, 2017.  On February 15, 2017, the lender extended the December Forbearance period through March 31, 2017.  On March 28, 2017, the lender extended the December Forbearance period through April 10, 2017.  In March 2017, the Company modified the line of credit to include an additional secured borrowing of a maximum of $300,000. The Company recorded a loss on extinguishment of debt of $56,741 related to the modification. The Company has accrued default interest of $15,470 on the note payable.
1,152,778	1,652,778

Secured line of credit with a third party with interest at 12.25% per annum, due February 2018, in default.  The note is secured by the assets of the Company and may go into default in the event other notes payable go into default subsequent to the effective date of the note.  The Company entered into the line of credit agreement in conjunction with a note payable.  The Company may draw up to the lesser of 80% of certain accounts receivable or $1,500,000 and increase the maximum it may borrow under the agreement up to a total balance of $3,000,000 at $500,000 per increase as the Company meets certain milestones.  The interest rate may also reduce to 10.75% per annum as the Company meets certain milestones.  In conjunction with the line of credit and related note, the Company issued warrants to purchase 24,032 shares of common stock at $32.50 per share with a fair market value of $3,732,100 (see Notes 12 and 15), which resulted in a loss on derivative of $2,309,461.  The Company has recorded prepaid expenses of $44,665, which are being amortized to interest expense over the term of the line of credit.  In September 2016, the Company entered into a forbearance agreement where the lender will forbear from exercising remedies with regard to certain breaches through October 31, 2016 and consented to the Company entering into a purchase agreement with another party and issuance of the note and the warrant thereunder. Effective November 1, 2016, the Company and a lender entered into a forbearance and consent under a loan and security agreement (the "November Forbearance Agreement"). Pursuant to the terms of the November Forbearance Agreement, the lender will forbear from exercising remedies (the "November Forbearance") with regard to certain breaches of agreements between the Company and the lender, including the existing agreements as well as the previous forbearance agreement.  Additionally, pursuant to the November Forbearance Agreement, the lender has provided the Company with the consent required under the existing agreements and previous forbearance agreement to make certain payments from the proceeds of the Offering. These payments include, but are not limited to (i) payments to holders of the Company's Series E Preferred, (ii) third party note and receivable payments and (iii) repayment of an unsecured note payable issued in September 2016. The lender also consented to the issuance of the Company's Series G Preferred Stock to certain affiliates of the Company.  In consideration for the November Forbearance, the Company has agreed to issue the lender warrants to purchase 130,000 shares of common stock at an exercise price equal to the per share price of the common stock in the Offering, which shall be subject to a 12-month lock-up agreement.  The Company has included the $1,932,577 estimated fair value of the warrants in accrued expenses as of June 30, 2017. The Forbearance set forth in the November Forbearance Agreement was in effect through December 31, 2016.  The Company recorded a loss on extinguishment of debt of $2,043,715 on the note and its related line of credit in relation to the forbearance agreement.  Effective December 31, 2016, the Company and the lender entered into a forbearance and consent under loan and security agreement (the "December Forbearance"). Pursuant to the terms of the December Forbearance, the lender will forbear from exercising remedies with regard to certain breaches of agreements between the Company and the lender, including the existing agreements as well as the previous two forbearances.  Additionally, pursuant to the December Forbearance, the lender has provided the Company with the consent required under the Existing Agreements and prior two forbearances to make certain payments from the proceeds of the Offering. In consideration for the December Forbearance, the Company has agreed to issue the lender warrants to purchase 10,000 shares of common stock at an exercise price equal to the per share price of the common stock in the Offering and $50,000 of common stock at 80% of the at the same issue price in of the Offering, which shall be subject to a lock-up agreement.  The $148,677 estimated fair value of the warrants and $60,000 fair value of the stock has been included in accrued expenses as of June 30, 2017.  $104,824 of the fair value of the warrants and common stock associated with the note is recorded as a discount and is being amortized to interest expense over the remaining life of the note. The forbearance set forth in the December Forbearance was in effect through February 15, 2017.  On February 15, 2017, the lender extended the December Forbearance period through March 31, 2017.  On March 28, 2017, the lender extended the December Forbearance period through April 10, 2017.  In March 2017, the Company modified the line of credit to include an additional secured borrowing of a maximum of $300,000. The Company recorded a loss on extinguishment of debt of $56,741 related to the modification. The Company has accrued default interest of $16,997 on the note payable.
1,259,007	929,518

Unsecured note payable with interest at 18% per annum, with no maturity date. The note payable is from a verbal agreement with the lender which converted $617,500 of advances into $1,100,000 of principal on the note payable. The additional $482,500 of principal plus agreed upon fees of $95,226 have been included in accrued liabilities and were booked to interest expense immediately. During November 2017, the Company amended the note to be callable at any time, due May 30, 2018, and to become convertible into shares of the Company's common stock at the most favorable rate available as of the date of the agreement. The conversion rate may adjusted for any more favorable conversion terms provided to any other note holder at a future date (see Note 18).	1,100,000	-

Unsecured note payable with interest at 2.8% of total revenue per annum, with no maturity date. The note payable is from a verbal agreement with the lender which converted a $350,000 advance into the note payable. Agreed upon fees of $143,987 and a future payoff fee of 20%, or $70,000, have been included in accrued liabilities and were booked to interest expense immediately. During November 2017, the Company amended the note to where the Company is required to pay any outstanding interest at the end of the first month following a quarter end, the lender may call all amounts due under the note payable as due and payable after February 28, 2018, given 15 calendar days notice, and to become convertible into shares of the Company's common stock at the most favorable rate available as of the date of the agreement. The conversion rate may adjusted for any more favorable conversion terms provided to any other note holder at a future date (see Note 18).	350,000	-

Note payable previously secured by CareServices customer contracts.  In January 2015, the note was amended to reduce the outstanding principal to $375,000, interest at 9% per annum, and payable in 15 monthly installments beginning in February 2015.  The amendment released the collateralized customer contracts and the note payable is guaranteed by both a former Executive Chairman of the Board of Directors and a member of the Board of Directors.  A gain on the extinguishment of the old note of $769,449 was recorded in other income.  In December 2015, the note was amended to extend maturity to January 2018 payable in monthly installments beginning in July 2016, convert $31,252 from accrued interest into principal, interest at 10% per annum, and provide that the note is convertible into common stock at its fair value per share.  The Company recorded a derivative in connection with the convertible feature of the note (see Note 12) and is amortizing the initial $302,690 fair value of the derivative liability over the life of the note.  In February 2016, the note was amended to subordinate to other notes payable also issued during February 2016.  In July 2016, the note was amended to extend the maturity date to the earlier of an equity raise in excess of $10,000,000 or November 2016 and included additional default penalties and payment terms.  In October 2016, the note was amended to extend the maturity date to the earlier of an equity raise in excess of $10,000,000 or December 31, 2016 and included additional default penalties and payment terms. In October 2016, the note was amended to extend the maturity date to the earlier of an equity raise in excess of $10,000,000 or December 31, 2016 and included additional default penalties and payment terms.  In December 2016, February 2017 and March 2017, the note was further amended to extend the maturity date to the earlier of an equity raise in excess of $10,000,000 or February 15, 2017, March 31, 2017, and April 30, 2017, respectively. Subsequent to June 30, 2017, the Company received a letter related to the note wherein the lender waived any historical and future events of default through August 24, 2017 and extended the maturity date through August 24, 2017 and later sent an additional letter where the lender waived any historical and future events of default through February 28, 2018 and extended the maturity date through February 28, 2018 (see Note 18).
	334,464	334,464

Unsecured note payable with interest at 12% per annum, due February 2016, convertible into common stock at $150 per share.  In connection with the issuance of the note, the Company repriced previously issued warrants to purchase shares of common stock.  The $22,397 increase in relative fair value of the warrants was included as a loss on the extinguishment of the old note in other expense in fiscal 2015.  The note also required a payment of 6,000 shares of common stock.  The fair value of $780,000 was included as a loss on the extinguishment of the old note in other expense in fiscal 2015.  The maturity date was subsequently extended on two occasions for a total of 500 shares of common stock and the note was due May 2016.  The $31,250 fair value of these shares was being amortized over the extension period.  In February 2016, the note was amended to subordinate to other notes payable also issued during February 2016, and the conversion price was reduced to $30 per share, which was below the fair value of the Company's common stock on the date of the amendment.  The note may only be converted if the holder owns less than 9.99% of the Company's common stock after conversion.  The Company recorded the value of the beneficial conversion feature of $381,299 to loss on termination of debt as a result of the modification.  In May 2016, the note was amended to extend the maturity date to the earlier of an equity raise of $10,000,000 or October 2016 which required a payment of 600 shares of common stock.  The $28,500 fair value of these shares has been included in accrued liabilities and was amortized over the extension period.  During September 2017, the Board of Directors granted 200 shares of Series H Preferred Stock for extension fees. In October 2016, the Company extended the maturity date of the note month-by-month through no later than April 30, 2017 for a fee of $5,000 per month extended.  In October 2017, the Company entered into a settlement agreement related to the note where the Company borrowed an additional $200,000 and modified the terms of the note payable to become secured by inventory owned by the Company, requires issuance of 3,000 shares of Series H Preferred Stock, which were authorized for grant by the Board of Directors on September 5, 2017 and are required to be able to convert the lender's shares into 300,000 shares of the Company's common stock, and requires payments of $8,600 for 72 consecutive weeks.  If any payment is late, the Company is required to issue the lender an additional 86 shares of Series H Preferred Stock per late payment and an additional 172 shares of Series H Preferred stock if late payments are not cured within 30 days and for each subsequent 30-day period the note is in default.  The amended note also requires payment of a key man life insurance policy on a former Executive Chairman of the Board of Directors naming the lender as the benefactor.  The fair value of the shares will be amortized over the life of the amended note.  The note terms are adjustable for any terms subsequently provided to other investors (see Note 18).
	300,000	300,000

Secured note payable with interest at 12.25% per annum, due May 2017, in default. The note is secured by the assets of the Company and may go into default in the event other notes payable go into default subsequent to the effective date of the note. The Company entered into the agreement in conjunction with a modification to another note payable and line of credit. The note requires payment of a $3,000 modification fee and requires payment of a fee of $50,000 for each thirty days that the loan is outstanding.  The Company recorded a loss on extinguishment of debt of $56,741 related to the modification. The Company has accrued default interest of $4,050 on the note payable..
	300,000	-

Unsecured note payable with interest at 12.75% per annum, due June 2017, in default, subordinated to other notes payable. The note requires payment of a $3,000 closing fee and requires payment of a fee of $50,000 for each thirty days that the loan is outstanding.  The $3,000 closing fee is being amortized to interest expense over the remaining term of the note and the $50,000 fees are being accrued as incurred.  On January 12, 2018, the lender forbore against any historical and future events of default through February 28, 2018 and extended the maturity date through February 28, 2018 in exchange for 12,000 shares of common stock (see Note 18).
	300,000	-

Unsecured note payable with interest at 12% per annum, due September 2016, in default, subordinated to other notes payable.  In connection with the issuance of the note, the Company issued 2,000 shares of common stock.  The $100,000 fair value of the stock was amortized to interest expense over the term of the note.  During the three months ended March 31, 2017, the Company entered into a letter agreement related to the remainder of the note to convert the outstanding principal and interest into shares of common stock contingent upon the completion of the Offering, which has expired (see Note 17). On January 12, 2018, the lender forbore against any historical and future events of default through February 28, 2018 and extended the maturity date through February 28, 2018 in exchange for 12,000 shares of common stock (see Note 18).
	250,000	250,000

Unsecured cash advance with fees at $1,000 per day for the first 15 days and $1,500 per day thereafter, with no maturity date. The terms of the advance are verbal. During November 2017, the Company amended the advance to be callable at any time, due May 30, 2018, and to become convertible into shares of the Company's common stock at the most favorable rate available as of the date of the agreement. The conversion rate may adjusted for any more favorable conversion terms provided to any other note holder at a future date (see Note 18).	100,000	-

Unsecured notes with interest at 18% per annum, due April 2013, in default.  The Company issued 20,000 shares of Series D preferred stock as loan origination fees.  The $195,000 fair value of the preferred stock was amortized over the original term of the note.   Principal of $50,000 and accrued interest of $13,333 were converted to common stock in December 2013.  During the three months ended March 31, 2017, the Company entered into a letter agreement related to the remainder of the note to convert the outstanding principal and interest into shares of common stock contingent upon the completion of the Offering, which has expired (see Note 17).
	64,261	64,261

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
	-	162,539

Total notes payable before discount	16,859,049	13,006,815

Less discount	(1,468,335)	(1,930,060)

Total notes payable	15,390,714	11,076,755

Less current portion	(9,501,544)	(3,722,899)

Notes payable, net of current portion	$5,889,170	$7,353,856

10.  Related-Party Notes Payable
The Company had the following related-party notes payable outstanding as of:
June 30,	September 30,
2017	2016
Secured borrowings from entities controlled by an officer who purchased a $2,813,175 customer receivable for $1,710,500.  The note is currently in technical default. However, as of the time of this report, the lender has informally agreed to work with the Company until such time as the note can be repaid.  The Company repurchased the receivable for $1,950,000 less cash received by the entities through March 2015.  The $239,500 difference between the buyback and cash received plus $253,500 of loan origination fees was amortized to interest expense through March 2015.  In September 2015, the note was modified to extend the maturity date to January 2017, with interest at 18% per annum.  The Company added $81,600 of extension fees and issued 6,000 shares of common stock to a lender as part of the modification.  The note is convertible into common stock at $150 per share.  The $540,000 fair value of the common stock was recognized as a loss on extinguishment of debt in fiscal 2015.  In February 2016, the note was amended to subordinate to other notes payable also issued during February 2016, and the conversion price was reduced to $30 per share, which was below the fair value of the Company's stock on the date of the amendment.  The conversion of the note is now limited to a maximum of 40,000 common shares in combination with other convertible notes payable held by the lenders.  The note has a default penalty of 8,407 shares of common stock, in combination with other convertible notes held by the lenders, if not paid by maturity.  The Company recorded the value of the combined beneficial conversion features of $1,400,000 to loss on termination of debt as a result of the amendment.  During the three months ended March 31, 2017, the Company entered into a letter agreement related to the remainder of the note to convert the outstanding principal and interest into shares of common stock contingent upon the completion of the Offering, which has expired (see Note 17). Subsequent to June 30, 2017, the Company received a letter related to the note wherein the lenders waived any historical and future events of default through August 24, 2017 and extended the maturity date through August 24, 2017 and later sent an additional letter where the lenders waived any historical and future events of default through January 12, 2018 and extended the maturity date through January 12, 2018 (see Note 18).  In November 2017, the officer assigned $2,000,000 of principal all of the notes payable held by the related-party entities to a third party who the Company owed aggregate principal of $1,200,000 as of June 30, 2017.  Interest accrued on the $2,000,000 assigned principal will continue to be payable to the related-party entities (see Note 18).
$1,721,100	$1,721,100

Unsecured note payable to an entity controlled by an officer with interest at 18% per annum, due January 2017, convertible into common stock at $150 per share.  The note is currently in technical default. However, as of the time of this report, the lender has informally agreed to work with the Company until such time as the note can be repaid.  The Company issued 6,000 shares of common stock to a lender as loan origination fees.  The $540,000 fair value of the common stock was recognized as a loss on extinguishment of debt in fiscal 2015.  In February 2016, the note was amended to subordinate to other notes payable also issued during February 2016, and reduced the conversion price to $30 per share, which was below the fair value of the Company's stock on the date of the amendment.  The conversion of the note is now limited to a maximum of 40,000 common shares in combination with other convertible notes payable held by the lender.  The note has a default penalty of 8,407 shares of common stock, in combination with other convertible notes held by the lender, if not paid by maturity.  The Company recorded the value of the combined beneficial conversion features of $1,400,000 to loss on termination of debt as a result of the amendment.  During the three months ended March 31, 2017, the Company entered into a letter agreement related to the remainder of the note to convert the outstanding principal and interest into shares of common stock contingent upon the completion of the Offering, which has expired (see Note 17). Subsequent to June 30, 2017, the Company received a letter related to the note wherein the lender waived any historical and future events of default through August 24, 2017 and extended the maturity date through August 24, 2017 and later sent an additional letter where the lenders waived any historical and future events of default through January 12, 2018 and extended the maturity date through January 12, 2018 (see Note 18).  In November 2017, the officer assigned $2,000,000 of principal all of the notes payable held by the related-party entities to a third party who the Company owed aggregate principal of $1,200,000 as of June 30, 2017.  Interest accrued on the $2,000,000 assigned principal will continue to be payable to the related-party entities (see Note 18).
	1,303,135	1,303,135

Unsecured note payable to an entity controlled by a former Executive Chairman of the Board of Directors with interest at 18% per annum, due January 2017.  The note is currently in technical default. However, as of the time of this report, the lender has informally agreed to work with the Company until such time as the note can be repaid.  In February 2016, notes payable to the same entity, with outstanding balances of $511,005 plus accrued interest of $30,999 combined into this note.   The note is subordinated to notes payable to unrelated parties and is convertible into shares of common stock at $30 per share, which was below the fair value of the Company's stock on the date of the agreement.  The conversion of the note is limited to a maximum of 18,500 common shares.  The Company recorded the value of the beneficial conversion feature of $632,339 to loss on termination of debt.  The note has a default penalty of 1,469 shares of common stock if not paid by maturity. The note may only be converted if the holder owns less than 4.99% of the Company's common stock after conversion.  During the three months ended March 31, 2017, the Company entered into a letter agreement related to the remainder of the note to convert the outstanding principal and interest into shares of common stock contingent upon the completion of the Offering, which has expired (see Note 17). Subsequent to June 30, 2017, the Company received a letter related to the note wherein the lender waived any historical and future events of default through August 24, 2017 and extended the maturity date through August 24, 2017 and later sent an additional letter where the lenders waived any historical and future events of default through January 12, 2018 and extended the maturity date through January 12, 2018 (see Note 18).
	542,004	542,004

Unsecured note payable to an entity controlled by an officer with interest at 12% per annum, due September 2016, subordinated to other third party notes payable. The note is currently in technical default. However, as of the time of this report, the lender has informally agreed to work with the Company until such time as the note can be repaid.  In connection with the issuance of the note, the Company issued 2,000 shares of common stock.  The $70,000 fair value of the stock is being amortized to interest expense over the term of the note.  During the three months ended March 31, 2017, the Company entered into a letter agreement related to the remainder of the note to convert the outstanding principal and interest into shares of common stock contingent upon the completion of the Offering, which has expired (see Note 17). Subsequent to June 30, 2017, the Company received a letter related to the note wherein the lender waived any historical and future events of default through August 24, 2017 and extended the maturity date through August 24, 2017 and later sent an additional letter where the lenders waived any historical and future events of default through January 12, 2018 and extended the maturity date through January 12, 2018 (see Note 18).  In November 2017, the officer assigned $2,000,000 of principal all of the notes payable held by the related-party entities to a third party who the Company owed aggregate principal of $1,200,000 as of June 30, 2017.  Interest accrued on the $2,000,000 assigned principal will continue to be payable to the related-party entities (see Note 18).
	250,000	250,000

Unsecured note payable to a former officer with interest at 12% per annum, due September 2013. This note is in default and is convertible into common stock at $375 per share.	26,721	26,721

Unsecured note payable to an entity controlled by an officer with interest at 18% per annum, due on demand.  The note is currently in technical default. However, as of the time of this report, the lender has informally agreed to work with the Company until such time as the note can be repaid.  In February 2016, the note was amended to subordinate the note to other notes payable also issued during February 2016.  The note is convertible into shares of common stock at $30 per share, which was below the fair value of the Company's stock on the date of the amendment.  The conversion of the note is now limited to a maximum of 40,000 common shares in combination with other convertible notes payable held by the entity.  The note has a default penalty of 8,407 shares of common stock, in combination with other convertible notes held by the entity, if not paid by maturity.  The Company recorded the value of the combined beneficial conversion features of $1,400,000 to loss on termination of debt as a result of the amendment.  In January 2017 and February 2017, the note was amended to extend the maturity date to February 15, 2017 and April 30, 2017, respectively. Subsequent to June 30, 2017, the Company received a letter related to the note wherein the lender waived any historical and future events of default through August 24, 2017 and extended the maturity date through August 24, 2017 and later sent an additional letter where the lenders waived any historical and future events of default through January 12, 2018 and extended the maturity date through January 12, 2018 (see Note 18).  In November 2017, the officer assigned $2,000,000 of principal all of the notes payable held by the related-party entities to a third party who the Company owed aggregate principal of $1,200,000 as of June 30, 2017.  Interest accrued on the $2,000,000 assigned principal will continue to be payable to the related-party entities (see Note 18).
	25,463	25,463

Unsecured note payable to a former officer with interest at 15% per annum, due June 2012, in default. The note included a $3,000 loan origination fee added to the principal and is convertible into common stock at $250 per share.	1,260	17,227

Unsecured note payable to a former officer with interest at 12% per annum, due on demand.	-	12,474

Total notes payable, related-party	3,869,683	3,898,124

Less current portion	(3,869,683)	(3,898,124)

Notes payable, related-party, net of current portion	$-	$-

11.  Fair Value Measurements
The Company measures the fair values of its assets and liabilities using the US GAAP hierarchy levels as follows:

Level 1	The Company does not have any Level 1 inputs available to measure its assets.
Level 2	Certain of the Company's embedded derivative liabilities are measured on a recurring basis using Level 2 inputs.
Level 3	Certain of the Company's embedded derivative liabilities are measured on a recurring basis using Level 3 inputs.
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
Items measured at fair value on a recurring basis include embedded derivatives related to the Company's warrants and notes payable. During the nine months ended June 30, 2017, the Company has not changed the manner in which it values liabilities that are measured at fair value using Level 3 inputs. The following fair value hierarchy table presents information about the Company's financial liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2017
Derivatives liability	$-	$269,427	$3,962,556	$4,231,983

September 30, 2016
Derivatives liability	-	281,613	1,772,458	2,054,071

The following is a reconciliation of the opening and closing balances for the derivatives liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended June 30, 2017:

Derivatives Liability
Balance, September 30, 2016	$1,772,458
Issuance of warrants recorded as derivatives	2,511,288
Gain on termination of debt resulting from payments on notes payable	(103,213)
Loss on derivatives liability resulting from changes in fair value	(217,977)
Balance, June 30, 2017	$3,962,556

The Company's embedded derivative liabilities are re-measured to fair value as of each reporting date.  See Note 12 for more information about the valuation methods of derivatives and the inputs used for calculating fair value.
12.  Derivatives Liability
The derivatives liability as of June 30, 2017 and September 30, 2016, was $4,231,983 and $2,054,071, respectively. The derivatives liability as of June 30, 2017 and September 30, 2016 is related to a variable conversion price adjustment on outstanding notes payable and warrants.  All of the derivatives outstanding as of September 30, 2015, were eliminated during February 2016, due to the conversion of notes payable into shares of common stock.
During the nine months ended June 30, 2017, the Company estimated the fair value of some of the embedded derivatives upon issuance at the end of each reporting period using a binomial option-pricing model with the following assumptions, according to the instrument: exercise price of $8 to $15 per share; risk free interest rate of 0.85% to 1.14%; expected life of 0.53 to 1.03 years; expected dividends of 0%; volatility factor of 260.57% to 282.07%; and stock price of $8 to $15.  During the nine months ended June 30, 2017, the Company estimated the fair value of the remaining embedded derivatives upon issuance and at the end of each reporting period using a Monte Carlo valuation model with the following assumptions: exercise prices ranging from $2.50 to $25.00 per share; risk free interest rates ranging from 0.44% to 1.99%; expected lives ranging from 0.09 to 4.93 years; expected dividends of 0%; volatility factors of 128% - 194%; and stock prices ranging from $2.50 to $25.00.
During fiscal year 2016, the Company estimated the fair value of some of the embedded derivatives upon issuance, at the end of each reporting period and prior to their conversion and elimination using a binomial option-pricing model with the following assumptions, according to the instrument: exercise prices ranging from $14.50 to $46.75 per share; risk free interest rates ranging from 0.16% to 1.06%; expected lives ranging from 0.05 to 2.09 years; expected dividends of 0%; volatility factors ranging from 125.33% to 510.03%; and stock prices ranging from $15 to $70. During fiscal 2016, the Company estimated the fair value of the remaining embedded derivatives upon issuance and at the end of each reporting period using a Monte Carlo valuation model with the following assumptions: exercise prices ranging from $20 to $125 per share; risk free interest rates ranging from 0.18% to 1.44%; expected lives ranging from 0.04 to 6.40 years; expected dividends of 0%; volatility factors of 129% to 140%; and stock prices ranging from $20 to $475 per share.  The expected lives of the instruments were equal to the average term of the conversion option or expected exercise period of the warrants.  The expected volatility is based on the historical price volatility of the Company's common stock.  The risk-free interest rate represents the US Treasury constant maturities rate for the expected life of the related conversion option. The dividend yield represents anticipated cash dividends to be paid over the expected life of the conversion option.  The Company recognized a gain on derivatives liability for the three months ended June 30, 2017 of $64,145 and a gain on derivatives liability for the three months ended June 30, 2016 of $5,603,411.  The Company recognized a gain on derivatives liability for the nine months ended June 30, 2017 of $230,163 and a gain on derivatives liability for the nine months ended June 30, 2016 of $2,796,542.
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

Series D Convertible Preferred Stock
The Board of Directors has designated 1,000,000 shares of preferred stock as Series D Convertible Preferred Stock ("Series D Preferred ").  The Series D Preferred votes on an as-converted basis.  The Series D Preferred has a dividend rate of 8%, payable quarterly.  The Company may redeem the Series D Preferred at a redemption price equal to 120% of the original purchase price with 15 days' notice. During the nine months ended June 30, 2017 and 2016, the Company accrued $24,800 and $18,617 of dividends on Series D preferred stock, respectively, and settled $0 and $12,434 of accrued dividends, respectively, by issuing 0 and 455 shares of common stock, respectively.

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
During the three months ended June 30, 2017 and 2016, the Company accrued dividends of $34,178 and $39,598, respectively, payable to Series E Preferred.  During the nine months ended June 30, 2017 and 2016, the Company accrued dividends of $102,535 and $185,485, respectively, payable to Series E Preferred.  As of June 30, 2017 and September 30, 2016, the aggregate redemption price for the Series E Preferred was $477,829.

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

During the three and nine months ended June 30, 2016, the Company accrued dividends of $0 and $495,148, respectively, payable to Series F Preferred stockholders.
Series G Convertible Preferred Stock
During January 2017, the Board of Directors designated 43,220 shares of preferred stock as Series G Convertible Preferred Stock ("Series F Preferred").  Series G Preferred votes on an as-converted basis, has a stated value of $500 per share. The Series G Preferred will automatically convert the stated value of such shares into fully paid and non-assessable shares of common stock (Series G Conversion Shares") of the Company upon (i) the Company's receipt of $50,000,000 or more in gross revenue in a single fiscal year, (ii) the sale of the Company via asset purchase, stock sale, merger or other business combination in which the Company and/or its stockholders receive aggregate gross proceeds of $25,000,000 or more, or (iii) the closing of an underwritten offering by the Company pursuant to which the Company receives aggregate gross proceeds of at least $10,000,000 in consideration of the purchase of shares of common stock and/or which results in the listing of the Company's common stock on the Nasdaq National Market, the Nasdaq Capital Market, the New York Stock Exchange, or the NYSE MKT. The number of Series G Conversion Shares issuable upon conversion shall equal the stated value divided by the conversion price then in effect. The conversion price of the Series G Preferred is $22.50. Upon the trigger of an automatic conversion, all of the shares of Series G Preferred owned by such holders will convert into common stock at the conversion price then in effect.
On January 31, 2017, the Company issued 32,415 shares of Series G Preferred to an entity affiliated with one of the Company's former Chief Executive Officers and 10,805 shares of Series G Preferred to a different former Chief Executive Officer and consultant to the Company. The consideration for such issuance relates to services rendered to the Company. Each of the two recipients of the Series G Preferred stock have entered into lock-up agreements, as amended, prohibiting the sale or other transfer of the Common Shares issued pursuant to the conversion of the Series G Preferred securities of the Company owned by each of them for the longer of (i) 18 months or (ii) the date the Company first has annual gross revenues in an amount of at least $20,000,000. The lock-up agreements initially expired if the Offering was not completed by February 15, 2017, whose expirations were extended to March 31, 2017 with new agreements signed during February 2017.  As of June 30, 2017, the agreements have expired.  On September 5, 2017, the Board of Directors of the Company agreed to modify the terms of the Series G Convertible Preferred stock to remove the 18-month lock-up period, however, no such amendment to the Series G Preferred has not been filed with the State of Delaware as of the date of this filing.
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
During the nine months ended June 30, 2017, the Company issued 7,000 shares of common stock (post reverse stock split) for services provided by an independent consultant; the value on the date of grant was $70,000.

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
During fiscal 2016, the Company granted warrants to purchase 24,032 common shares with an exercise price of $32.50 per share in connection with the acquisition of a note payable and line of credit; warrants for the purchase of 14,786 shares vested immediately, 3,696 vested upon the disbursement of the second tranche of the related note payable, and 5,550 vest evenly in the event of three available increases on the related line of credit (see Note 9). The warrants expire in February 2023, may be exercised via cashless exercise and are puttable upon expiration or liquidation for the greater of $500,000 or up to 6.5% of the equity value of the Company, depending on the number of warrants vested. The fair value of the warrants upon grant of $3,731,969 was recorded as a derivative and the Company received cash of $2,967 upon issuance of the warrants. The Company recognized $1,419,541 as debt discount for the portion allocated to the note payable and the debt discount is being amortized over the life of the note payable to interest expense. During September 2016, the Company entered into a conditionally effective warrant cancellation agreement with the warrant holders, which has expired (see Note 17).
During February 2016, the Company exchanged warrants held by the holders of its Series F Preferred for the purchase of 11,070 shares of common stock in connection with the redemption of Series F Preferred for new warrants for the purchase of the same number of shares on different terms. The new warrants were initially exercisable for $150 per share, adjustable to any lower rates granted through equity sales or other conversion rates provided by issuances of other debt, warrants, options or other instruments, with the exception of certain other raises. During September 2016, the Company issued warrants for the purchase of common stock that adjusted the warrants to have an exercise price per share equal to the lesser of (i) 80% of the per share price of the common stock of the Offering, (ii) $25 per share, (iii) 80% of the unit price in the Offering (if applicable), or (iv) the exercise price of any warrants issued in the Offering. On December 11, 2017, the Company entered into Securities Purchase Agreements that adjusted the conversion rate to exercise price per share equal to the lesser of (i) 80% of the per share price of common stock in a contemplated private placement of securities of up to $5,000,000, contemplated to take place within six months of the effective date (the "Private Placement") (ii) $3.00 per share, (iii) 80% of the offering price in the Private Placement (if applicable), or (iv) 80% of the exercise price of any warrants issued in the Private Placement, in each case subject to adjustment (see Note 18). The new warrants expire in February 2021, and may be exercised via cashless exercise. Additional warrants for the purchase of 16,000 shares of common stock may be issued in the event of default on the related notes payable, exercisable at $0.50 per share, with 25% issuable upon the first event of default, 37.5% upon the second event, and 37.5% upon the third event. The warrants issuable upon default expire in February 2026 (if issued), may be exercised via cashless exercise, and are puttable upon expiration or liquidation with the primary warrants. The new warrants may only be exercised to the extent the respective holder would own a maximum of 4.99% of the Company's common stock after exercise, but the holders may elect to increase the maximum to 9.99%. The Company recognized a deemed dividend of $6,484,236 as a result of the exchange and related redemption of Series F Preferred.
During September 2016, the Company granted warrants to purchase 20,000 shares in connection with the acquisition of a note payable at an exercise price per share equal to the lesser of (i) 80% of the per share price of the common stock of the Offering, (ii) $25 per share, (iii) 80% of the unit price in the Offering (if applicable), or (iv) the exercise price of any warrants issued in the Offering. Upon the closing of the Offering, the number of shares issuable under the warrant will reset to an amount of shares equal to the aggregate exercise amount of the warrants (as defined therein) divided by the exercise price then in effect. The warrants expire in September 2021, and may be exercised via cashless exercise. The warrants may only be exercised to the extent the holder would own a maximum of 9.99% of the Company's common stock after exercise. The Company recognized $220,000 of the $493,590 fair value of the warrants as a debt discount, which is being amortized over the life of the borrowing, and recognized the remaining $273,590 as a loss on derivatives liability. In the event the Company borrows additional amounts above the initial $500,000 under the note payable, the Company will be required to issue additional warrants with an aggregate exercise amount equal to 100% of the additional amount borrowed with similar terms to warrants issued as part of the initial borrowing. During the nine months ended June 30, 2017, the Company borrowed an additional $1,000,000 on the note and issued warrants for the purchase of 40,000 shares of common stock with the same terms as the initial warrants. The Company recognized the $2,103,341 fair value of the warrants as debt discounts, which are being amortized over the remaining life of the borrowing.  Effective March 3, 2017, the note was amended to increase the maximum principal sum from $1,500,000 to $2,000,000 under which the Company borrowed an additional $200,000 in consideration and issued the lender a warrant to purchase up to 8,000 shares of common stock with the same terms as the warrants previously issued under the previous terms of the note.  The Company recognized the $407,947 fair value of the warrants as part of the total on extinguishment of debt of $501,969.

During the nine months ended June 30, 2017, the Company measured the fair value of warrants classified as liabilities on the date of issuance and on each re-measurement date using the Monte Carlo valuation model. For this liability, the Company and specialist developed their own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's common stock, stock price volatility, the contractual term of the warrants, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants uses Level 3 measurements. The following assumptions were used:

Exercise price	$2.50 - $25.00
Expected term (years)	0.21 - 4.93
Volatility	128% - 194%
Risk-free rate	0.49% - 1.99%
Dividend rate	0%
Common stock price	$2.50 - $25.00

The following table summarizes information about stock options and warrants outstanding as of June 30, 2017:

Options and Warrants	Number of Options and Warrants	Weighted- Average Exercise Price
Outstanding as of October 1, 2016	65,045	$35.06
Granted	48,000	25.00
Forfeited	(3,871)	357.84
Outstanding as of June 30, 2017	109,174	37.12
Exercisable as of June 30, 2017	102,225	34.46

As of June 30, 2017, the outstanding warrants have an aggregate intrinsic value of $0 and the weighted average remaining term of the warrants was 4.52 years. The total compensation cost related to unvested awards not yet recognized (warrants and shares) was $38,468.

16.  Related-Party Transactions Not Otherwise Disclosed
In February 2016, the Company amended a consulting agreement dated September 2015, with an entity controlled by a former Executive Chairman of the Board of Directors, effective January 2016.  The amendment extended the agreement through December 2016, which automatically renews on a monthly basis until otherwise cancelled in accordance with the terms therein, changing the monthly compensation of $6,000 to an hourly rate of $250 per hour, and eliminated the previously included bonus structure.  During May 2017, the Company granted 1,719 shares of common stock, with a value of $17,207 on the date of grant, to the consultant as a bonus for services performed.  As of June 30, 2017, the shares have not been issued and the value has been included in accrued expenses.  On September 5, 2017, the Company granted 1,500 shares of the Company's Series H Preferred stock to an entity controlled by a former Executive Chairman of the Board of Directors for past services rendered in addition to amounts earned under an existing consulting agreement.  The shares of Series H Preferred stock have not yet been issued.  The terms of the Series H Preferred stock have been approved by the Board of Directors of the Company, but no Certificate of Designation has been filed with the appropriate authoritative body.  On November 13, 2017, the former Executive Chairman of the Board of Directors terminated the consulting agreement.
In July 2016, the Company entered into a Consulting Agreement with a former Executive Chairman and Chief Executive Officer of the Company.  This Consulting Agreement is for an initial period of one year, and shall automatically renew for consecutive one month periods unless terminated by the Company or the former Executive Chairman and Chief Executive Officer. As consideration for the services to be performed thereunder, the Company shall pay the former Executive Chairman and Chief Executive Officer at the rate of $250 per hour, but such compensation may not exceed $20,000 during any calendar month.  During May 2017, the Company granted 10,324 shares of common stock, with a value of $103,343 on the date of grant, to the consultant as a bonus for services performed.  As of June 30, 2017, the shares have not been issued and the value has been included in accrued expenses.  On September 5, 2017, the agreement was replaced with a new agreement for an initial period of one year, and shall automatically renew for consecutive one month periods unless terminated by the Company or the former Executive Chairman and Chief Executive Officer.  As consideration for the services, the Company shall pay the former Executive Chairman and Chief Executive Officer at the rate of $250 per hour, but such compensation may not exceed $20,000 during any calendar month, plus 1,500 shares of the Company's Series H Preferred stock.  The shares of Series H Preferred stock have not yet been issued.  The terms of the Series H Preferred stock have been approved by the Board of Directors of the Company, but no Certificate of Designation has been filed with the appropriate authoritative body.
In August 2016, the Company received a cash advance for $135,000 from a former Executive Chairman and Chief Executive Officer of the Company.  During the nine months ended June 30, 2017, the Company repaid the advance.
During May 2017, the Company granted 96,275 shares of common stock, with a value of $963,713 on the date of grant, to a former Executive Chairman and Chief Executive Officer of the Company, who was in office at the time, as a bonus for services performed.  As of June 30, 2017, the shares have not been issued and the value has been included in accrued expenses.  On September 5, 2017, the Board of Directors of the Company granted 963 shares of Series H Preferred stock to the former Executive Chairman and Chief Executive Officer of the Company in lieu of the 96,275 shares of previously granted common stock.  The terms of the Series H Preferred stock have been approved by the Board of Directors of the Company, but no Certificate of Designation has been filed with the appropriate authoritative body.  The Series H Preferred shares have not yet been issued.
In September 2017, the Company entered into an employment agreement with the former Executive Chairman and Chief Executive Officer of the Company, who was in office at the time, for a period of two years for services as the Executive Chairman and Chief Executive Officer of the Company.  The initial term of the agreement is for two years and shall automatically renew on a year to year basis, unless terminated sooner.  The base compensation is $360,000 per year plus 1,500 shares of the Company's Series H Preferred stock.  The shares of Series H Preferred stock have not yet been issued.  The terms of the Series H Preferred stock have been approved by the Board of Directors of the Company, but no Certificate of Designation has been filed with the appropriate authoritative body.  An additional cash or stock bonus may be awarded, subject to the attainment of such individual of certain objectives as the Board of Directors of the Company shall establish from time to time.  Upon certain termination conditions contained in the agreement, the Company may be required to pay severance of twice the base compensation at its highest point during the five-year period prior to termination.  Effective October 12, 2017, the former Executive Chairman and Chief Executive Officer has waived any constructive termination in relation to changes in title, working conditions or duties such that his powers are diminished, reduced or otherwise changed to include powers, duties, or working conditions which are note materially consistent with title, continuing after written notice and 10 days to cure.

17.  Commitments and Contingencies
During the nine months ended June 30, 2017, the Company leased office space under a non-cancelable operating lease.  In February 2015, the Company entered into a sublease agreement for part of the office space under the non-cancelable operating lease through the end of the original lease period.  Payments under the sublease were made by the sublessee directly to the Company's landlord.  The non-cancelable operating lease was terminated during June 2015.
During June 2015, the Company entered into a new non-cancelable operating lease for its existing office space, excluding the previously subleased space, with payments beginning in July 2015.  Future minimum rental payments under the non-cancelable operating lease as of June 30, 2017, were as follows:
Years Ending September 30,

2017	$32,908
2018	111,340

$144,248

The Company's rent expense under the new non-cancelable operating lease for nine months ended June 30, 2017 and 2016, was approximately $97,000 and $94,000, respectively.
During February 2016, the Company entered into an agreement with one if its vendors to purchase a minimum of $200,000 of inventory per quarter through January 2018.  The agreement was cancelled subsequent to June 30, 2017.
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
Effective November 1, 2016, the Board approved the 2016 Incentive Stock Option plan providing for the issuance of options to purchase up to 377,250 shares.  No shares have been approved under the Plan as of June 30, 2017.
On April 17, 2017 the Company entered into a Joint Venture Agreement, effective March 31, 2017 (the "JV Agreement") with Colorado Choice Health Plans ("CCHP"), a customer. Under the JV Agreement: (i) CCHP is providing various services to the Company to improve the Company's diabetes programs, (ii) the Company loaned CCHP $500,000 under a debenture note (recorded as a note receivable in the accompanying consolidated condensed balance sheets), and (iii) the JV Agreement will terminate upon the later of (a) repayment of the debenture note or (b) the one year anniversary of the JV Agreement. The debenture note: (i) bears interest at the rate of five percent per annum, (ii) is subordinated to the rights of CCHP policyholders, claimants and beneficiary claims and all other classes of CCHP creditors other than subordinated debenture holders, (iii) does not become a liability of CCHP until and unless the Commissioner of the Colorado Department of Regulatory Agencies, Division of Insurance ("Division of Insurance") authorizes repayment of the debenture agreement, and shall be treated by CCHP as surplus until the time of such approval, (iv) is only repayable from available funds in excess of CCHP's minimum net surplus required to be maintained by the Division of Insurance, and (v) is otherwise repayable on March 31, 2018, assuming approval by the Division of Insurance.
On May 28, 2015, an investor of the Company filed a lawsuit claiming damages of $1,000,000 exclusive of interest and costs against the Company, a former Executive Chairman, an entity controlled by another former Executive Chairman, and 4G Biometrics, a wholly owned subsidiary of the Company, for breach of contract. The Company has engaged legal counsel regarding the matter.  The Company has assessed a high probability of settling the matter for $750,000 in cash, equity, or a combination thereof.  The Company has accrued a contingent liability of $750,000 and loss on settlement as of June 30, 2017.
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

18.  Subsequent Events
Subsequent to June 30, 2017, the Company entered into the following agreements and transactions:

(1)
On August 2, 2017, the Company received a cash advance from a third party in the amount of $100,000, which incurs fees of $1,500 per day until repaid.  During November 2017, the Company amended the advance to be callable at any time, due May 30, 2018, and to become convertible into shares of the Company's common stock at the most favorable rate available as of the date of the agreement.  The conversion rate may adjusted for any more favorable conversion terms provided to any other note holder at a future date.

(2)
On August 7, 2017, the Company received a cash advance from a third party in the amount of $50,000, which incurs fees of $750 per day until repaid. During November 2017, the Company amended the advance to be callable at any time, due May 30, 2018, and to become convertible into shares of the Company's common stock at the most favorable rate available as of the date of the agreement.  The conversion rate may adjusted for any more favorable conversion terms provided to any other note holder at a future date.

(3)
During August 2017, the Company received letters related to unsecured notes payable with third parties with principal balances totaling $5,900,000 as of June 30, 2017 where the lenders waived any historical and future events of default through August 24, 2017 and extended the maturity date through August 24, 2017.

(4)
During August 2017, the Company received a letter related to an unsecured note payable with a third party with a principal balance of $334,464 as of June 30, 2017 wherein the lender waived any historical and future events of default through August 24, 2017 and extended the maturity date through August 24, 2017.  On December 18, 2017, another letter was received wherein the lender waived any historical and future events of default through February 28, 2018 and extended the maturity date through February 28, 2018.

(5)
During August 2017, the Company received a letter related to secured and unsecured notes payable with entities controlled by the Company's former chief executive officer and Executive Chairman of the Board of Directors, who was in office at the time, with principal balances of $1,721,100, $1,303,135, $250,000 and $25,463 as of June 30, 2017, wherein the lenders waived any historical and future events of default through August 24, 2017 and extended the maturity date through August 24, 2017.  On December 18, 2017, another letter was received wherein the lender waived any historical and future events of default through January 12, 2018 and extended maturity date was extended through January 12, 2018.

(6)
During August 2017, the Company received a letter related to an unsecured note payable with a former Executive Chairman of the Board of Directors with a principal balance of $542,004 as of June 30, 2017 wherein the lender waived any historical and future events of default through August 24, 2017 and extended the maturity date through August 24, 2017.  On December 18, 2017, another letter was received wherein the lender waived any historical and future events of default through January 12, 2018 and extended maturity date was extended through January 12, 2018.

(7)
During July 2017, the Company granted 1,562 shares of common stock, with a value of $12,496 on the date of grant, to the former Executive Chairman and Chief Executive Officer of the Company, who was in office at the time, as a bonus for services performed during the three months ended June 30, 2017.  The value of the shares has been included in accrued expenses as of June 30, 2017.

(8)
On August 16, 2017, the Company sold $248,500 of future customer receipts to a third party for $175,000 in cash.  The $73,500 difference between the future customer receipts and cash received by the Company is being amortized to interest expense over the term of the note. The note is subordinated to another note and is guaranteed by the Company's former Executive Chairman and Chief Executive Officer, who was in office at the time.

(9)
During July 2017, the Company granted 50,000 shares of common stock, with a value of $400,000 on the date of grant, to a third party as part of a one-year consulting agreement.  The value of the shares will be amortized to selling, general and administrative expenses evenly over the service period.  On September 5, 2017, the Board of Directors granted the issuance of 500 shares of Series H Preferred stock in lieu of the 50,000 shares of common stock, to which the third party has verbally agreed.  The Series H Preferred shares have not yet been issued.

(10)	During July 2017, the Company granted 3,937 shares of common stock to employees for bonuses. The $31,500 fair value of the shares has been included in accrued expenses as of June 30, 2017.

(11)
On August 28, 2017, the Company sold $224,850 of future customer receipts to a third party for $150,000 in cash.  The $74,850 difference between the future customer receipts and cash received by the Company is being amortized to interest expense over the term of the note. The note is subordinated to another note and is guaranteed by the Company's former Executive Chairman and Chief Executive Officer, who was in office at the time.

(12)
On August 31, 2017, the Company sold $119,920 of future customer receipts to a third party for $80,000 in cash.  The $39,920 difference between the future customer receipts and cash received by the Company is being amortized to interest expense over the term of the note. The note is subordinated to another note and is guaranteed by the Company's former Executive Chairman and Chief Executive Officer, who was in office at the time.

(13)
On September 5, 2017, the Board of Directors of the Company modified the terms of the Series G Convertible Preferred stock to remove the 18-month lock-up period.  The amendment has not been filed with the State of Delaware as of the date of this filing.

(14)
On September 5, 2017, the Board of Directors of the Company ratified a change to the Series H Preferred stock, previously contemplated and approved by the Board of Directors, to where each share of the Series H Preferred stock is convertible into 100 shares of the Company's common stock, is limited to a total ownership of 4.99% of the outstanding common stock at the time of conversion, is to be non-voting stock, does not bear interest or dividends, and is transferable with the same terms.  The Certificate of Designation for the Series H Preferred stock has not been filed with the State of Delaware as of the time of this filing and no shares had been issued prior to September 5, 2017.

(15)
On September 5, 2017, the Company entered into a consulting agreement with a former Executive Chairman and Chief Executive Officer of the Company, which replaced and existing consulting agreement, for certain consulting services to the Company including, but not limited to (i) developing business plans, (ii) making introductions to potential customers and/or suppliers, (iii) identifying qualified employees and other service providers, (iv) sales, marketing, manufacturing and other operating activities, and (v) meeting with the Company's and its affiliates' respective managers, officers, employees, agents, and other service providers regarding the business, prospects and affairs of the Company and its affiliates. The former officer may not engage in and shall not be entitled to any fees or consideration for (i) negotiating the purchase and/or sale of Company securities, (ii) making recommendations regarding transactions involving Company securities, (iii) or any other matters involving transactions of Company securities.  The agreement is for one year and includes compensation of $250.00 per hour, but such compensation may not exceed $20,000 during any calendar month, plus 1,500 shares of the Company's Series H Preferred stock.  The shares of Series H Preferred stock have not been issued at the time of this filing.

(16)
On September 5, 2017, the Company renewed an existing license and royalty agreement with an entity controlled by a former Executive Chairman and Chief Executive Officer of the Company (the "licensee").  Under the agreement, the licensee receives the right to make, sell and use products related to the Company's intellectual property regarding diabetics, cellular, GPS and CareCenter arena and generally characterized as the CareCenter Technology in a certain region.  The Company shall receive a royalty of 15% of the licensee's gross sales price for the product.  The initial term is for three years whereby the licensee must achieve a minimum royalty of $10,000 per month to maintain the agreement, whereby the agreement will be extended for one addition year unless terminated.  If the minimum monthly royalty is not maintained, the licensee may pay a sum to bring the total payment up to $360,000 within 60 days of the end of the three-year term to extend the agreement for one additional year.  The Company may terminate the agreement if the licensee does not commence to manufacture, distribute and sell product within a 6-month period after the execution of the agreement.

(17)
On September 5, 2017, the Company granted 1,500 shares of the Company's Series H Preferred stock to an entity controlled by a former Executive Chairman of the Board of Directors for past services rendered in addition to amounts earned under an existing consulting agreement.  The shares of Series H Preferred stock have not been issued at the time of this filing.

(18)
On September 5, 2017, the Company entered into an employment agreement with the former Executive Chairman and Chief Executive Officer of the Company, who was in office at the time, for a period of two years for services as the Executive Chairman and Chief Executive Officer of the Company.  The initial term of the agreement is for two years and shall automatically renew on a year to year basis, unless terminated sooner.  The base compensation is $360,000 per year plus 1,500 shares of the Company's Series H Preferred stock.  The shares of Series H Preferred stock have not yet been issued.  The terms of the Series H Preferred stock have been approved by the Board of Directors of the Company, but no Certificate of Designation has been filed with the appropriate authoritative body.  An additional cash or stock bonus may be awarded, subject to the attainment of such individual and ActiveCare objectives as the Board of Directors of the Company shall establish from time to time as determined by the Board of Directors of the Company.  Upon certain termination conditions upon termination of the agreement, the Company may be required to pay severance of twice the base compensation of the former Executive Chairman and Chief Executive Officer at its highest point during the five-year period prior to termination. In addition, the Board of Directors approved compensation at a level of $360,000 per year retroactive from July 2017, when the former Executive Chairman and Chief Executive Officer was appointed, until the employment agreement was signed. Effective October 12, 2017, the agreement was amended to waive any constructive termination in relation to changes in title, working conditions or duties such that his powers are diminished, reduced or otherwise changed to include powers, duties, or working conditions which are note materially consistent with title, continuing after written notice and 10 days to cure.

(19)
On September 5, 2017, the Board of Directors granted 963 shares of Series H Preferred stock to the former Executive Chairman and Chief Executive Officer of the Company, who was in office at the time, in lieu of 96,275 shares of previously granted common stock as a bonus for services performed.  The Series H Preferred shares have not yet been issued.

(20)
On September 5, 2017, the Board of Directors granted 200 shares of Series H Preferred stock to the holder of an unsecured note payable with a balance of $300,000 as of June 30, 2017 for the extension of the note payable.  The Series H Preferred shares have not yet been issued.

(21)
From September 21, 2017 through December 1, 2017, the Company received cash advances totaling $230,000 from an entity controlled by the Company's former Executive Chairman and Chief Executive Officer, who was in office at the time, and repaid $10,000 plus the reimbursement of bank fees of $200.

(22)
On September 25, 2017, the Company entered into agreements with its primary product vendor that supersedes all prior agreements with the vendor.  Under the agreements, the vendor will provide all products and services to the Company's service members as they are assigned to the vendor.  In return, the vendor will pay the Company a fee for services rendered to the vendor and to the members for monitoring and reporting.  The Company also earns commissions on all members assigned under the agreement to be paid upon completion of certain milestones met with each individual member.  The agreements also modify the terms of an existing note payable to the vendor.  The note accrues interest at 0.65% per annum, is reduced by the amount of commissions earned by the Company under the agreements and matures on September 25, 2019.  The agreements also add interest fees on existing accounts payable at 0.65% per annum and the accounts payable are reduced by the amount of commissions earned by the Company under the agreements for a minimum of 24 months.

(23)	On September 27, 2017, the Company received a cash advance from a third party in the amount of $40,000, which incurs fees of $600 per day until repaid.

(24)
In October 2017, the Company entered into a settlement agreement related to an unsecured note payable with a principal balance of $300,000 as of June 30, 2017.  As part of the agreement, the lender lent the Company an additional $200,000 which has been added to the principal balance of the note payable.  The agreement modified the terms of the note payable to become secured by inventory owned by the Company, requires issuance of 3,000 shares of Series H Preferred Stock, which were granted by the Board of Directors on September 5, 2017 and are required to be able to convert the lender's shares into 300,000 shares of the Company's common stock, and requires payments of $8,600 for 72 consecutive weeks.  If any payment is late, the Company is required to issue the lender an additional 86 shares of Series H Preferred Stock per late payment and an additional 172 shares of Series H Preferred stock if late payments are not cured within 30 days and for each subsequent 30-day period the note is in default.  The amended note also requires payment of a key man life insurance policy on a former Executive Chairman of the Board of Directors naming the lender as the benefactor.  The fair value of the shares will be amortized over the life of the amended note.  The note terms are adjustable for any terms subsequently provided to other investors.

(25)
On November 7, 2017, the Company entered into individual agreements related to secured borrowings from four different parties that each previously purchased customer receivables that require daily payments.  The agreements modified each agreement to reduce the amount of the respective daily payment to approximately half of the amount previously drawn through January 7, 2018, whereafter the amount of the payment returns to the payment required under the respective agreement plus an additional amount equal to the amount shorted during the period of lower payments divided by the number of remaining payments remaining on the original term of the respective note payable.  Three of the four agreements are verbal.  On January 5, 2018, the Company further modified each agreement to keep the amount of the daily payments at approximately the same level as the agreement on November 7, 2017 through mid-March 2018, except one where the lower payments are only through February 5, 2018.  Three of the four agreements are verbal.

(26)	On November 13, 2017, an entity controlled by a former Executive Chairman of the Board of Directors, with whom we contracted for consulting, terminated the existing consulting arrangement.

(27)
On November 13, 2017, the Company entered into a sales broker agreement with an entity controlled by a former Executive Chairman of the Board (the "Sales Broker").  Under the Sales Broker agreement, the Company will provide services to certain customers referred to the Company and the Sales Broker will receive administration fees in the amount of 15% of gross revenues, as defined by the Sales Broker agreement, as long as the Company services the respective customer even in the event the Sales Broker agreement is terminated.  The Sales Broker will promote the Company, its services and products, and introduce potential customers to the Company as a sales representative.  The initial term of the Sales Broker agreement is one year, which automatically renews for additional one-year periods until cancelled by either party.

(28)
On November 30, 2017, the Company signed a letter of understanding with a former consultant where the Company agreed to convert $100,000 of past consulting fees owed into an equivalent value of equity in the Company upon a qualifying capital raise.

(29)
On November 10, 2017, the Company signed a formal agreement replacing a former verbal agreement with an unsecured note holder, with principal due of $350,000 as of June 30, 2017.  The new agreement memorialized previously agreed upon terms whereby the lender converted a $350,000 advance into an unsecured note payable, with interest at 2.8% of revenues, for $143,987 in fees and a future payoff fee of 20% of the principal, or $70,000, which are included in accrued liabilities and interest expense as of June 30, 2017.  The written agreement adjusted the verbal agreement to where the Company is required to pay any outstanding interest at the end of the first month following a quarter end. The lender may call all amounts due under the note payable as due and payable after February 28, 2018, given 15 calendar days notice, and the written agreement includes a most favored nations clause in relation to conversion features.

(30)
On November 27, 2017, the Company signed a formal agreement memorializing previous agreements with the holder of an unsecured note and cash advance, with aggregate principal due of $1,200,000 as of June 30, 2017, as well as additional advances with aggregate principal of $190,000 that were received subsequent to June 30, 2017.  The new agreement memorialized the terms of the note payable whereby the lender converted $617,500 in advances into a $1,100,000 unsecured note payable, with interest at 18% per annum for $95,226 in fees, which have been included in accrued liabilities and interest expense as of June 30, 2017.  In addition, the new agreement allows for advances to incur fees at 1.5% of the advance principal per calendar day until paid in full.  The written agreement adjusted the verbal agreements to where the note payable and advance balances and fees may be called by the lender at any time and are due by May 30, 2018, and the new agreement includes a most favored nations clause in relation to conversion features on the note payable and advances.  The new agreement also assigned $2,000,000 of note payable principal held by an entity controlled by an officer of the Company to the lender.  All interest accrued on the assigned balance is payable to the officer.

(31)
On December 6, 2017 the Company entered into those certain forbearance and lock up letter agreements with three (3) debtors which held convertible debentures in the aggregate principal amount of $1,109,345 at the time of the agreements, whereby the debtors agreed that, without prior written consent of the Company, the debtors will not, directly or indirectly, (i) offer for sale, sell, pledge, or otherwise transfer or dispose of (or enter into any transaction that is designed to, or could be expected to, result in the transfer or disposition by any person at any time in the future of) any shares of common stock (including, without limitation, shares of common stock that may be deemed to be beneficially owned by the undersigned in accordance with the rules and regulations of the Securities and Exchange Commission and shares of common stock that may be issued upon exercise of any options or warrants) or securities convertible into or exercisable or exchangeable for common stock, (ii) enter into any swap or other derivatives transaction that transfers to another, in whole or in part, any of the economic benefits or risks of ownership of shares of common stock, whether any such transaction is to be settled by delivery of common stock or other securities, in cash or otherwise, (iii) except as provided for, make any demand for or exercise any right or cause to be filed a registration statement, including any amendments thereto, with respect to the registration of any shares of common stock or securities convertible into or exercisable or exchangeable for common stock or any other securities of the Company, or (iv) publicly disclose the intention to do any of the foregoing for a period of the earlier of (a) June 5, 2018 or (2) the consummation of a qualified offering, herein deemed as an offering by the Company of $3,000,000 or more.  Additionally, the Debt Holders agreed that they will forbear from enforcing their rights and remedies against any defaults which may exist historically, currently or in the future through June 5, 2018 under the existing loan documents.  The agreements automatically terminate upon the earlier of (i) inability to raise a minimum of $550,000 in capital on or before December 31, 2017; (ii) June 5, 2018; or (iii) the consummation of a qualified offering of at least $3,000,000 by the Company.  In addition, two (2) of the debtor agreements waive their rights to default litigation only through December 31, 2017 and any new financing must receive their prior consent unless it is common equity.

(32)
Effective December 11, 2017, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with four accredited investors, including the Company's new Chief Executive Officer in connection with the closing of a bridge financing (the "Bridge Financing") in the gross amount of $600,000. The three remaining accredited investors hold notes payable with an aggregate principal balance of $3,865,865 as of June 30, 2017. Pursuant to the Purchase Agreements, the Investors purchased from the Company (i) Promissory Notes in the aggregate principal amount of $631,578.06 (the "Notes") due and payable six months from the Effective Date and (ii) Common Stock Purchase Warrants (the "Warrant"), exercisable for five years from the date of issuance, to purchase up that certain amount of shares with an aggregate exercise amount equal to $600,000 at an exercise price per share equal to the lesser of (i) 80% of the per share price of common stock in the companies contemplated private placement of securities of up to $5,000,000, contemplated to take place within six months of the effective date (the "Private Placement") (ii) $3.00 per share, (iii) 80% of the offering price in the Private Placement (if applicable), or (iv) 80% of the exercise price of any warrants issued in the Private Placement, in each case subject to adjustment hereunder (the "Exercise Price"). The Notes were issued in favor of the Investors with an original issue discount equal to five percent (5%). Additionally, pursuant to the Purchase Agreement, the Company will issue the investors common stock (the "Origination Shares") worth 30% of the purchase price paid by each investor (the "Origination Dollar Amount") on the 5th trading day after the pricing of the Private Placement, but in no event later than six months from the Effective Date. The Origination Dollar amount will divided by the lowest of (i) $3.00 (subject to adjustment for stock splits), (ii) 80% of the common stock offering price in the Private Placement, (iii) 80% of the offering price of the Private Placement (if applicable), or (iv) 80% of the exercise price of any warrants issued in the Private Placement.  At the closing of the Private Placement the Note shall automatically convert into a subscription into the Private Placement in an amount equal to 125% of the Note balance, subject to certain conditions as outlined therein. If the Company fails to repay the balance due under the Note on its Maturity the Investors have the right, at any time, at their election, to convert all or part of the outstanding and unpaid principal sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of common stock of the Company pursuant to the following conversion formula: number of shares receivable upon conversion equals the dollar amount being converted divided by the Conversion Price. The Conversion Price is the lesser of $3.00 (subject to adjustment for stock splits) or 60% of the lowest trade price in the 25 trading days. Further, in the event of any default, the outstanding principal amount of the Notes, plus accrued but unpaid interest, liquidated damages, fees and other amounts owing in respect thereof through the date of acceleration (the "Note Balance"), shall become, at the Investor's election, immediately due and payable in cash at the Mandatory Default Amount. The Mandatory Default Amount means the investor's choice of (this choice may be made at any time without presentment, demand, or notice of any kind): (i) the Note Balance divided by the Conversion Price on the date of the default multiplied by the closing price on the date of the default; or (ii) the Note Balance divided by the Conversion Price on the date the Mandatory Default Amount is either (a) demanded or (b) paid in full, whichever has a lower Conversion Price, multiplied by the closing price on the date the Mandatory Default Amount is either (a) demanded or (b) paid in full, whichever has a higher closing price; or (iii) 150% of the Note Balance. If, at any time the Note is outstanding, the Company issues a Variable Security (as defined therein), then in such event the Investors shall have the right to convert all or any portion of the outstanding balance of the Notes into shares of Common Stock on the same terms as granted in any applicable Variable Security issued by the Company.

(33)
On November 17, 2017, the Company received cash advances from third parties totaling $60,000.  On January 5, 2018, the advances converted into agreements with the same terms as the Bridge Financing entered into on December 11, 2017.

(34)
On December 11, 2017, Eric Robinson voluntarily resigned as Chief Financial Officer, Secretary and In-House Counsel, and all other positions with the Company to which he has been assigned regardless of whether he served in such capacity, effective immediately. On the same date, Jeffrey S. Peterson voluntarily resigned as Chairman of the Board of Directors, while acknowledging that he will continue to serve the Company as a Director and Executive Vice President.  On the same date, Robert J. Welgos and Bradley Robinson voluntarily resigned as members of the Board of Directors and all other positions with the Company to which they may have been assigned, regardless of whether they served in such capacity, effective immediately.  These resignations were not as a result of any disagreements with the Company.

(35)
On December 11, 2017, Isaac Onn was appointed as a member of the Company's board of Directors and Mark J. Rosenblum was appointed as the Company's Chairman of the Board of Directors and Chief Executive Officer in connection with the Bridge Financing.  In connection with Mr. Rosenblum's appointment as the Company's Chief Executive Officer, on December 11, 2017, the Company and Mr. Rosenblum finalized the terms of his employment and entered into an employment agreement (the "Rosenblum Employment Agreement"). Mr. Rosenblum shall have such duties, responsibilities and authority which shall include, but not be limited to the responsibility for the overall management, direction and strategy of the Company. The Company shall pay Mr. Rosenblum a salary at a rate of Three Hundred Thousand and 00/100 Dollars ($300,000) per year (the "Initial Base Salary"). The Initial Base Salary shall increase to an annual rate of Three Hundred and Sixty Thousand Dollars ($360,000) (the "Base Salary") upon the Company closing a financing of at least Five Million Dollars ($5,000,000). Mr. Rosenblum shall be eligible for an annual performance-based cash bonus of up to 100% of the Base Salary (as further defined in the Rosenblum Employment Agreement"). The Rosenblum Employment Agreement is for a term of three (3) years and will be automatically renewed for one year periods, unless otherwise terminated by the Company or Mr. Rosenblum. Upon execution of the Rosenblum Employment Agreement the Company agreed to issue restricted shares equal to $300,000 valued at the offering price of the next equity offering of the Company ("RSU") and an option to purchase an aggregate $600,000 valued at the offering price of the next equity offering of the Company at an exercise price equal to the market price for the next equity offering of the Company (the "Options"). One-third of these Options shall vest immediately, another third on the first anniversary of the Rosenblum Employment Agreement, and the final third on the second anniversary of the Rosenblum Employment Agreement. The RSUs shall vest 50% immediately upon issuance and 25% on each of the first and second anniversaries of the Rosenblum Employment Agreement. If the Company terminates Mr. Rosenblum's employment without just cause or if Mr. Rosenblum's employment is terminated due to Disability (as defined therein), Mr. Rosenblum shall be entitled to receive, in addition to any accrued and unpaid Base Salary, plus any accrued but unused vacation time and unpaid expenses that have been earned as of the date of such termination, the following severance payments (the "Severance Payments"): (i) equal monthly installments at the applicable Base Salary rate then in effect, as determined on the first day of the calendar month immediately preceding the day of termination, to be paid beginning on the first day of the month following such termination and continuing until the later of (A) the expiration of the Term or (B) the expiration of (i) six (6) months following the effective termination date; provided, however, that if the Company terminates the Agreement without Just Cause (as defined in the Rosenblum Employment Agreement) within six (6) months of the effective date, then Mr. Rosenblum will only be entitled to three (3) months of severance instead of six (6) months; and (ii) during the Severance Period (as defined in the Rosenblum Employment Agreement), health and life insurance benefits substantially similar to those which Mr. Rosenblum was receiving or entitled to receive immediately prior to termination; provided, however, such insurance benefits shall be reduced to the extent comparable benefits during such period following Mr. Rosenblum's termination, and any benefits actually received shall be reported by Mr. Rosenblum to the Company.  The Company will reimburse Mr. Rosenblum for any reasonably travel and relocation expenses.

(36)
During December 2017, the Company entered into those certain forbearance and lock up letter agreements with a debtor which holds convertible debentures in the principal amount of $25,312 as of December 5, 2017, whereby the debtor agreed that, without prior written consent of the Company, the debtor will not, directly or indirectly, (i) offer for sale, sell, pledge, or otherwise transfer or dispose of (or enter into any transaction that is designed to, or could be expected to, result in the transfer or disposition by any person at any time in the future of) any shares of common stock (including, without limitation, shares of common stock that may be deemed to be beneficially owned by the undersigned in accordance with the rules and regulations of the Securities and Exchange Commission and shares of common stock that may be issued upon exercise of any options or warrants) or securities convertible into or exercisable or exchangeable for common stock, (ii) enter into any swap or other derivatives transaction that transfers to another, in whole or in part, any of the economic benefits or risks of ownership of shares of common stock, whether any such transaction is to be settled by delivery of common stock or other securities, in cash or otherwise, (iii) except as provided for, make any demand for or exercise any right or cause to be filed a registration statement, including any amendments thereto, with respect to the registration of any shares of common stock or securities convertible into or exercisable or exchangeable for common stock or any other securities of the Company, or (iv) publicly disclose the intention to do any of the foregoing for a period of the earlier of (a) June 5, 2018 or (2) the consummation of a qualified offering, herein deemed as an offering by the Company of $3,000,000 or more. Additionally, the debtor agreed that they will forbear from enforcing their rights and remedies against any defaults which may exist historically, currently or in the future through June 5, 2018 under the convertible debentures. The forbearance and lock up letter agreements automatically terminate upon the earlier of (i) inability to raise a minimum of $550,000 in capital on or before December 31, 2017; (ii) June 5, 2018; or (iii) the consummation of a qualified offering of at least $3,000,000 by the Company.

(37)
On January 12, 2018, the Company received letters from four (4) debtors which hold convertible debentures with principal balances totaling $3,162,955 as of June 30, 2017 where the debtors forbear against any historical and future events of default and remedies through February 15, 2018. Further, the maturity date was extended through February 15, 2018.  As part of the letters, the Company agreed not to initiate any new financing arrangements without the consent of the debtors.

(38)
On January 12, 2018, the Company received a letter from a lender who holds two unsecured notes payable with principal balances totaling $550,000 as of June 30, 2017 where the lender forbears against any historical and future events of default through February 28, 2018 and extended the maturity date through February 28, 2018 in exchange for 12,000 shares of common stock.

(39)
On December 22, 2017, the Company entered into a Services Agreement (the "Cleveland Clinic Agreement") with the Cleveland Clinic Foundation d.b.a. Cleveland Clinic, an Ohio nonprofit corporation ("Cleveland Clinic"). Pursuant to the Cleveland Clinic Agreement, the Company will be providing services to Cleveland Clinic as agreed to by the parties in any mutually agreed form pursuant to a "Statement of Work". Pursuant to the Statement of Work included in the Cleveland Clinic Agreement, the Company will provide monitoring services to Cleveland Clinic's expected beneficiary diabetic population within the Cleveland Clinic Medicare ACO. The initial term of the Cleveland Clinic Agreement is for three years and shall automatically renew after the term for a successive twelve (12) month period from year to year unless sooner terminated by either party in accordance with the terms of the Cleveland Clinic Agreement. As consideration for the Company's Services, the Company is to receive a fixed monthly fee per Covered Diabetic Patient (as defined in the Cleveland Clinic Agreement). In addition, at such time the Cleveland Clinic Accountable Care Organization ("CCACO") shall receive a shared savings payment from the Centers for Medicare and Medicaid Services, CCACO shall share such savings with the Company based on a formula defined in the Cleveland Clinic Agreement. Cleveland Clinic may, by written notice to the Company, terminate the Agreement, any purchase order or any portion of a purchase order if the Company (i) is in material breach of any of the terms and conditions of the Cleveland Clinic Agreement or any Purchase Order, which breach in not cured within thirty (30) days after notification of such breach, (ii) terminates or suspends its business, becomes insolvent, or becomes subject to any bankruptcy or insolvency proceeding under Federal or State law. Cleveland Clinic further may terminate the Cleveland Clinic Agreement, any Purchase Order or any portion of any Purchase Order for convenience upon ninety (90) days' prior written notice to Company ("Termination for Convenience"). In connection with any Termination for Convenience, Cleveland Clinic will reimburse Company for the actual cost reasonably incurred for work in process up to the time of cancellation, as well as any non-cancellable contract of Company, or non-cancellable purchase order to a third party, entered into for the benefit of Cleveland Clinic. The Cleveland Clinic Agreement is nonexclusive, and Cleveland Clinic may contract with others to perform similar services. Accordingly, the Company may also perform similar services for others.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by US GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.

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

Going Concern

We have financed operations primarily through the sale of equity securities, long-term debt and short-term debt. Until revenues are sufficient to meet our needs, we will continue to attempt to secure financing through equity or debt securities. We continue to incur negative cash flows from operating activities and net losses. We had minimal cash, negative working capital, and negative total equity as of June 30, 2017 and September 30, 2016. In addition, the Company is in technical default on certain notes payable although the lenders in each case are working with the Company to resolve the defaults. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

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

Research and Development Program

During the three and nine months ended June 30, 2017, we spent approximately $56,000 and $307,000, respectively, compared to $58,000 and $139,000 during the same periods in 2016, on research and development related to chronic illness monitoring. The research and development program focuses on ongoing improvements to methods and systems along with new technologies for the capture and analysis of data, as well as scalable architectures to migrate to production applications and deployments.

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

During the three and nine months ended June 30, 2017, the Company measured the fair value of warrants classified as liabilities on the date of issuance and on each re-measurement date using the Monte Carlo valuation model. For this liability, the Company and valuation specialists developed their own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's common stock, stock price volatility, the contractual term of the warrants, risk–free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants uses Level 3 measurements.

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

Impairment of Long-Lived Assets

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to twenty years. Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. No long-lived assets were considered to be impaired as of June 30, 2017.

Extinguishment of Debt

We compare the cash flows of a modified note payable on the date of modification to the original terms of the note payable. The original note is derecognized and a gain or loss on the extinguishment is recognized if the present value of the cash outflows of the original note payable is 10% or more than the modified note payable.

Revenue Recognition

During the three and nine months ended June 30, 2017 and the comparable periods from 2016, revenues came from Chronic Illness Monitoring products and services. Information regarding revenue recognition policies relating to Chronic Illness Monitoring is contained in the following paragraphs.

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
Results of Operations
Three Months Ended June 30, 2017 and 2016
Revenues
Revenues for the three months ended June 30, 2017 were $1,196,000 compared to $2,176,000 for the same period in 2016, a decrease of $980,000.  The decrease is primarily due to the loss of significant customers during the nine months ended June 30, 2017.
Cost of Revenues
Cost of revenues for the three months ended June 30, 2017 was $848,000, compared to $1,382,000 for the same period in 2016, a decrease of $534,000.  The decrease in cost of revenues is primarily due to the loss of significant customers during the nine months ended June 30, 2017 and a decrease in the cost of supplies from our vendors.
Gross Profit
Gross profit for the three months ended June 30, 2017 was $348,000, compared to $794,000 for the same period in 2016, a decrease of $446,000 as a result of the decrease in revenues and cost of revenues.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2017 were $3,225,000, compared to $2,170,000 for the same period in 2016, an increase of $1,055,000.  Included in selling, general and administrative expenses is $1,461,000 and $1,004,000 of stock-based compensation incurred during the three months ended June 30, 2017 and 2016, respectively.  The increase in expenses incurred is due primarily to a write off of prepaid legal and professional fees related to an equity financing during the three months ended June 30, 2017 and increases in stock-based compensation expense and payroll and payroll tax expenses, offset, in part, by a decrease in other legal and professional fees.

Research and Development Expenses
Research and development expenses for the three months ended June 30, 2017 were $56,000, compared to $57,000 for the same period in 2016, a decrease of $1,000. We expect to continue invest into innovating new products as funds become available.
Gain on Derivatives Liability
Gain on derivatives liability for the three months ended June 30, 2017 was $64,000, compared to $5,603,000 for the same period in 2016.  The derivative liability recorded as of June 30, 2017 and 2016 relate to variable conversion price adjustments and put options on outstanding notes payable and warrants.
Interest Expense
Interest expense for the three months ended June 30, 2017 was $2,199,000, compared to $814,000 for the same period in 2016, an increase of $1,385,000.  The increase was primarily due to amortization of note payable discounts related to warrants, shares and other costs accrued, issued or paid in connection with notes payable agreements entered into and/or amended during the fiscal years 2017 and 2016 as well as fees and interest related to cash advances made during the fiscal years 2017 and 2016.
Loss on Settlement
During the three months ended June 30, 2017, we assessed the potential outcome of a lawsuit and recorded a contingent liability of $750,000 for a potential settlement.
Net Income (Loss)
Net loss for the three months ended June 30, 2017, was $5,815,000 compared to net income of $3,350,000 for the same period in 2016, for the reasons described above.

Dividends on Preferred Stock
Dividends on preferred stock for the three months ended June 30, 2017, were $59,000, compared to $46,000 for the same period in 2016.  The decrease was primarily due to the accretion of dividends payable for July 1, 2016 through March 31, 2017 related to the expiration of letter agreements that ceased dividends beginning July 1, 2016.
Nine Months Ended June 30, 2017 and 2016
Revenues
Revenues for the nine months ended June 30, 2017 were $4,911,000 compared to $5,861,000 for the same period in 2016, a decrease of $950,000.  The decrease is primarily due to the loss of significant customers during the nine months ended June 30, 2017.
Cost of Revenues
Cost of revenues for the nine months ended June 30, 2017 was $3,373,000, compared to $4,237,000 for the same period in 2016, a decrease of $864,000.  The decrease in cost of revenues is primarily due to the loss of significant customers during the nine months ended June 30, 2017 and a decrease in the cost of supplies from our vendors.
Gross Profit
Gross profit for the nine months ended June 30, 2017 was $1,538,000, compared to $1,623,000 for the same period in 2016, a decrease of $85,000 as a result of an increase in revenues and a reduction in the cost of revenues.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended June 30, 2017 were $6,382,000, compared to $6,944,000 for the same period in 2016, a decrease of $562,000.  Included in selling, general and administrative expenses is $2,101,000 and $3,258,000 of stock-based compensation incurred during the nine months ended June 30, 2017 and 2016, respectively.  The decrease in expenses incurred is due primarily to decreases in stock-based compensation expense and legal and professional fees, offset, in part, by a write off of prepaid legal and professional fees related to an equity financing during the nine months ended June 30, 2017 and an increase in payroll and payroll tax expenses.

Research and Development Expenses
Research and development expenses for the nine months ended June 30, 2017 were $307,000, compared to $139,000 for the same period in 2016, an increase of $168,000. The increase was due to more intense investing in research and development as we continue to develop new products and platforms for Chronic Illness Monitoring.  We expect to continue invest into innovating new products as funds become available.
Gain on Derivatives Liability
Gain on derivatives liability for the nine months ended June 30, 2017 was $230,000, compared to $2,797,000 for the same period in 2016.  The derivative liability recorded as of June 30, 2017 and 2016 relate to variable conversion price adjustments and put options on outstanding notes payable and warrants.
Interest Expense
Interest expense for the nine months ended June 30, 2017 was $6,856,000, compared to $1,935,000 for the same period in 2016, an increase of $4,921,000.  The increase was primarily due to amortization of note payable discounts related to warrants, shares and other costs accrued, issued or paid in connection with notes payable agreements entered into and/or amended during the fiscal years 2017 and 2016 as well as fees and interest related to cash advances made during the fiscal years 2017 and 2016.
Loss on Settlement
During the nine months ended June 30, 2017, we assessed the potential outcome of a lawsuit and recorded a contingent liability of $750,000 for a potential settlement.
Loss on Extinguishment of Debt
During the nine months ended June 30, 2017, in addition to the loss on extinguishment described below, we recognized a gain on extinguishment of debt of $40,000 on the partial extinguishment of a derivative on a note payable as payments were made.
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
During June 2016, $14,000 of principal and $11,000 of accrued interest converted into 953 shares of common stock, pursuant to the terms of a note payable, which resulted in a loss on extinguishment of debt of $15,000.

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
Gain on Liability Settlements
During the nine months ending June 30, 2016, we entered into agreements which settled payables due to third parties, which resulted in gains totaling $295,000.
Net Loss
Net loss for the nine months ended June 30, 2017, was $15,024,000 compared to a net loss of $7,741,000 for the same period in 2016, for the reasons described above.
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
Dividends on Preferred Stock
Dividends on preferred stock for the nine months ended June 30, 2017, were $127,000, compared to $699,000 for the same period in 2016.  The decrease was primarily due to the conversion of Series F Preferred into convertible notes payable and common stock during February 2016 and the reduction in the Series E Preferred dividend rate.
Liquidity and Capital Resources
Our primary sources of liquidity are the proceeds from the sale of our equity securities and debt.  We have not historically financed operations from cash flows from operating activities.  We anticipate that we will continue to seek funding to supplement revenues from the sale of our products and services through the sale of equity and debt securities until we achieve positive cash flows from operating activities. There is no guarantee that we will be able to raise capital on terms to favorable to the Company or at all.
Our cash balance as of June 30, 2017, was $114,000.  At that time, we had a working capital deficit of $28,732,000, compared to a working capital deficit of $12,871,000 as of September 30, 2016.  The increase in working capital deficit is primarily due to additions to accounts payable, accrued expenses, notes payable, and derivatives liabilities related to the issuance of notes payable and related warrants and reduction of prepaid expenses and other current assets, offset, in part, by additions to inventory and contingent notes receivable.
Operating activities for the nine months ended June 30, 2017, used cash of $618,000, compared to $2,803,000 for the same period in 2016.  The decrease in cash used in operating activities is primarily due to the increase in accounts payable and accrued expenses and decrease in prepaid expenses during the nine months ended June 30, 2017, compared to the same period in 2016, offset, in part, by the increase in net loss after adjustment for non-cash items and increase in accounts receivable and inventory during the nine months ended June 30, 2017, compared to the increase in accounts receivable and inventory for the same period in 2016.
Investing activities for the nine months ended June 30, 2017, used cash of $503,000, compared to $4,000 for the same period in 2016. The decrease in cash used in investing activities is primarily due to the acquisition of a contingent note receivable during the nine months ended June 30, 2017 and decreased purchases of property and equipment during the nine months ended June 30, 2017, compared to the same period in 2016.
Financing activities for the nine months ended June 30, 2017, provided cash of $1,068,000, compared to $2,779,000 for the same period in 2016. The decrease in cash provided by financing activities is primarily due to a net decrease in proceeds from the issuance of notes payable to related and third parties and net increase in principal payments on notes payable during the nine months ended June 30, 2017, compared to the same period in fiscal year 2016.

We had an accumulated deficit as of June 30, 2017, of $123,330,000, compared to $108,179,000 as of September 30, 2016.  Our total stockholders' deficit as of June 30, 2017, was $34,543,000 compared to $20,111,000 as of September 30, 2016.  These changes were primarily due to our net loss and dividends accrued during the nine months ended June 30, 2017.
During April 2017, the Company received a letter from a significant customer dated April 25, 2017 notifying the Company of the termination its customer agreement effective July 1, 2017. This customer represented approximately 67% and 52% of revenues during the three and nine months ended June 30, 2017, respectively. If the Company is not able to replace the revenues generated by this customer, of which there can be no assurance, it will result in a material reduction in revenues beginning in July 2017. On December 22, 2017, the Company entered into a Services Agreement that is expected to significantly improve revenues during the fiscal year ended September 30, 2018.
As of the date of this report, notes payable due to unrelated parties with total principal amounts in the aggregate of $2,776,046, owing as of June 30, 2017, are past due, in default, and unpaid.  In addition, notes payable due to related parties with total principal amounts of $27,980, as of June 30, 2017, are past due, in default and unpaid.  These defaults include principal obligations owed to Partners for Growth, our secured lender, which are in excess of $2,700,000 and which are secured by substantially all assets of the Company.  Other notes are currently in technical default. However, as of the time of this report, the lenders have informally agreed to work with us until such time as the notes can be repaid and some of the lenders have provided bridge capital since going in default.
Recent Accounting Pronouncements
In May 2014, August 2015 and May 2016, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers, ASU 2015-14 Revenue from Contracts with Customers, Deferral of the Effective Date, ASU 2016-12 Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients, ASU 2017-13 Revenue Recognition, Revenue from Contracts with Customers, Leases, and Leases: Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments, and ASU 2017-14 Income Statement—Reporting Comprehensive Income, Revenue Recognition, and Revenue from Contracts with Customers, respectively, which implement ASC Topic 606. ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance under US GAAP, including industry-specific guidance. It also requires entities to disclose both quantitative and qualitative information that enable financial statements users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in these ASUs are effective for annual periods beginning after December 15, 2017, and interim periods therein, which will be effective for the Company for the quarter ending December 31, 2018. Early adoption is permitted for annual periods beginning after December 15, 2016. These ASUs may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

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

In May 2017, the FASB issued ASU 2017-09, Stock Compensation: Scope of Modification Accounting. The amendments in this ASU provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for fiscal years and interim periods beginning after December 15, 2017, which will be effective for the Company for the quarter ending December 31, 2018. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivative and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down-round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down-round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity's own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down-round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share ("EPS") in accordance with Topic 260 to recognize the effect of the down-round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down-round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt-Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Accounting Standards Codification, to a scope exception. Those amendments do not have an accounting effect. ASU 2017-11 is effective for fiscal years and interim periods beginning after December 15, 2018, which will be effective for the Company for the quarter ending December 31, 2019. Early adoption is permitted. The Company is assessing the impact, if any, of implementing this guidance on its consolidated financial position, results of operations and liquidity.

Recent Developments
Subsequent to June 30, 2017, the Company entered into the following agreements and transactions:

(1)
On August 2, 2017, we received a cash advance from a third party in the amount of $100,000, which incurs fees of $1,500 per day until repaid. During November 2017, the Company amended the advance to be callable at any time, due May 30, 2018, and to become convertible into shares of the Company's common stock at the most favorable rate available as of the date of the agreement.  The conversion rate may adjusted for any more favorable conversion terms provided to any other note holder at a future date.

(2)
On August 7, 2017, we received a cash advance from a third party in the amount of $50,000, which incurs fees of $750 per day until repaid. During November 2017, the Company amended the advance to be callable at any time, due May 30, 2018, and to become convertible into shares of the Company's common stock at the most favorable rate available as of the date of the agreement.  The conversion rate may adjusted for any more favorable conversion terms provided to any other note holder at a future date.

(3)
During August 2017, we received letters related to unsecured notes payable with third parties with principal balances totaling $5,900,000 as of June 30, 2017 where the lenders waived any historical and future events of default through August 24, 2017 and extended the maturity date through August 24, 2017.

(4)
During August 2017, we received a letter related to an unsecured note payable with a third party with a principal balance of $334,464 as of June 30, 2017 wherein the lender waived any historical and future events of default through August 24, 2017 and extended the maturity date through August 24, 2017.  On December 18, 2017, another letter was received wherein the lender waived any historical and future events of default through February 28, 2018 and extended the maturity date through February 28, 2018.

(5)
During August 2017, we received a letter related to secured and unsecured notes payable with entities controlled by our former chief executive officer and Executive Chairman of the Board of Directors, who was in office at the time, with principal balances of $1,721,100, $1,303,135, $250,000 and $25,463 as of June 30, 2017, wherein the lenders waived any historical and future events of default through August 24, 2017 and extended the maturity date through August 24, 2017.  On December 18, 2017, another letter was received wherein the lender waived any historical and future events of default through January 12, 2018 and extended maturity date was extended through January 12, 2018.

(6)
During August 2017, we received a letter related to an unsecured note payable with a former Executive Chairman of the Board of Directors with a principal balance of $542,004 as of June 30, 2017 wherein the lender waived any historical and future events of default through August 24, 2017 and extended the maturity date through August 24, 2017.  On December 18, 2017, another letter was received wherein the lender waived any historical and future events of default through January 12, 2018 and extended maturity date was extended through January 12, 2018.

(7)
During July 2017, we granted 1,562 shares of common stock, with a value of $12,496 on the date of grant, to the former Executive Chairman and Chief Executive Officer, who was in office at the time, as a bonus for services performed during the three months ended June 30, 2017.  The value of the shares has been included in accrued expenses as of June 30, 2017.

(8)
On August 16, 2017, we sold $248,500 of future customer receipts to a third party for $175,000 in cash.  The $73,500 difference between the future customer receipts and cash received by the Company is being amortized to interest expense over the term of the note. The note is subordinated to another note and is guaranteed by our former Executive Chairman and Chief Executive Officer, who was in office at the time.

(9)
During July 2017, we granted 50,000 shares of common stock, with a value of $400,000 on the date of grant, to a third party as part of a one-year consulting agreement.  The value of the shares will be amortized to selling, general and administrative expenses evenly over the service period.  On September 5, 2017, our Board of Directors granted the issuance of 500 shares of Series H Preferred stock in lieu of the 50,000 shares of common stock, to which the third party has verbally agreed.  The Series H Preferred shares have not yet been issued.

(10)	During July 2017, we granted 3,937 shares of common stock to employees for bonuses. The $31,500 fair value of the shares has been included in accrued expenses as of June 30, 2017.

(11)
On August 28, 2017, we sold $224,850 of future customer receipts to a third party for $150,000 in cash.  The $74,850 difference between the future customer receipts and cash received is being amortized to interest expense over the term of the note. The note is subordinated to another note and is guaranteed by our former Executive Chairman and Chief Executive Officer, who was in office at the time.

(12)
On August 31, 2017, we sold $119,920 of future customer receipts to a third party for $80,000 in cash.  The $39,920 difference between the future customer receipts and cash received is being amortized to interest expense over the term of the note. The note is subordinated to another note and is guaranteed by our former Executive Chairman and Chief Executive Officer, who was in office at the time.

(13)
On September 5, 2017, our Board of Directors modified the terms of the Series G Convertible Preferred stock to remove the 18-month lock-up period.  The amendment has not been filed with the State of Delaware as of the date of this filing.

(14)
On September 5, 2017, our Board of Directors ratified a change to the Series H Preferred stock, previously contemplated and approved by the Board of Directors, to where each share of the Series H Preferred stock is convertible into 100 shares of our common stock, is limited to a total ownership of 4.99% of the outstanding common stock at the time of conversion, is to be non-voting stock, does not bear interest or dividends, and is transferable with the same terms.  The Certificate of Designation for the Series H Preferred stock has not been filed with the State of Delaware as of the time of this filing and no shares had been issued prior to September 5, 2017.

(15)
On September 5, 2017, we entered into a consulting agreement with a former Executive Chairman and Chief Executive Officer, which replaced and existing consulting agreement, for certain consulting services to us including, but not limited to (i) developing business plans, (ii) making introductions to potential customers and/or suppliers, (iii) identifying qualified employees and other service providers, (iv) sales, marketing, manufacturing and other operating activities, and (v) meeting with us and our affiliates' respective managers, officers, employees, agents, and other service providers regarding the business, prospects and our affairs and our affiliates. The former officer may not engage in and shall not be entitled to any fees or consideration for (i) negotiating the purchase and/or sale of our securities, (ii) making recommendations regarding transactions involving our securities, (iii) or any other matters involving transactions of our securities.  The agreement is for one year and includes compensation of $250.00 per hour, but such compensation may not exceed $20,000 during any calendar month, plus 1,500 shares of our Series H Preferred stock.  The shares of Series H Preferred stock have not been issued at the time of this filing.

(16)
On September 5, 2017, we renewed an existing license and royalty agreement with an entity controlled by a former Executive Chairman and Chief Executive Officer (the "licensee").  Under the agreement, the licensee receives the right to make, sell and use products related to our intellectual property regarding diabetics, cellular, GPS and CareCenter arena and generally characterized as the CareCenter Technology in a certain region.  We shall receive a royalty of 15% of the licensee's gross sales price for the product.  The initial term is for three years whereby the licensee must achieve a minimum royalty of $10,000 per month to maintain the agreement, whereby the agreement will be extended for one addition year unless terminated.  If the minimum monthly royalty is not maintained, the licensee may pay a sum to bring the total payment up to $360,000 within 60 days of the end of the three-year term to extend the agreement for one additional year.  The Company may terminate the agreement if the licensee does not commence to manufacture, distribute and sell product within a 6-month period after the execution of the agreement.

(17)
On September 5, 2017, we granted 1,500 shares of our Series H Preferred stock to an entity controlled by a former Executive Chairman of the Board of Directors for past services rendered in addition to amounts earned under an existing consulting agreement.  The shares of Series H Preferred stock have not been issued at the time of this filing.

(18)
On September 5, 2017, we entered into an employment agreement with our former Executive Chairman and Chief Executive Officer, who was in office at the time, for a period of two years for services as our Executive Chairman and Chief Executive Officer.  The initial term of the agreement is for two years and shall automatically renew on a year to year basis, unless terminated sooner.  The base compensation is $360,000 per year plus 1,500 shares of our Series H Preferred stock.  The shares of Series H Preferred stock have not yet been issued.  The terms of the Series H Preferred stock have been approved by our Board of Directors, but no Certificate of Designation has been filed with the appropriate authoritative body.  An additional cash or stock bonus may be awarded, subject to the attainment of such individual and ActiveCare objectives as our Board of Directors shall establish from time to time as determined by our Board of Directors.  Upon certain termination conditions upon termination of the agreement, we may be required to pay severance of twice the base compensation of the former Executive Chairman and Chief Executive Officer at its highest point during the five-year period prior to termination. In addition, our Board of Directors approved compensation at a level of $360,000 per year retroactive from July 2017, when the former Executive Chairman and Chief Executive Officer was appointed, until the employment agreement was signed. Effective October 12, 2017, the agreement was amended to waive any constructive termination in relation to changes in title, working conditions or duties such that his powers are diminished, reduced or otherwise changed to include powers, duties, or working conditions which are note materially consistent with title, continuing after written notice and 10 days to cure.

(19)
On September 5, 2017, our Board of Directors granted 963 shares of Series H Preferred stock to our former Executive Chairman and Chief Executive Officer, who was in office at the time, in lieu of 96,275 shares of previously granted common stock as a bonus for services performed.  The Series H Preferred shares have not yet been issued.

(20)
On September 5, 2017, our Board of Directors granted 200 shares of Series H Preferred stock to the holder of an unsecured note payable with a balance of $300,000 as of June 30, 2017 for the extension of the note payable.  The Series H Preferred shares have not yet been issued.

(21)
From September 21, 2017 through December 1, 2017, we received cash advances totaling $230,000 from an entity controlled by our former Executive Chairman and Chief Executive Officer, who was in office at the time, and repaid $10,000 plus the reimbursement of bank fees of $200.

(22)
On September 25, 2017, we entered into agreements with its primary product vendor that supersedes all prior agreements with the vendor.  Under the agreements, the vendor will provide all products and services to our service members as they are assigned to the vendor.  In return, the vendor will pay us a fee for services rendered to the vendor and to the members for monitoring and reporting.  We also earn commissions on all members assigned under the agreement to be paid upon completion of certain milestones met with each individual member.  The agreements also modify the terms of an existing note payable to the vendor.  The note accrues interest at 0.65% per annum, is reduced by the amount of commissions earned by us under the agreements and matures on September 25, 2019. The agreements also add interest fees on existing accounts payable at 0.65% per annum and the accounts payable are reduced by the amount of commissions earned by us under the agreements for a minimum of 24 months.

(23)	On September 27, 2017, we received a cash advance from a third party in the amount of $40,000, which incurs fees of $600 per day until repaid.

(24)
In October 2017, we entered into a settlement agreement related to an unsecured note payable with a principal balance of $300,000 as of June 30, 2017.  As part of the agreement, the lender lent us an additional $200,000 which has been added to the principal balance of the note payable.  The agreement modified the terms of the note payable to become secured by inventory owned by us, requires issuance of 3,000 shares of Series H Preferred Stock, which were granted by our Board of Directors on September 5, 2017 and are required to be able to convert the lender's shares into 300,000 shares of the Company's common stock, and requires payments of $8,600 for 72 consecutive weeks.  If any payment is late, we are required to issue the lender an additional 86 shares of Series H Preferred Stock per late payment and an additional 172 shares of Series H Preferred stock if late payments are not cured within 30 days and for each subsequent 30-day period the note is in default.  The amended note also requires payment of a key man life insurance policy on a former Executive Chairman of the Board of Directors naming the lender as the benefactor.  The fair value of the shares will be amortized over the life of the amended note. The note terms are adjustable for any terms subsequently provided to other investors.

(25)
On November 7, 2017, we entered into individual agreements related to secured borrowings from four different parties that each previously purchased customer receivables that require daily payments.  The agreements modified each agreement to reduce the amount of the respective daily payment to approximately half of the amount previously drawn through January 7, 2018, whereafter the amount of the payment returns to the payment required under the respective agreement plus an additional amount equal to the amount shorted during the period of lower payments divided by the number of remaining payments remaining on the original term of the respective note payable.  Three of the four agreements are verbal.  On January 5, 2018, we further modified each agreement to keep the amount of the daily payments at approximately the same level as the agreement on November 7, 2017 through mid-March 2018, except one where the lower payments are only through February 5, 2018.  Three of the four agreements are verbal.

(26)	On November 13, 2017, an entity controlled by a former Executive Chairman of the Board of Directors, with whom we contracted for consulting, terminated the existing consulting arrangement.

(27)
On November 13, 2017, we entered into a sales broker agreement with an entity controlled by a former Executive Chairman of the Board (the "Sales Broker ").  Under the Sales Broker agreement, the Company will provide services to certain customers referred to us and the Sales Broker will receive administration fees in the amount of 15% of gross revenues, as defined by the Sales Broker agreement, as long as the Company services the respective customer even in the event the Sales Broker agreement is terminated.  The Sales Broker will promote the Company, its services and products, and introduce potential customers to us as a sales representative.  The initial term of the Sales Broker agreement is one year, which automatically renews for additional one-year periods until cancelled by either party.

(28)
On November 30, 2017, we signed a letter of understanding with a former consultant where we agreed to convert $100,000 of past consulting fees owed into an equivalent value of our equity upon a qualifying capital raise.

(29)
On November 10, 2017, we signed a formal agreement replacing a former verbal agreement with an unsecured note holder, with principal due of $350,000 as of June 30, 2017.  The new agreement memorialized previously agreed upon terms whereby the lender converted a $350,000 advance into an unsecured note payable, with interest at 2.8% of revenues, for $143,987 in fees and a future payoff fee of 20% of the principal, or $70,000, which are included in accrued liabilities and interest expense as of June 30, 2017.  The written agreement adjusted the verbal agreement to where we are required to pay any outstanding interest at the end of the first month following a quarter end. The lender may call all amounts due under the note payable as due and payable after February 28, 2018, given 15 calendar days notice, and the written agreement includes a most favored nations clause in relation to conversion features.

(30)
On November 27, 2017, we signed a formal agreement memorializing previous agreements with the holder of an unsecured note and cash advance, with aggregate principal due of $1,200,000 as of June 30, 2017, as well as additional advances with aggregate principal of $190,000 that were received subsequent to June 30, 2017.  The new agreement memorialized the terms of the note payable whereby the lender converted $617,500 in advances into a $1,100,000 unsecured note payable, with interest at 18% per annum for $95,226 in fees, which have been included in accrued liabilities and interest expense as of June 30, 2017.  In addition, the new agreement allows for advances to incur fees at 1.5% of the advance principal per calendar day until paid in full.  The written agreement adjusted the verbal agreements to where the note payable and advance balances and fees may be called by the lender at any time and are due by May 30, 2018, and the new agreement includes a most favored nations clause in relation to conversion features on the note payable and advances.  The new agreement also assigned $2,000,000 of note payable principal held by an entity controlled by an officer to the lender.  All interest accrued on the assigned balance is payable to the officer.

(31)
On December 6, 2017, we entered into those certain forbearance and lock up letter agreements with three (3) debtors which held convertible debentures in the aggregate principal amount of $1,109,345 at the time of the agreements, whereby the debtors agreed that, without prior written consent of the Company, the debtors will not, directly or indirectly, (i) offer for sale, sell, pledge, or otherwise transfer or dispose of (or enter into any transaction that is designed to, or could be expected to, result in the transfer or disposition by any person at any time in the future of) any shares of common stock (including, without limitation, shares of common stock that may be deemed to be beneficially owned by the undersigned in accordance with the rules and regulations of the Securities and Exchange Commission and shares of common stock that may be issued upon exercise of any options or warrants) or securities convertible into or exercisable or exchangeable for common stock, (ii) enter into any swap or other derivatives transaction that transfers to another, in whole or in part, any of the economic benefits or risks of ownership of shares of common stock, whether any such transaction is to be settled by delivery of common stock or other securities, in cash or otherwise, (iii) except as provided for, make any demand for or exercise any right or cause to be filed a registration statement, including any amendments thereto, with respect to the registration of any shares of common stock or securities convertible into or exercisable or exchangeable for common stock or any of our other securities, or (iv) publicly disclose the intention to do any of the foregoing for a period of the earlier of (a) June 5, 2018 or (2) the consummation of a qualified offering, herein deemed as an offering of $3,000,000 or more.  Additionally, the Debt Holders agreed that they will forbear from enforcing their rights and remedies against any defaults which may exist historically, currently or in the future through June 5, 2018 under the existing loan documents.  The agreements automatically terminate upon the earlier of (i) inability to raise a minimum of $550,000 in capital on or before December 31, 2017; (ii) June 5, 2018; or (iii) the consummation of a qualified offering of at least $3,000,000 by the Company.  In addition, two (2) of the debtor agreements waive their rights to default litigation only through December 31, 2017 and any new financing must receive their prior consent unless it is common equity.

(32)
Effective December 11, 2017, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with four accredited investors, including our new Chief Executive Officer in connection with the closing of a bridge financing (the "Bridge Financing") in the gross amount of $600,000. The three remaining accredited investors hold notes payable with an aggregate principal balance of $3,865,865 as of June 30, 2017. Pursuant to the Purchase Agreements, the Investors purchased from us (i) Promissory Notes in the aggregate principal amount of $631,578.06 (the "Notes") due and payable six months from the Effective Date and (ii) Common Stock Purchase Warrants (the "Warrant"), exercisable for five years from the date of issuance, to purchase up that certain amount of shares with an aggregate exercise amount equal to $600,000 at an exercise price per share equal to the lesser of (i) 80% of the per share price of common stock in the companies contemplated private placement of securities of up to $5,000,000, contemplated to take place within six months of the effective date (the "Private Placement") (ii) $3.00 per share, (iii) 80% of the offering price in the Private Placement (if applicable), or (iv) 80% of the exercise price of any warrants issued in the Private Placement, in each case subject to adjustment hereunder (the "Exercise Price"). The Notes were issued in favor of the Investors with an original issue discount equal to five percent (5%). Additionally, pursuant to the Purchase Agreement, we will issue the investors common stock (the "Origination Shares") worth 30% of the purchase price paid by each investor (the "Origination Dollar Amount") on the 5th trading day after the pricing of the Private Placement, but in no event later than six months from the Effective Date. The Origination Dollar amount will divided by the lowest of (i) $3.00 (subject to adjustment for stock splits), (ii) 80% of the common stock offering price in the Private Placement, (iii) 80% of the offering price of the Private Placement (if applicable), or (iv) 80% of the exercise price of any warrants issued in the Private Placement.  At the closing of the Private Placement the Note shall automatically convert into a subscription into the Private Placement in an amount equal to 125% of the Note balance, subject to certain conditions as outlined therein. If we fail to repay the balance due under the Note on its Maturity the Investors have the right, at any time, at their election, to convert all or part of the outstanding and unpaid principal sum and accrued interest (and any other fees) into shares of fully paid and non-assessable shares of our common stock pursuant to the following conversion formula: number of shares receivable upon conversion equals the dollar amount being converted divided by the Conversion Price. The Conversion Price is the lesser of $3.00 (subject to adjustment for stock splits) or 60% of the lowest trade price in the 25 trading days. Further, in the event of any default, the outstanding principal amount of the Notes, plus accrued but unpaid interest, liquidated damages, fees and other amounts owing in respect thereof through the date of acceleration (the "Note Balance"), shall become, at the Investor's election, immediately due and payable in cash at the Mandatory Default Amount. The Mandatory Default Amount means the investor's choice of (this choice may be made at any time without presentment, demand, or notice of any kind): (i) the Note Balance divided by the Conversion Price on the date of the default multiplied by the closing price on the date of the default; or (ii) the Note Balance divided by the Conversion Price on the date the Mandatory Default Amount is either (a) demanded or (b) paid in full, whichever has a lower Conversion Price, multiplied by the closing price on the date the Mandatory Default Amount is either (a) demanded or (b) paid in full, whichever has a higher closing price; or (iii) 150% of the Note Balance. If, at any time the Note is outstanding, we issue a Variable Security (as defined therein), then in such event the Investors shall have the right to convert all or any portion of the outstanding balance of the Notes into shares of Common Stock on the same terms as granted in any applicable Variable Security issued by the Company.

(33)
On November 17, 2017, we received cash advances from third parties totaling $60,000.  On January 5, 2018, the advances converted into agreements with the same terms as the Bridge Financing entered into on December 11, 2017.

(34)
On December 11, 2017, Eric Robinson voluntarily resigned as Chief Financial Officer, Secretary and In-House Counsel, and all other positions with the Company to which he has been assigned regardless of whether he served in such capacity, effective immediately. On the same date, Jeffrey S. Peterson voluntarily resigned as Chairman of the Board of Directors, while acknowledging that he will continue to serve the Company as a Director and Executive Vice President.  On the same date, Robert J. Welgos and Bradley Robinson voluntarily resigned as members of the Board of Directors and all other positions with us to which they may have been assigned, regardless of whether they served in such capacity, effective immediately.  These resignations were not as a result of any disagreements with us.

(35)
On December 11, 2017, Isaac Onn was appointed as a member of our board of Directors and Mark J. Rosenblum was appointed as our Chairman of the Board of Directors and Chief Executive Officer in connection with the Bridge Financing.  In connection with Mr. Rosenblum's appointment as our Chief Executive Officer, on December 11, 2017, we and Mr. Rosenblum finalized the terms of his employment and entered into an employment agreement (the "Rosenblum Employment Agreement"). Mr. Rosenblum shall have such duties, responsibilities and authority which shall include, but not be limited to the responsibility for the overall management, direction and strategy of the Company. We shall pay Mr. Rosenblum a salary at a rate of Three Hundred Thousand and 00/100 Dollars ($300,000) per year (the "Initial Base Salary"). The Initial Base Salary shall increase to an annual rate of Three Hundred and Sixty Thousand Dollars ($360,000) (the "Base Salary") upon our closing a financing of at least Five Million Dollars ($5,000,000). Mr. Rosenblum shall be eligible for an annual performance-based cash bonus of up to 100% of the Base Salary (as further defined in the Rosenblum Employment Agreement"). The Rosenblum Employment Agreement is for a term of three (3) years and will be automatically renewed for one year periods, unless otherwise terminated by us or Mr. Rosenblum. Upon execution of the Rosenblum Employment Agreement we agreed to issue restricted shares equal to $300,000 valued at the offering price of the next equity offering of the Company ("RSU") and an option to purchase an aggregate $600,000 valued at the offering price of our next equity offering at an exercise price equal to the market price for our next equity offering (the "Options"). One-third of these Options shall vest immediately, another third on the first anniversary of the Rosenblum Employment Agreement, and the final third on the second anniversary of the Rosenblum Employment Agreement. The RSUs shall vest 50% immediately upon issuance and 25% on each of the first and second anniversaries of the Rosenblum Employment Agreement. If the Company terminates Mr. Rosenblum's employment without just cause or if Mr. Rosenblum's employment is terminated due to Disability (as defined therein), Mr. Rosenblum shall be entitled to receive, in addition to any accrued and unpaid Base Salary, plus any accrued but unused vacation time and unpaid expenses that have been earned as of the date of such termination, the following severance payments (the "Severance Payments"): (i) equal monthly installments at the applicable Base Salary rate then in effect, as determined on the first day of the calendar month immediately preceding the day of termination, to be paid beginning on the first day of the month following such termination and continuing until the later of (A) the expiration of the Term or (B) the expiration of (i) six (6) months following the effective termination date; provided, however, that if we terminate the Agreement without Just Cause (as defined in the Rosenblum Employment Agreement) within six (6) months of the effective date, then Mr. Rosenblum will only be entitled to three (3) months of severance instead of six (6) months; and (ii) during the Severance Period (as defined in the Rosenblum Employment Agreement), health and life insurance benefits substantially similar to those which Mr. Rosenblum was receiving or entitled to receive immediately prior to termination; provided, however, such insurance benefits shall be reduced to the extent comparable benefits during such period following Mr. Rosenblum's termination, and any benefits actually received shall be reported by Mr. Rosenblum to us.  We will reimburse Mr. Rosenblum for any reasonably travel and relocation expenses.

(36)
During December 2017, we entered into those certain forbearance and lock up letter agreements with a debtor which holds convertible debentures in the principal amount of $25,312 as of December 5, 2017, whereby the debtor agreed that, without our prior written consent, the debtor will not, directly or indirectly, (i) offer for sale, sell, pledge, or otherwise transfer or dispose of (or enter into any transaction that is designed to, or could be expected to, result in the transfer or disposition by any person at any time in the future of) any shares of common stock (including, without limitation, shares of common stock that may be deemed to be beneficially owned by the undersigned in accordance with the rules and regulations of the Securities and Exchange Commission and shares of common stock that may be issued upon exercise of any options or warrants) or securities convertible into or exercisable or exchangeable for common stock, (ii) enter into any swap or other derivatives transaction that transfers to another, in whole or in part, any of the economic benefits or risks of ownership of shares of common stock, whether any such transaction is to be settled by delivery of common stock or other securities, in cash or otherwise, (iii) except as provided for, make any demand for or exercise any right or cause to be filed a registration statement, including any amendments thereto, with respect to the registration of any shares of common stock or securities convertible into or exercisable or exchangeable for common stock or any of our other securities, or (iv) publicly disclose the intention to do any of the foregoing for a period of the earlier of (a) June 5, 2018 or (2) the consummation of a qualified offering, herein deemed as an offering of $3,000,000 or more. Additionally, the debtor agreed that they will forbear from enforcing their rights and remedies against any defaults which may exist historically, currently or in the future through June 5, 2018 under the convertible debentures. The forbearance and lock up letter agreements automatically terminate upon the earlier of (i) inability to raise a minimum of $550,000 in capital on or before December 31, 2017; (ii) June 5, 2018; or (iii) the consummation of a qualified offering of at least $3,000,000 by the Company.

(37)
On January 12, 2018, we received letters from four (4) debtors which hold convertible debentures with principal balances totaling $3,162,955 as of June 30, 2017 where the debtors forbear against any historical and future events of default and remedies through February 15, 2018 and extended the maturity date through February 15, 2018. As part of the letters, we agreed not to initiate any new financing arrangements without the consent of the debtors.

(38)
On January 12, 2018, we received a letter from a lender who holds two unsecured notes payable with principal balances totaling $550,000 as of June 30, 2017 where the lender forbears against any historical and future events of default through February 28, 2018 and extended the maturity date through February 28, 2018 in exchange for 12,000 shares of common stock.

(39)
On December 22, 2017, we entered into a Services Agreement (the "Cleveland Clinic Agreement") with the Cleveland Clinic Foundation d.b.a. Cleveland Clinic, an Ohio nonprofit corporation ("Cleveland Clinic"). Pursuant to the Cleveland Clinic Agreement, we will be providing services to Cleveland Clinic as agreed to by the parties in any mutually agreed form pursuant to a "Statement of Work". Pursuant to the Statement of Work included in the Cleveland Clinic Agreement, we will provide monitoring services to Cleveland Clinic's expected beneficiary diabetic population within the Cleveland Clinic Medicare ACO. The initial term of the Cleveland Clinic Agreement is for three years and shall automatically renew after the term for a successive twelve (12) month period from year to year unless sooner terminated by either party in accordance with the terms of the Cleveland Clinic Agreement. As consideration for our Services, we are to receive a fixed monthly fee per Covered Diabetic Patient (as defined in the Cleveland Clinic Agreement). In addition, at such time the Cleveland Clinic Accountable Care Organization ("CCACO") shall receive a shared savings payment from the Centers for Medicare and Medicaid Services, CCACO shall share such savings with us based on a formula defined in the Cleveland Clinic Agreement. Cleveland Clinic may, by written notice to us, terminate the Agreement, any purchase order or any portion of a purchase order if we (i) are in material breach of any of the terms and conditions of the Cleveland Clinic Agreement or any Purchase Order, which breach in not cured within thirty (30) days after notification of such breach, (ii) terminate or suspend our business, become insolvent, or become subject to any bankruptcy or insolvency proceeding under Federal or State law. Cleveland Clinic further may terminate the Cleveland Clinic Agreement, any Purchase Order or any portion of any Purchase Order for convenience upon ninety (90) days' prior written notice to us ("Termination for Convenience"). In connection with any Termination for Convenience, Cleveland Clinic will reimburse Company for the actual cost reasonably incurred for work in process up to the time of cancellation, as well as any non-cancellable contract of Company, or non-cancellable purchase order to a third party, entered into for the benefit of Cleveland Clinic. The Cleveland Clinic Agreement is nonexclusive, and Cleveland Clinic may contract with others to perform similar services. Accordingly, the Company may also perform similar services for others.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective, for the reasons discussed below.
During the audit process for the year ended September 30, 2016 and the review process for the nine months ended June 30, 2017, management identified ineffective controls over the accounting for 1) debt issuance costs and derivatives, and 2) debt extinguishments as material weaknesses in internal control over financial reporting.
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
On May 28, 2015, an investor in the Company, filed a lawsuit against the Company, James Dalton, our former CEO and Chairman, ADP Management, an entity controlled by David Derrick, our former Executive Chairman, and 4G Biometrics, a wholly owned subsidiary of the Company in the District Court of Utah-Central Division (Case No. 2:15-CV-00373-BCW). The lawsuit alleges a breach of contract, breach of the implied covenant of good faith and fair dealing, fraud and conspiracy to commit fraud and seeks damages in excess of $1,000,000, exclusive of interest and costs. The Company has engaged legal counsel regarding the matter. The Company has assessed a high probability of settling the matter for $750,000 in cash, equity, or a combination thereof.

Item 1A. Risk Factors.
We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on January 13, 2017.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2017, we issued 7,000 shares of common stock for services provided by an independent consultant, with a value on the date of grant of $70,000 in reliance on an exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.
There were no other unregistered sales of the Company's equity securities during the quarter ended June 30, 2017, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities

As of the date of this report, notes payable due to unrelated parties with total principal amounts of $2,776,046, owing as of June 30, 2017, are past due, in default, and unpaid.  In addition, notes payable due to related parties with total principal amounts of $26,721, as of June 30, 2017, are past due, in default and unpaid.  These defaults include obligations owed to Partners for Growth, our secured lender, which are in excess of $2,700,000 and are secured by substantially all assets of the Company.  We intend to make payments on these notes payable as funds are available.  Other notes are currently in technical default. However, as of the time of this report, the lenders have informally agreed to work with us until such time as the notes can be repaid and some of the lenders have provided bridge capital since going in default.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information
There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

Exhibit Number	Description

4.1	Form of Warrant (incorporated by reference to Current Report on Form 8-K filed with the SEC on December 14, 2017).

10.1	Form of employment agreement with former chief executive officer.

10.2	Factoring Agreement by and between Complete Business Solutions Group, Inc. and ActiveCare, Inc. (incorporated by reference to Current Report on Form 8-K filed with the SEC on April 20, 2017).

10.3	Joint Venture Agreement by and between Colorado Choice Health Plans and ActiveCare, Inc. (incorporated by reference to Current Report on Form 8-K filed with the SEC on April 20, 2017).

10.4
Amendment # 5 to the Securities Purchase Agreement and the $2,000,000 Promissory Note dated September 19, 2016 (incorporated by reference to Current Report on Form 8-K filed with the SEC on April 20, 2017).

10.5	Form of Forbearance and Lock Up Agreement (incorporated by reference to Current Report on Form 8-K filed with the SEC on December 14, 2017).

10.6	Form of Securities Purchase Agreement (incorporated by reference to Current Report on Form 8-K filed with the SEC on December 14, 2017).

10.7	Form of Promissory Note (incorporated by reference to Current Report on Form 8-K filed with the SEC on December 14, 2017).

10.8	Employment Agreement by and Between Mark J. Rosenblum and ActiveCare, Inc. (incorporated by reference to Current Report on Form 8-K filed with the SEC on December 14, 2017).

17.1	Letter of Resignation from Bradley Robinson (incorporated by reference to Current Report on Form 8-K filed with the SEC on December 14, 2017).

17.2	Letter of Resignation from Eric Robinson (incorporated by reference to Current Report on Form 8-K filed with the SEC on December 14, 2017).

17.3	Letter of Resignation from Jeffrey S. Peterson (incorporated by reference to Current Report on Form 8-K filed with the SEC on December 14, 2017).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)). *

32	Certification pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

ActiveCare, Inc.

Date: January 31, 2018	/s/Mark J. Rosenblum
Mark J. Rosenblum Chief Executive Officer (Principal Executive Officer)

Date: January 31, 2018	/s/Jeffrey S. Peterson
Jeffrey S. Peterson Executive Vice President (Principal Financial and Accounting Officer)